Form 10-K/A
period 2018-12-31
Moderna, Inc.
filed 2019-04-25
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A (Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2018 of Moderna, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.
The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. This Amendment also amends Part IV, Item 15 of the Original Form 10-K to add Exhibit 10.24.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 13, 2019 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

NOTE REGARDING COMPANY REFERENCES
Unless the context otherwise requires, the terms “Moderna,” “the Company,” “we,” “us,” and “our” in this Amendment refer to Moderna, Inc. and its consolidated subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age (as of April 15, 2019) and position of each of our executives and directors.

Name	Age	Position
Executives:
Stéphane Bancel (1)	46	Chief Executive Officer and Director
Juan Andres (1)	54	Chief Technical Operations and Quality Officer
Marcello Damiani	49	Chief Digital and Operational Excellence Officer
Annie Seibold Drapeau	52	Chief Human Resources Officer
Lori Henderson, J.D. (1)	57	General Counsel and Corporate Secretary
Stephen Hoge, M.D. (1)	43	President
Lorence Kim, M.D. (1)	45	Chief Financial Officer
Megan Pace	46	Chief Corporate Affairs Officer
Tal Zaks, M.D., Ph.D. (1)	53	Chief Medical Officer
Non-Executive Directors:
Noubar B. Afeyan, Ph.D. (4)(5)	56	Chairman, Director
Stephen Berenson (2)(3)	58	Director
Peter Barton Hutt, LL.M. (5)	84	Director
Robert Langer, Sc.D. (4)	70	Director
Elizabeth Nabel, M.D. (4)(5)	67	Director
Israel Ruiz (2)(3)	47	Director
Paul Sagan (2)(3)	60	Director
Moncef Slaoui, Ph.D.(5)	59	Director
_________

(1)	Executive officer

(2)	Member of the audit committee

(3)	Member of the compensation and talent committee

(4)	Member of the nominating and corporate governance committee

(5)	Member of the product development committee
Executive team
Stéphane Bancel, has served as our Chief Executive Officer since October 2011 and a member of our board of directors since March 2011. Before joining the Company, Mr. Bancel served for five years as Chief Executive Officer of the French diagnostics company bioMérieux SA (Euronext: BIM). From July 2000 to March 2006, he served in various roles at Eli Lilly and Company (NYSE: LLY), including as Managing Director, Belgium and as Executive Director, Global Manufacturing Strategy and Supply Chain. Prior to Eli Lilly and Company, Mr. Bancel served as Asia-Pacific Sales and Marketing Director for bioMérieux. Mr. Bancel currently serves on the board of directors of Qiagen N.V. (NYSE: QGEN) and previously served on the board of directors of BG Medicine, Inc. (OTCMKTS: BGMD) and Syros Pharmaceuticals, Inc. (Nasdaq: SYRS). He is currently a Venture Partner at Flagship Pioneering and a trustee of the Museum of Science in Boston. Mr. Bancel holds a Master of Engineering degree from École Centrale Paris (ECP), a Master of Science in chemical engineering from the University of Minnesota, and an M.B.A. from Harvard Business School. We believe that Mr. Bancel is qualified to serve on our board of directors because of his extensive leadership experience in the healthcare industry and experience as a director of public and private companies.
Juan Andres, joined the Company in August 2017, and has served as our Chief Technical Operations and Quality Officer since August 2018. Before joining the Company, Mr. Andres worked at Novartis AG (NYSE: NVS) (“Novartis”) from 2005 to 2017, in various roles of increasing responsibility including serving as Global Head, Technical Operations (Manufacturing and Supply Chain), Global Head of Quality, and Global Head of Technical Research and Development. From 1987 to 1996, Mr. Andres served in various manufacturing, production, and quality roles at Eli Lilly and Company (NYSE: LLY), including as Vice President, Pharmaceutical Manufacturing. Mr. Andres obtained a degree in pharmacy at the Universidad de Alcalá in Spain.
Marcello Damiani, joined the Company in May 2015, and has served as our Chief Digital and Operational Excellence Officer since September 2018. From 2009 to 2015, Mr. Damiani held senior roles at bioMérieux (BIM:FP), including Senior Vice President and

Group Chief Information Officer. Mr. Damiani holds an M.S. degree in Information Systems Architecture from the University of Toulouse, France and completed an international Executive M.B.A. program through TRIUM, an alliance of the London School of Economics, the New York University Stern Business School, and the HEC Paris School of Management, France.
Annie Seibold Drapeau, has served as our Chief Human Resources Officer since October 2016. From April 2015 to October 2016, Ms. Drapeau served as an Operating Partner at Bain Capital Private Equity. From 2010 to 2015, Ms. Drapeau held senior roles at Iron Mountain (NYSE: IRM), including Executive Vice President of Strategy and Talent. Ms. Drapeau holds a B.S. in chemical engineering from Bucknell University and an M.B.A. from the Amos Tuck School at Dartmouth College.
Lori Henderson, J.D., has served as our General Counsel and Corporate Secretary since April 2018. From 2011 to 2018, Ms. Henderson served at Albany Molecular Research Inc. (“AMRI”) first as Vice President, General Counsel and Corporate Secretary until 2014 and then as Senior Vice President, General Counsel and Head of Business Development. Prior to her time at AMRI, Ms. Henderson worked as a corporate attorney at Goodwin Procter LLP and as a General Counsel at other corporations. She received her J.D. from the George Washington University Law School and her B.A. in Business and Economics from Gordon College.
Stephen Hoge, M.D., joined the Company in January 2013 and has served as our President since February 2015. From 2010 to 2012, Dr. Hoge was a Partner at McKinsey & Company and a leader in the firm’s healthcare practice. From 2005 to 2010, he served in roles of increasing responsibility at McKinsey & Company. From 2004 to 2005, Dr. Hoge was a resident physician at New York University/Bellevue Hospital. Dr. Hoge serves on the board of directors of Axcella Health, Inc., a private biotechnology company. He received an M.D. from the University of California, San Francisco and a B.A. in neuroscience from Amherst College.
Lorence Kim, M.D., has served as our Chief Financial Officer since April 2014. From July 2000 to April 2014, Dr. Kim held a number of positions at Goldman, Sachs & Co., most recently as Managing Director and co-head of biotechnology investment banking. Dr. Kim has served on the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB) since 2014. He received an A.B. in Biochemical Sciences from Harvard University, an M.B.A. in Healthcare Management from the Wharton School of the University of Pennsylvania, and an M.D. from the University of Pennsylvania School of Medicine.
Megan Pace, has served as our Chief Corporate Affairs Officer since April 2018. From February 2015 to December 2017, Ms. Pace held senior positions at Agios Pharmaceuticals (Nasdaq: AGIO), including Senior Vice President, Strategic Operations and PKR Program Executive. From May 2010 to January 2015, she held senior positions at Vertex Pharmaceuticals (Nasdaq: VRTX), including Senior Vice President of Corporate Communications. Prior to Vertex, Ms. Pace was Senior Director of Public Affairs at Genentech. Ms. Pace received a B.A. from the College of Charleston.
Tal Zaks, M.D., Ph.D., has served as our Chief Medical Officer since March 2015. Prior to joining Moderna, Dr. Zaks served in senior development positions at Sanofi (NYSE: SNY) from 2010 to 2015, including Senior Vice President and Head of Global Oncology. From July 2008 to May 2010, he served as Vice President of Clinical Research, Oncology at Cephalon. Prior to this, Dr. Zaks spent four years at GlaxoSmithKline (NYSE: GSK) as Director, Clinical Development and Translational Medicine and three years at the National Cancer Institute as a Postdoctoral Fellow. He is currently Associate Professor of Medicine at the University of Pennsylvania and serves on the board of directors of Adaptimmune Therapeutics plc (Nasdaq: ADAP). Dr. Zaks received his M.D. and Ph.D. from the Ben Gurion University in Israel and conducted post-doctoral research at the U.S. National Institutes of Health. He completed his clinical training in internal medicine at Temple University Hospital followed by a fellowship in medical oncology at the University of Pennsylvania.
Non-executive directors
Noubar B. Afeyan, Ph.D., is a co-founder and has served on our board of directors since incorporation, and has served as a chairman of our board of directors since February 2012. In 1999, Dr. Afeyan founded Flagship Pioneering and serves as its Senior Managing Partner and Chief Executive Officer. Since May 2014, Dr. Afeyan has served on the board of directors of Evelo Biosciences, Inc. (Nasdaq: EVLO), since 2013, on the board of Rubius Therapeutics, Inc. (Nasdaq: RUBY) and since October 2010, on the board of Seres Therapeutics, Inc. (Nasdaq: MCRB). He has previously served on the boards of numerous privately and publicly held companies, including BIND Therapeutics, Inc., BG Medicine, Inc. and Eleven Biotherapeutics, Inc. He received a Ph.D. in biochemical engineering from the Massachusetts Institute of Technology (“MIT”) and a B.S. in chemical engineering from McGill University. Dr. Afeyan is currently a visiting lecturer of business administration at Harvard Business School and was previously a senior lecturer at MIT’s Sloan School of Management where he taught courses on technology-entrepreneurship, innovation, and leadership. We believe that Dr. Afeyan’s significant experience co-founding, leading, and investing in numerous biotechnology companies make him qualified to serve on our board of directors.
Stephen Berenson, has served as a member of our board of directors since October 2017. Mr. Berenson is a Managing Partner at Flagship Pioneering. Prior to that, Mr. Berenson spent 33 years as an investment banker at J.P. Morgan. During his last twelve years at J.P. Morgan, Mr. Berenson was Vice Chairman of Investment Banking and focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson also serves on the board of directors of CiBO Technologies, Inc. Mr. Berenson received an S.B. in mathematics from MIT. We believe that Mr. Berenson is qualified to serve on our board of directors because of his experience in the banking and investment industries.
Peter Barton Hutt, LL.M., has served as a member of our board of directors since March 2012. Mr. Hutt has practiced law at Covington & Burling LLP, specializing in food and drug law, since 1960 (except for the period from 1971 to 1975). From 1971 to 1975, he was Chief Counsel for the U.S. Food and Drug Administration. Mr. Hutt is a member of the board of directors of Flex Pharma, Inc. (Nasdaq: FLKS), Q Therapeutics, Inc. (Nasdaq: QCEL), Concert Pharmaceuticals, Inc. (Nasdaq: CNCE), and Immunomedics, Inc. (Nasdaq: IMMU), each of which is a public biotechnology company, as well as numerous private companies. During the last five years, Mr. Hutt also served as a member of the board of directors of BIND Therapeutics, Inc. (Nasdaq: BIND), Seres Therapeutics, Inc. (Nasdaq: MCRB), Xoma Ltd. (Nasdaq: XOMA), DBV Technologies SA (Nasdaq: DBVT), Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA), and Evelo Biosciences, Inc. (Nasdaq: EVLO). Mr. Hutt received a B.A. from Yale University, an LL.B. from Harvard Law School, and an LL.M. from New York University School of Law. We believe that Mr. Hutt is qualified to serve on our board of directors because of his extensive knowledge of regulatory and legal issues related to drug development and his service on numerous boards of directors.
Robert Langer, Sc.D., has served as a member of our board of directors since December 2010. Dr. Langer has been an Institute Professor at MIT since 2005, and prior to that was a Professor at MIT since 1977. Dr. Langer currently serves on the board of directors of Rubius Therapeutics, Inc. (Nasdaq: RUBY), Kala Pharmaceuticals, Inc. (Nasdaq: KALA), and the UK public company Puretech Health plc (LON: PRTC), and previously served on the board of directors of public companies Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA), Wyeth (NYSE: WYE), Fibrocell Science, Inc. (Nasdaq: FCSC) and Millipore Corp. Dr. Langer also served as a member of the Science Board to the Food and Drug Administration from 1995 to 2002, including his service as chairman from 1999 to 2002. Dr. Langer received his B.S. from Cornell University and his Sc.D. from MIT, both in Chemical Engineering. We believe that Dr. Langer is qualified to serve on our board of directors because of his pioneering academic work, extensive medical and scientific knowledge and experience, and his previous service on public company boards of directors.
Elizabeth Nabel, M.D., has served as a member of our board of directors since December 2015. Dr. Nabel has served as President of Harvard University-affiliated Brigham Health, which includes Brigham and Women’s Hospital, Brigham and Women’s Faulkner Hospital, and the Brigham and Women’s Physician Organization, since 2010. Dr. Nabel has also been a Professor of Medicine at Harvard Medical School since 2010. Prior to that, Dr. Nabel held a variety of roles, including Director, at the National Heart, Lung and Blood Institute at the National Institutes of Health, a federal agency funding research, training and education programs to promote the prevention and treatment of heart, lung and blood diseases, from 1999 to 2009. She is an elected member of the National Academy of Medicine of the National Academy of Sciences. Dr. Nabel currently serves on the board of directors of Medtronic Plc (NYSE: MDT) and as a trustee of Tekla Capital Management LLC. We believe that Dr. Nabel is qualified to serve on our board of directors because of her extensive experience in the health care field, including senior positions with a number of research universities and organizations.
Israel Ruiz, has served as a member of our board of directors since February 2017. Mr. Ruiz has been the Executive Vice President and Treasurer at MIT since 2011. In this role, Mr. Ruiz oversees all principal administrative and financial functions of MIT. Prior to his current role, Mr. Ruiz served as the Vice President for Finance for MIT from 2007 to 2011 and as a principal for MIT’s Office of Budget and Financial Planning from 2001 to 2007. He currently serves on the board of directors of Fortive Corporation (NYSE: FTV). Mr. Ruiz received a degree in industrial and mechanical engineering from the Polytechnic University of Catalonia and a master’s degree from the MIT Sloan School of Management. We believe that Mr. Ruiz is qualified to serve on our board of directors because of his deep financial and accounting experience as the chief financial officer of MIT.
Paul Sagan has served as a member of our board of directors since June 2018. Mr. Sagan has been a Managing Director at General Catalyst Partners, a venture capital firm, since January 2018, and previously served there as an Executive In Residence (XIR) since January 2014. Mr. Sagan was a director of EMC from December 2007 until the acquisition by Dell, Inc. in September 2016. From April 2005 to January 2013, Mr. Sagan served as Chief Executive Officer at Akamai Technologies, Inc. (Nasdaq: AKAM) and was President from May 1999 to September 2010 and from October 2011 to January 2013. Mr. Sagan currently serves on the board of directors of Akamai and VMware, Inc. (Nasdaq: VMW). Mr. Sagan received his B.S. from the Medill School of Journalism at Northwestern University. We believe that Mr. Sagan is qualified to serve on our board of directors because of his experience and leadership in both in the technology and venture capital fields.
Moncef Slaoui, Ph.D., has served as a member of our board of directors since July 2017. Dr. Slaoui joined GlaxoSmithKline Plc (NYSE: GSK) (“GSK”) in 1988, where he engineered the development of a robust vaccines pipeline. He then led worldwide business development for pharmaceutical products before his appointment to lead research and development in 2006. He assumed overall responsibility for GSK’s Oncology Business in 2010, for GSK Vaccines in 2011, and for all Global Franchises in 2012. Dr. Slaoui is Chairman of the Board of Directors of Galvani Bioelectronics, a company launched in November 2016 that GSK jointly owns with

Verily Life Sciences. Dr. Slaoui has advised the U.S. President’s Council of Advisors on Science and Technology, was a member of the Board of the Agency for Science, Technology, & Research until January 2011, the PhRMA Foundation Board from 2008 to 2016, and the Advisory Committee to the Director of the National Institutes of Health from 2011 to 2016. Dr. Slaoui previously served on the board of directors of Intellia Therapeutics Inc. (Nasdaq: NTLA). Dr. Slaoui is also a former Professor of Immunology at the University of Mons, Belgium. Dr. Slaoui received a Ph.D. in Molecular Biology and Immunology from Université Libre de Bruxelles. We believe that Dr. Slaoui is qualified to serve on our board of directors because of his vast experience in the pharmaceutical industry and various leadership positions.
Composition of our board of directors
Our board consists of nine members. Our nominating and corporate governance committee and our board of directors consider a broad range of factors relating to the qualifications and background of nominees. Our nominating and corporate governance committee’s and our board of director’s priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
Director independence
Our board of directors has determined that all members of the board of directors, except Mr. Bancel, our Chief Executive Officer, are independent directors, including for purposes of the rules of the Nasdaq Global Select Market and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Bancel is not an independent director under these rules because he is an executive officer of the Company.
Staggered board
In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three staggered classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2019 for Class I directors, 2020 for Class II directors and 2021 for Class III directors.

•	Our Class I directors are Noubar B. Afeyan, Stéphane Bancel, and Peter Barton Hutt;

•	Our Class II directors are Stephen Berenson, Israel Ruiz, and Paul Sagan; and

•	Our Class III directors are Robert Langer, Elizabeth Nabel, and Moncef Slaoui.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors.
The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Board leadership structure and board’s role in risk oversight
Currently, the role of chairman of the board of directors is separated from the role of Chief Executive Officer. Our Chief Executive Officer is responsible for recommending strategic decisions and capital allocation to the board of directors and to ensure the execution of the recommended plans. The chairman of the board of directors is responsible for leading the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. While our amended and restated by-laws and corporate governance guidelines do not require that our chairman and Chief Executive Officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, and management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Committees of our board of directors
Our board of directors has established an audit committee, a compensation and talent committee, a nominating and corporate governance committee, and a product development committee, each of which operates pursuant to a charter adopted by our board of directors. The board of directors may also establish other committees from time to time to assist the Company and the board of directors. The composition and functioning of all of our committees are described below and comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq, and SEC rules and regulations. Copies of the charters for the audit, compensation and talent, and nominating and corporate governance committees are available on the Investors section of our website, which is located at https://investors.modernatx.com, by clicking on the “Corporate Governance” section.

	Audit	Compensation & Talent	Nominating & Corporate Governance	Product Development
Noubar B. Afeyan, Ph.D.			Chair	Member
Stephen Berenson	Member	Chair
Peter Barton Hutt, LL.M.				Member
Robert Langer, Sc.D.			Member
Elizabeth Nabel, M.D.			Member	Member
Israel Ruiz	Chair	Member
Paul Sagan	Member	Member
Moncef Slaoui, Ph.D.				Chair

Audit committee
Mr. Berenson, Mr. Sagan, and Mr. Ruiz serve on the audit committee, which is chaired by Mr. Ruiz. Our board of directors has determined that each are “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Ruiz as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•
recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.
Compensation and talent committee
Mr. Berenson, Mr. Sagan, and Mr. Ruiz serve on the compensation and talent committee, which is chaired by Mr. Berenson. Our board of directors has determined that each member of the compensation and talent committee is “independent” as defined in the applicable Nasdaq rules. The compensation and talent committee’s responsibilities include:

•	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•
evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and recommending to the board of directors the cash compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy, and policy;

•	overseeing and administering our compensation and similar plans;

•
reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the board of directors the compensation of our directors; and

•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

Nominating and corporate governance committee
Dr. Afeyan, Dr. Langer, and Dr. Nabel serve on the nominating and corporate governance committee, which is chaired by Dr. Afeyan. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	reviewing and recommending to the board of directors appropriate corporate governance guidelines; and

•	overseeing the evaluation of our board of directors.

Product development committee
Dr. Afeyan, Mr. Hutt, Dr. Nabel, and Dr. Slaoui serve on the product development committee, which is chaired by Dr. Slaoui. The product development committee’s responsibilities include:

•	assessing our product development strategy;

•	reviewing product development plans for our pipeline; and

•	evaluating recommendations made by management related to the further preclinical and clinical development of our programs.
Compensation committee interlocks and insider participation
None of the members of our compensation and talent committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Corporate governance
We have adopted a written code of business conduct and ethics that applies to our board of directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A current copy of our code of business conduct and ethics is available on the Corporate Governance section of our website, which is located at www.modernatx.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of the reports we have received, we believe that all Section 16(a) filing requirements were complied with during the year ended December 31, 2018.

Item 11. Executive Compensation
Overview
The following discussion contains forward-looking statements that are based on our current plans and expectations regarding our future compensation programs. The actual amount and form of compensation that we pay and the compensation policies and practices that we adopt in the future may differ materially from the currently-planned programs that are summarized herein.
The compensation provided to our named executive officers for the year ended December 31, 2018 is detailed in the 2018 Summary Compensation Table and accompanying footnotes and narrative that follow.
Our named executive officers for the year ended December 31, 2018, which include our Chief Executive Officer and our two most highly-compensated executive officers other than our Chief Executive Officer, are:

•	Mr. Stéphane Bancel, our Chief Executive Officer;

•	Dr. John Mendlein, our former President, Corporate and Product Strategy; and

•	Dr. Lorence Kim, our Chief Financial Officer.
Oversight for Executive Compensation
Our compensation and talent committee of our board of directors, or the compensation committee, which is comprised entirely of independent directors, is responsible for discharging our board of directors’ responsibilities relating to compensation of our directors and executives, overseeing our overall compensation structure, policies and programs, and reviewing our processes and procedures for the consideration and determination of director and executive compensation. The primary objective of the compensation committee is to develop and implement compensation policies and plans to attract and retain key management personnel, motivate management to achieve our corporate goals and strategies, and align the interests of management with the long-term interests of our shareholders. We have not adopted formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation.
Our compensation committee has engaged Pay Governance LLC, an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs. Our compensation committee charter requires that the compensation committee’s compensation consultants are independent of Company management. During 2018, Pay Governance LLC did not provide services to us other than the services to our compensation committee described herein. Our compensation committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Our compensation committee has determined that Pay Governance LLC is independent.

2018 Summary Compensation Table
The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)		All Other Compensation ($)		Total ($)
Stéphane Bancel	2018	$863,077	$1,800,000	—	$55,935,768	(4)	$9,639	(5)	$58,608,484
Chief Executive Officer	2017	$650,769	$1,500,000	—	$4,648,000		$10,420		$6,809,189
John Mendlein, Ph.D., J.D. (6)	2018	$500,000	$400,000	—	$25,254,584		$8,533	(7)	$26,163,117
Former President, Corporate and Product Strategy
Lorence Kim, M.D.	2018	$542,769	$450,450	—	$7,816,512		$228,386	(8)	$9,038,117
Chief Financial Officer	2017	$521,154	$1,000,000	$5,470,000	$2,158,000		$166,633		$9,315,787
 _________

(1)
The amounts reported represent annual discretionary bonuses earned by our named executive officers for services performed during 2018 and 2017, as applicable, based on the achievement of Company and individual performance objectives. For Dr. Mendlein, the amount reported for 2018 also represents a $150,000 signing bonus received in connection with his commencement of employment with us on January 2, 2018.

(2)
The amount reported represents the aggregate grant date fair value of the restricted stock units awarded to Dr. Kim during 2017, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the restricted stock units reported in this column are set forth in Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 included in our Original Form 10-K. The amount reported in this column reflects the accounting cost for these restricted stock units and does not correspond to the actual economic value that may be received by Dr. Kim upon the vesting/settlement of the restricted stock units or any sale of the underlying shares of common stock.

(3)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to the named executive officers during 2018 and 2017, as applicable, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon the exercise of the stock options or any sale of the underlying shares of common stock.

(4)
The amount reported represents the aggregate grant date fair value of two stock option awards granted to Mr. Bancel in 2018. The first stock option award was granted to Mr. Bancel on February 28, 2018, as part of the annual year end compensation process, and has an aggregate grant date fair value of $7,816,512. The second stock option award, which was contingent on, and effective immediately following, the time that our Registration Statement for our initial public offering was declared effective by the SEC, was granted to Mr. Bancel on December 6, 2018 and has an aggregate grant date fair value of $48,119,256. Our board of directors elected to make this second option grant to recognize Mr. Bancel’s continuing leadership of the Company in its mission to create a new category of transformative medicines based on mRNA. The board of directors set the exercise price for this second option grant at the price of the shares sold to the public in our initial public offering, which was $23.00 per share, to further align on a going-forward basis the economic interests of our Chief Executive Officer and our stockholders, including those who purchased shares in our initial public offering. This second option grant is described more fully in this Executive Compensation section on page 15 under the heading “Narrative to Summary Compensation Table—Executive employment arrangements—Agreements with our named executive officers—Stéphane Bancel.”

(5)
The amount reported represents $8,250 for matching contributions made by the Company under its 401(k) plan, $780 for parking reimbursements, $200 for gift cards, and $409 for tax-gross ups paid by the Company for parking reimbursements and gift card amounts.

(6)	Dr. Mendlein was not a named executive officer for the year ended December 31, 2017.

(7)	The amount reported represents $8,250 for matching contributions made by the Company under its 401(k) plan, $200 for gift cards, and $83 for tax-gross ups paid by the Company for gift card amounts.

(8)
The amount reported represents $121,186 for commuting expense reimbursements, $8,250 for matching contributions made by the Company under its 401(k) plan, $780 for parking reimbursements, $200 for gift cards, and $97,970 for tax-gross ups paid by the Company for parking and commuting reimbursements and gift card amounts.

Narrative to Summary Compensation Table
Base salaries
From January 1, 2018 until February 25, 2018, the annual base salaries for Mr. Bancel and Dr. Kim were $660,000 and $525,000, respectively. Effective as of February 26, 2018, the annual base salaries for Mr. Bancel and Dr. Kim were increased to $900,000 and $546,000, respectively. Effective as of February 24, 2019, the annual base salaries for Mr. Bancel and Dr. Kim were increased to $925,000 and $563,000, respectively. During 2018, the annual base salary for Dr. Mendlein was $500,000.
Bonuses
Annual discretionary bonuses
During the year ended December 31, 2018, our named executive officers were eligible to participate in the Company’s Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”), pursuant to which each was eligible to earn an annual discretionary bonus based on the achievement of certain Company and individual performance objectives. For the year ended December 31, 2018, the target annual bonuses for Mr. Bancel, Dr. Mendlein, and Dr. Kim were equal to 100%, 50% and 50%, respectively, of the applicable named executive officer’s annual base salary; however, Mr. Bancel and Dr. Kim earned more than their applicable target annual bonuses for such year, based on their individual performance during such year. Dr. Mendlein earned his target annual bonus for such year. The amounts earned under the Bonus Plan with respect to the year ended December 31, 2018 are reported under the “Bonus” column in the Summary Compensation Table above.
Signing bonus
In connection with Dr. Mendlein’s commencement of employment with us on January 2, 2018, he received a lump sum cash signing bonus equal to $150,000, which is reported under the “Bonus” column in the Summary Compensation Table above.
Equity compensation
During the year ended December 31, 2018, we granted options to purchase shares of our common stock to each of our named executive officers, as described in more detail in the “Outstanding equity awards at 2018 year-end” table below.
Health and Welfare Benefits
Our named executive officers are eligible to participate in all of our employee benefit plans offered to U.S. employees, including our medical, dental, life, and disability insurance plans, in each case on the same basis as other employees of the same status.
Perquisites and Personal Benefits
We generally do not provide perquisites or personal benefits to our employees, other than commuting expense reimbursements, certain de minimis perquisites, and/or tax gross ups for such perquisites for our named executive officers.
401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide a matching contribution of 50% of employee contributions up to 6% of compensation, which is 100% vested when contributed. The 401(k) plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Executive employment arrangements
We initially entered into an offer letter with each of the named executive officers in connection with his employment with us, which set forth the terms and conditions of his employment.
In June 2018, we adopted a new executive severance plan (the “Executive Severance Plan”) in which Mr. Bancel and Dr. Kim participate along with our other executive officers (other than Dr. Mendlein). The Executive Severance Plan was amended and restated in November 2018 (the “Amended and Restated Executive Severance Plan”) and provides for certain payments and benefits in the event of certain qualifying terminations of employment, including an involuntary termination of employment in connection with a change in control of the Company, and replaces the severance provisions in the named executive officers’ offer letters, if any. Dr.

Mendlein did not participate in the Amended and Restated Executive Severance Plan and is party to the Strategic Advisor and Transition Agreement as described herein.
Amended and Restated Executive Severance Plan
The Amended and Restated Executive Severance Plan provides that upon a termination of employment by us other than for “cause” (as defined in the Amended and Restated Executive Severance Plan), death, or “disability” (as defined in the Amended and Restated Executive Severance Plan), or upon a resignation by an eligible participant for “good reason” (as defined in the Amended and Restated Executive Severance Plan), in either case outside of the “change in control period” (i.e., the period beginning on the date of a “change in control” (as defined in the Amended and Restated Executive Severance Plan) and ending on the one-year anniversary of the change in control), the participant will be entitled to receive, subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the Company and reaffirmation of the “restrictive covenants agreement” (as defined in the Amended and Restated Executive Severance Plan), (i) a severance amount equal to 12 months of the participant’s annual base salary in effect immediately prior to such termination, payable over 12 months, (ii) an amount equal to (A) the participant’s annual target bonus in effect immediately prior to such termination, multiplied by (B) a fraction with a numerator equal to the number of full weeks elapsed in the then-current fiscal year prior to the date of termination and with a denominator equal to 52, payable over 12 months and (iii) up to 12 monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he or she had remained employed by us, based on the premiums as of the date of termination.
The Amended and Restated Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death, or disability or upon a resignation by an eligible participant for good reason, in either case within the change in control period, the participant will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of an a separation agreement and release containing, among other provisions, an effective release of claims in favor of the Company and reaffirmation of the restrictive covenants agreement, (i) a lump sum cash severance amount equal to 150% of the participant’s annual base salary in effect immediately prior to such termination (or the participant’s annual base salary in effect immediately prior to the change in control, if higher), (ii) a lump sum amount equal to 150% of the participant’s annual target bonus in effect immediately prior to such termination (or the participant’s annual target bonus in effect immediately prior to the change in control, if higher) (the “Applicable Bonus”), (iii) a lump sum amount equal to (A) the participant’s Applicable Bonus multiplied by (B) a fraction with a numerator equal to the number of full weeks elapsed in the then-current fiscal year prior to the date of termination and with a denominator equal to 52, (iv) a lump sum amount equal to the monthly employer contribution that we would have made to provide health insurance for the participant if he or she had remained employed by us for 18 months following the date of termination, based on the premiums as of the date of termination, and (v) for all outstanding and unvested equity awards of the Company that are subject to time-based vesting held by the named executive officer, full accelerated vesting of such awards.
The payments and benefits provided under the Amended and Restated Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a greater net after-tax benefit to the applicable participant.
Agreements with our named executive officers
Stéphane Bancel
On February 23, 2011, we entered into an offer letter with Mr. Bancel, who currently serves as our Chief Executive Officer. The offer letter set forth Mr. Bancel’s initial annual base salary, initial target annual bonus, and initial equity award grants. Mr. Bancel is subject to our standard non-competition, non-solicitation, confidentiality, and assignment agreement, which provides for a perpetual post-termination confidentiality covenant as well as post-termination non-competition and non-solicitation of customers, employees, and consultants covenants for one year following termination.
In addition, in June 2018, we entered into a letter agreement with Mr. Bancel, which was amended on November 4, 2018. Pursuant to the letter agreement, as amended, the Company granted Mr. Bancel an option to purchase 4,587,155 shares of the Company’s common stock, that was contingent on, and effective immediately following, the time that our Registration Statement for our initial public offering was declared effective by the SEC (the “IPO Effective Date”), which occurred on December 6, 2018. The option has a per share exercise price equal to $23.00 per share, which was the “Price to the Public” set forth on the cover page of our final prospectus included in the Registration Statement and was the fair market value of a share of our common stock on the grant date of the option. The “Vesting Commencement Date” for the option was June 13, 2018. The option has an aggregate grant date fair value of $48,119,256. The option is divided into two tranches. One-half of the shares subject to the option (the “Tranche 1 Portion”), will vest on the fifth anniversary of the Vesting Commencement Date, generally subject to Mr. Bancel’s continued employment with the Company through such date, and the remaining one-half of the shares subject to the option (the “Tranche 2 Portion”) will vest in accordance with the following schedule: 25% of the shares subject to the Tranche 2 Portion will vest on the second anniversary of the Vesting Commencement Date and the remaining shares subject to the Tranche 2 Portion will vest in equal quarterly installments thereafter for the next three years, generally subject to Mr. Bancel’s continued employment with the Company through each applicable vesting date. The option is subject to the terms, conditions, definitions, and provisions of the 2018 Stock Option and Incentive Plan (the “2018 Stock Plan”) and the applicable stock option agreement thereunder. Our board of directors elected to make this option grant to recognize Mr. Bancel’s continuing leadership of the Company in its mission to create a new category of transformative medicines based on mRNA. The board of directors believes that setting the exercise price for this option grant at the price of the shares sold to the public in our initial public offering, which was $23.00 per share, will further align on a going-forward basis the economic interests of our Chief Executive Officer and our stockholders, including those who purchased shares in our initial public offering.
John Mendlein, Ph.D.
On December 22, 2017, we entered into an offer letter with Dr. Mendlein, our former President, Corporate and Product Strategy, pursuant to which Dr. Mendlein commenced employment with us on January 2, 2018. The offer letter provided for a lump sum sign-on bonus of $150,000, a base salary of $500,000 per year, and a target bonus of up to 50% of annual base salary, along with eligibility to participate in our benefit plans generally. The offer letter set forth Dr. Mendlein’s new hire equity grant of an option to purchase 2,981,651 shares of the Company’s common stock and the vesting schedule thereof (the “New Hire Grant”), which is described more fully in the “Outstanding equity awards at 2018 year-end” table below. On January 17, 2019, we entered into a Strategic Advisor and Transition Agreement with Dr. Mendlein (the “Transition Agreement”), pursuant to which his employment with the Company ended on February 1, 2019 (the “Termination Date”), and he transitioned into a role of a non-employee strategic advisor for a period of up to 6 months following the Termination Date (the “Consulting Period”). In addition, Dr. Mendlein agreed to a general, mutual release of claims and certain restrictive covenants including those related to proprietary information, assignment of rights, non-competition, and non-solicitation, which are applicable to him during and after the Consulting Period (collectively, the “Restrictive Covenants”). During the Consulting Period, Dr. Mendlein will be paid a consulting fee of $62,500 per month and will receive a monthly payment, for 6 months, equal to the monthly employer contribution that we would have made to provide health insurance for him if he had remained employed by us for 6 months following the Termination Date, based on the premiums as of the Termination Date. Dr. Mendlein also received his target bonus for 2018 (i.e., $250,000). Pursuant to the Transition Agreement, the Company (i) extended the vesting period of the New Hire Grant through the Consulting Period, and (ii) subject to the continued compliance by Dr. Mendlein with the Restrictive Covenants, extended the post-termination exercise period for all the outstanding vested options held by Dr. Mendlein at the end of the Consulting Period for a period of 6 months following the end of the Consulting Period.

Lorence Kim, M.D.
On February 20, 2014, we entered into an offer letter with Dr. Kim, who currently serves as our Chief Financial Officer. The offer letter provides for Dr. Kim’s at-will employment and set forth his initial annual base salary, initial target annual bonus, and an initial equity award grant, as well as his eligibility to participate in our benefit plans generally. Dr. Kim is subject to our standard non-competition, non-solicitation, confidentiality, and assignment agreement, which provides for a perpetual post-termination confidentiality covenant as well as post-termination non-competition and non-solicitation of customers, employees, and consultants covenants for one year following termination.

Outstanding equity awards at 2018 year-end
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2018:

			Option Awards (1)						Stock Awards(1)
Name	Grant Date (2)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Stéphane Bancel	8/19/2013	4/25/2013	4,587,155	(4)	—		$0.99	8/19/2023
	2/23/2016	2/23/2016	473,046	(5)	215,027	(5)	$10.90	2/23/2026
	8/10/2016	4/24/2014	558,394	(4)	—		$19.15	8/10/2026
	8/10/2016	4/9/2015	169,150	(5)	24,170	(5)	$19.15	8/10/2026
	4/9/2015	4/9/2015							10,239	(5)	$156,350
	2/23/2017	2/22/2017	280,961	(5)	361,240	(5)	$12.21	2/23/2027
	2/28/2018	2/28/2018	—		917,431	(6)	$14.22	2/28/2028
	12/6/2018	6/13/2018	—		4,587,155	(7)	$23.00	12/6/2028
John Mendlein	2/23/2016	2/23/2016	23,853	(4)	—		$10.90	2/23/2026
	8/10/2016	4/9/2015	9,263	(4)	—		$19.15	8/10/2026
	2/23/2017	2/22/2017	42,201	(4)	—		$12.21	2/23/2027
	2/28/2018	1/2/2018	—		2,981,651	(8)	$14.22	2/28/2028
Lorence Kim	2/23/2016	2/23/2016	157,677	(5)	71,680	(5)	$10.90	2/23/2026
	8/10/2016	4/21/2014	268,028	(4)	—		$19.15	8/10/2026
	8/10/2016	4/9/2015	84,575	(5)	12,084	(5)	$19.15	8/10/2026
	4/9/2015	4/9/2015							5,120	(5)	$78,182
	8/10/2016	11/18/2015	483,300	(5)	161,102	(5)	$19.15	8/10/2026
	12/11/2015	11/18/2015							68,257	(5)	$1,042,284
	2/23/2017	2/22/2017	130,446	(5)	167,719	(5)	$12.21	2/23/2027
	6/14/2017	11/18/2015							57,344	(9)	$875,643
	2/28/2018	2/27/2018	—		917,431	(6)	$14.22	2/28/2028
_________

(1)
Except for the option award granted to Mr. Bancel on December 6, 2018, each equity award is subject to the terms of our 2016 Stock Option and Grant Plan, as amended from time to time (the “2016 Stock Plan”). The option award granted to Mr. Bancel on December 6, 2018 is subject to the terms of our 2018 Stock Plan. Except for Dr. Mendlein’s equity awards, each equity award is also subject to the acceleration of vesting provisions in the Amended and Restated Executive Severance Plan.

(2)
For equity awards granted prior to our reorganization, pursuant to which Moderna LLC became a wholly-owned subsidiary of Moderna, Inc. (f/k/a Moderna Therapeutics, Inc.) on August 10, 2016, the grant date listed is the original grant date of the equity award (i.e., the grant date of unit options or incentive units as applicable in Moderna LLC).

(3)
The amount represents the number of shares of restricted stock or unvested restricted stock units multiplied by the market value of a share of our common stock based on the closing price on December 31, 2018, which was $15.27. Unless otherwise specified, all stock awards listed in the table are restricted stock awards.

(4)	The shares subject to the option are fully vested.

(5)
25% of the shares subject to the equity award vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date.

(6)
This option grant vests in three tranches. The first tranche, consisting of 50% of the underlying shares, will vest as follows: 25% of this tranche will vest on the first anniversary of the vesting commencement date, and the remainder will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. The second tranche, consisting of 25% of the underlying shares, will vest as follows: 25% of this tranche will vest on the second anniversary of the vesting commencement date, and the remainder will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. The third tranche, consisting of 25% of the underlying shares, will vest as follows: 25% of this tranche will vest on the third anniversary of the vesting commencement date, and the remainder will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date.

(7)
This option grant vests in two tranches. The first tranche, consisting of 50% of the underlying shares, will vest on June 13, 2023, subject to the named executive officer’s continuous employment with the Company through the vesting date. The second tranche, consisting of 50% of the underlying shares, will vest as follows: 25% of this tranche will vest on June 13, 2020, and the remainder will vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous employment with the Company through each applicable vesting date.

(8)
As of December 31, 2018, this option grant was scheduled to vest in three tranches. The first tranche, consisting of 62% of the underlying shares, was scheduled to vest as follows: 25% of this tranche was scheduled to vest on January 2, 2019, and the remainder was scheduled to vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. The second tranche, consisting of 23% of the underlying shares, was scheduled to vest as follows: 25% of this tranche was scheduled to vest on January 2, 2020, and the remainder was scheduled to vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. The third tranche, consisting of 15% of the underlying shares, was scheduled to vest as follows: 25% of this tranche was scheduled to vest on January 2, 2021, and the remainder was scheduled to vest in 12 equal quarterly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the Company through each applicable vesting date. The vesting schedule for this option grant was revised pursuant to the Transition Agreement, which is described more fully in this Executive Compensation section under the heading “Narrative to Summary Compensation Table—Executive employment arrangements—Agreements with our named executive officers— John Mendlein, Ph.D.”

(9)
Represents time-vesting restricted stock units that vest in equal quarterly installments through November 18, 2019, which excludes 401,371 restricted stock units that vested upon the consummation of our initial public offering on December 11, 2018 and will be settled on December 6, 2019.

DIRECTOR COMPENSATION
Non-employee director compensation program
Effective December 6, 2018, we adopted a non-employee director compensation policy, which was amended on March 21, 2019, pursuant to which our non-employee directors are eligible to receive the following cash retainers (which will be prorated for partial years of service) and equity awards:

Annual Retainer for service on the board of directors	$50,000
Additional Annual Retainer for Non-Executive Chairman of the board of directors	$40,000
Additional Annual Retainer for service as Chairperson of the Audit Committee	$20,000
Additional Annual Retainer for service as member of the Audit Committee (other than Chairperson)	$10,000
Additional Annual Retainer for service as Chairperson of the Compensation & Talent Committee	$15,000
Additional Annual Retainer for service as member of the Compensation & Talent Committee (other than Chairperson)	$7,500
Additional Annual Retainer for service as Chairperson of the Nominating and Corporate Governance Committee	$10,000
Additional Annual Retainer for service as member of the Nominating and Corporate Governance Committee (other than Chairperson)	$5,000
Additional Annual Retainer for service as Chairperson of the Product Development Committee	$15,000
Additional Annual Retainer for service as member of the Product Development Committee (other than Chairperson)	$7,500
Our non-employee director compensation policy, as amended, provides that upon initial election to our board of directors, each non-employee director will be granted an option with a grant date fair value of $400,000 (the “Initial Grant”), an exercise price per share equal to the closing price of a share of our common stock on the date of grant, and a term of ten years, that vests in full on the one-year anniversary of the grant date, subject to the non-employee director’s continuous service as our director through such date. On the date of each of our annual meetings of stockholders, each non-employee director who continues as a member of the board of directors will be granted an option with a grant date fair value of $425,000 (the “Annual Grant”), an exercise price per share equal to the closing price of a share of our common stock on the date of grant, and a term of ten years, that vests in full on the earlier of (i) the one-year anniversary of the grant date or (ii) the next annual meeting of stockholders, subject to the non-employee director’s continuous service as our director through each applicable vesting date. If a new non-employee director joins our board of directors on a date other than the date of our annual meeting of stockholders, then such non-employee director will be granted a pro-rata portion of the Annual Grant based on the time between such director’s appointment and our next annual meeting of stockholders. The Initial Grants and Annual Grants are subject to full accelerated vesting upon a “sale event,” as defined in the 2018 Stock Plan.
The non-employee director compensation policy, as amended, also provides, pursuant to the 2018 Stock Plan, the aggregate amount of compensation, including both the grant date fair value of equity compensation and cash compensation, paid to any non-employee director in a calendar year will not exceed $1,500,000 for the first year of service and $1,000,000 for each year of service thereafter (or such other limits as may be set forth in the 2018 Stock Plan or any similar provision of a successor plan).
Employee directors will receive no additional compensation for their service as a director. We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.
Prior to December 6, 2018, during the year ended December 31, 2018, we provided compensation to our non-employee directors in the form of cash retainers and equity awards as set forth below, with cash retainers prorated for partial years of service:

Annual Retainer for service on the board of directors	$50,000
Additional Annual Retainer for Non-Executive Chairman of the board of directors	$25,000
Additional Annual Retainer for Committee Membership (other than Chair)	$5,000
Additional Annual Retainer for Committee Membership (Chair)	$10,000

Upon initial election to our board of directors, each non-employee director was generally granted an option to purchase 42,201 shares of our common stock (the “Pre-IPO Initial Grant”). In addition, for each year thereafter, each non-employee director who continued as a member of the board of directors was granted an option to purchase 42,201 shares of our common stock (the “Pre-IPO Annual Grant”). The Pre-IPO Initial Grant and the Pre-IPO Annual Grant each vest in full on the first anniversary of their respective grant dates, subject to continued service as a director through such date, and were granted with a per share exercise price equal to the fair market value of a share of our common stock on the date of grant and with a term of ten years.

Non-employee director compensation table
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2018. Mr. Bancel, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. Dr. Mendlein, our former President, Corporate and Product Strategy from January 2, 2018 to February 1, 2019 who also served as a member of our board of directors until June 13, 2018, did not receive any additional compensation for his service as a director during 2018. The compensation received by Mr. Bancel and Dr. Mendlein, as named executive officers of the Company, is presented in “Executive Compensation—2018 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Noubar B. Afeyan, Ph.D.(2)	$101,271	$328,482	—		$429,753
Stephen Berenson(3)	$75,000	$328,482	—		$403,482
Peter Barton Hutt, LL.M.(4)	$58,654	$328,482	—		$387,136
Robert Langer, Sc.D.(5)	$59,547	$328,482	20,000	(6)	$408,029
Elizabeth Nabel, M.D.(7)	$60,268	$328,482	—		$388,750
Israel Ruiz (8)	$77,500	$328,482	—		$405,982
Paul Sagan (9)	$37,088	$328,993	—		$366,081
Moncef Slaoui, Ph.D. (10)	$58,242	$328,482	—		$386,724
________

(1)
The amounts reported represent the aggregate grant date fair value of the stock options awarded to the non-employee directors in the year ended December 31, 2018, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the non-employee directors upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)
As of December 31, 2018, Dr. Afeyan held outstanding options to purchase a total of 82,508 shares of our common stock. Dr. Afeyan is affiliated with Flagship Pioneering, Inc. and prior to 2018, Flagship Pioneering, Inc. was granted equity for Dr. Afeyan’s service on our board of directors. As of December 31, 2018, Flagship Pioneering, Inc. held options to purchase a total of 33,116 shares of our common stock that were issued for such service. See “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding Flagship Pioneering’s and its affiliated entities’ beneficial ownership of our common stock.

(3)	As of December 31, 2018, Mr. Berenson held options to purchase a total of 82,508 shares of our common stock.

(4)	As of December 31, 2018, Mr. Hutt held options to purchase a total of 918,376 shares of our common stock.

(5)	As of December 31, 2018, Dr. Langer held options to purchase a total of 211,076 shares of our common stock.

(6)
The amount reported represents $20,000 in consulting fees for Dr. Langer’s service as a member of our Scientific Advisory Board (the “SAB”) pursuant to a Scientific Advisory Board Member Agreement by and between the Company and Dr. Langer, dated as of September 19, 2014. Under such agreement, Dr. Langer is provided with a quarterly consulting fee of $5,000 in exchange for his attendance at SAB meetings and guidance in the field of research, development and commercialization of products involving the use of RNA agnostics and/or modified nucleic acids to alter cellular physiology.

(7)	As of December 31, 2018, Dr. Nabel held options to purchase a total of 114,208 shares of our common stock.

(8)	As of December 31, 2018, Mr. Ruiz held options to purchase a total of 82,508 shares of our common stock.

(9)	Mr. Sagan was elected to our board of directors on June 13, 2018. As of December 31, 2018, Mr. Sagan held options to purchase a total of 36,759 shares of our common stock.

(10)	As of December 31, 2018, Dr. Slaoui held options to purchase a total of 82,508 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2019, or as of the date otherwise set forth below, for:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 329,003,737 shares of common stock outstanding as of March 31, 2019.
The table shown below and the calculated percentage of beneficial ownership includes both shares owned by each stockholder and all stock options held by such stockholder that are either currently vested or will be vested within 60 days of March 31, 2019. Further details are provided in the footnotes section below the table.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percentage
Named Executive Officers and Directors:
Stéphane Bancel, Chief Executive Officer(2)	31,264,281	9.5%
John Mendlein, Ph.D., J.D., former President, Corporate and Product Strategy(3)	1,454,865	*%
Lorence Kim, M.D., Chief Financial Officer(4)	2,573,274	*%
Noubar B. Afeyan, Ph.D., Chairman(5) (see Flagship Pioneering and affiliated entities below)	58,923,003	17.9%
Moncef Slaoui, Ph.D., Director(6)	82,508	*%
Peter Barton Hutt, LL.M., Director(7)	922,300	*%
Robert Langer, Sc.D., Director(8)	11,720,433	3.6%
Elizabeth Nabel, M.D., Director(9)	158,552	*%
Israel Ruiz, Director(10)	87,067	*%
Stephen Berenson, Director(11)	78,936	*%
Paul Sagan, Director(12)	461,429	*%
All executive officers and directors as a group (15 persons)(13)	113,569,324	34.5%
Other 5% Stockholders:
Flagship Pioneering and affiliated entities(5) (see Noubar B. Afeyan, Ph.D., Chairman above)	58,923,003	17.9%
AstraZeneca and affiliated entities(14)	25,499,325	7.8%
Viking Global Investors LP and affiliated entities(15)	17,081,164	5.2%
_________

*	Represents beneficial ownership of less than one percent

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Moderna, Inc., 200 Technology Square, Cambridge, MA 02139.

(2)
The shares reported herein consist of (a) 6,720,368 shares held directly by Stéphane Bancel, (b) 7,974,603 shares held by OCHA LLC (“OCHA”), (c) 9,249,970 shares held by Boston Biotech Ventures, LLC (“BBV”), (d) 916,834 shares held by a trust for the benefit of Mr. Bancel’s family and of which the trustee is an independent institution and (e) 6,402,506 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019. Mr. Bancel is the controlling unit holder and sole managing member of each of OCHA and BBV. Mr. Bancel disclaims beneficial ownership of the shares held in the trust. OCHA or BBV, entities controlled by Mr. Bancel, purchased preferred shares in each of the Company's Series A, B, C, D, E, F, and G preferred financings, on the same terms and conditions applicable to other investors. The total purchase cost for these preferred shares was approximately $3.9 million. These acquired shares represented approximately 4.6% of the total common shares of the Company outstanding on an as converted basis prior to our initial public offering.

(3)
Consists of (a) 806,154 shares held by John Mendlein and (b) 648,711 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(4)
Consists of (a) 1,147,327 shares held by Lorence Kim and (b) 1,425,947 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(5)
Based solely on a Schedule 13G filed February 12, 2019, consists of (a) 11,460,435 shares of common stock held by Flagship VentureLabs IV, LLC (“VentureLabs IV”), (b) 3,924 shares of common stock held by Flagship Pioneering, Inc. (“Flagship Pioneering”), (c) 37,874,424 shares of common stock held by Flagship Ventures Fund IV, L.P. (“Flagship IV”), (d) 9,468,596 shares of common stock held by Flagship Ventures Fund IV-Rx, L.P. (“Flagship IV-Rx” and together with VentureLabs IV, Flagship Pioneering, and Flagship IV, the “Flagship Funds”), (e) 82,508 shares of common stock underlying stock options held by Noubar B. Afeyan, Ph.D. that are or will be immediately exercisable within 60 days of March 31, 2019, and (f) 33,116 shares of common stock underlying stock options held by the Flagship Funds that are or will be immediately exercisable within 60 days of March 31, 2019. Flagship IV is a member of VentureLabs IV and also serves as its manager. The General Partner of each of Flagship IV and Flagship IV-Rx is Flagship Ventures Fund IV General Partner LLC (“Fund IV GP”). Noubar B. Afeyan, Ph.D. and Edwin M. Kania, Jr. are the managers of Fund IV GP and each of these individuals may be deemed to share voting and investment power with respect to all shares held by the Flagship Funds. Neither Fund IV GP, Dr. Afeyan or Mr. Kania directly own any of the shares held by the Flagship Funds, and each of Fund IV GP, Dr. Afeyan and Mr. Kania disclaims beneficial ownership of such shares except to the extent of its or his pecuniary interest therein. The mailing address of the Flagship Funds is 55 Cambridge Parkway, Suite 800E, Cambridge, MA 02142. Dr. Noubar B. Afeyan, Ph.D. is the CEO of Flagship Pioneering (formerly Flagship Ventures Management, Inc.). Dr. Afeyan has voting and investment power over the common stock options held by Flagship Pioneering. Dr. Afeyan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)	Consists of 82,508 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(7)
Consists of (a) 3,924 shares held by Peter Barton Hutt and (b) 918,376 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(8)
Consists of (a) 11,466,961 shares held by Robert Langer, (b) 14,132 shares held by Michael D. Langer Irrevocable Trust u/d/t dated 12/14/95, (c) 14,132 shares held by Susan K. Langer Irrevocable Trust u/d/t dated 12/14/95, (d) 14,132 shares held by Samuel A. Langer Irrevocable Trust u/d/t dated 12/14/95, and (e) 211,076 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(9)
Consists of (a) 44,344 shares held by Elizabeth Nabel and (b) 114,208 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(10)
Consists of (a) 4,559 shares held by Israel Ruiz and (b) 82,508 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(11)
Consists of (a) 22,798 shares held by Stephen Berenson and Louise Barzilay, Joint Tenants with Right of Survivorship, and (b) 56,138 shares of common stock underlying outstanding stock options held by Mr. Berenson that are or will be immediately exercisable within 60 days of March 31, 2019.

(12)	Consists of (a) 367,776 shares held by Paul Sagan Revocable Trust, (b) 76,452 shares held by The Chatham Trust, and (c) 17,201 shares held by Erwin Park LLC.

(13)	Consists of (a) 99,988,103 shares held and (b) 13,581,221 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of March 31, 2019.

(14)
Based on a Schedule 13G filed January 30, 2019, consists of 25,499,325 shares directly held by Zeneca Inc., a wholly-owned subsidiary of AstraZeneca PLC. AstraZeneca PLC and Zeneca Inc. may each be deemed to have sole voting and dispositive power over the shares. The mailing address of AstraZeneca PLC is 1 Francis Crick Avenue, Cambridge Biomedical Campus, Cambridge CB2 0AA, United Kingdom. The mailing address of Zeneca, Inc. is 1800 Concord Pike, Wilmington, Delaware 19803.

(15)
Based solely on a Schedule 13G/A filed January 10, 2019. Includes shares of common stock beneficially owned by Viking Global Investors LP and various affiliated entities and individuals. The business address of each of the Viking Funds is c/o Viking Global Investors LP, 55 Railroad Avenue, Greenwich, Connecticut 06830.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	51,279,847	(2)	12.16	(3)	8,595,802	(4)(5)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—
TOTAL	51,279,847		12.16		8,595,802
_________

(1)
Consists of our 2018 Stock Plan, 2016 Stock Plan, and 2018 Employee Stock Purchase Plan (the “ESPP”). Following our initial public offering, we have not and will not grant any awards under our 2016 Stock Plan, but all outstanding awards under the 2016 Stock Plan will continue to be governed by their existing terms. The shares of common stock underlying any awards granted under the 2016 Stock Plan or 2018 Stock Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock, or otherwise terminated (other than by exercise) and the shares of common stock that are withheld upon exercise of a stock option or settlement of such award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2018 Stock Plan.

(2)
Includes 458,715 shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests and is settled. Excludes 198,597 shares of restricted common stock.

(3)
The calculation does not take into account the 458,715 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock units vest and settle, without any cash consideration payable for those shares.

(4)
Consists of shares available for future issuance under the ESPP and the 2018 Stock Plan. As of December 31, 2018, 810,000 shares of common stock were available for issuance under the ESPP, and 7,785,802 shares of common stock were available for issuance under the 2018 Stock Plan.

(5)
The 2018 Stock Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the least of 3,240,000 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” appearing above and the transactions described below, for the year ended December 31, 2018, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
Private placements of securities
Series G preferred stock financing
On January 30, 2018 and on February 15, 2018, respectively, the Company entered into Series G Preferred Stock Purchase Agreements, pursuant to which we issued and sold an aggregate of 55,666,004 shares of our Series G preferred stock at a price per share of $10.06, for an aggregate purchase price of $560 million. The following table sets forth the number of shares of our Series G preferred stock that we issued to our five percent stockholders and their affiliates in this transaction:

Name	Shares of Series G Preferred Stock(1)	Total Purchase Price
OCHA LLC(2)	50,000	$503,000
Viking Global Investors LP and affiliated entities(3)	745,526	$7,499,992
_________

(1)
Upon the closing of our initial public offering on December 11, 2018, all outstanding shares of our preferred stock, including all shares of Series G Preferred Stock, were converted into shares of common stock.

(2)	Stéphane Bancel, our Chief Executive Officer and one of our directors, is the managing member of OCHA LLC, which is a family investment vehicle that has no operations.

(3)
Consisted of (1) 279,160 shares of Series G preferred stock held by VGE III Portfolio Ltd.; (2) 148,974 shares of Series G preferred stock held by Viking Global Equities LP; (3) 8,737 shares of Series G preferred stock held by Viking Global Equities II LP; (4) 129,537 shares of Series G preferred stock held by Viking Global Opportunities Illiquid Investments Sub-Master LP; and (5) 179,118 shares of Series G preferred stock held by Viking Long Fund Master Ltd.

Agreements with our stockholders
ROFR and Voting Agreements
In connection with our preferred stock financings, we entered into an investor rights agreement, a right of first refusal and co-sale agreement, and voting agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. Our second amended and restated right of first refusal and co-sale agreement (the “ROFR Agreement”) provided for rights of first refusal and co-sale and drag along rights in respect of sales by certain holders of our capital stock. Our second amended and restated voting agreement, as amended (the “Voting Agreement”) contained provisions with respect to the election of our board of directors and its composition. The rights under each of the ROFR Agreement and Voting Agreement terminated upon the closing of our initial public offering on December 11, 2018.
Investor Rights Agreement
Our second amended and restated investors’ rights agreement (the “Investor Rights Agreement”), provided certain holders of our preferred stock with a participation right to purchase their pro rata share of new securities that we may have proposed to sell and issue, subject to certain exceptions. Such participation right terminated upon the closing of our initial public offering on December 11, 2018.
The Investor Rights Agreement further provides the holders of approximately 236.0 million shares of our common stock rights with respect to the registration of these shares of common stock under the Securities Act of 1933, as amended, including demand registration rights, short-form registration rights, and piggyback registration rights.

Demand registration rights

Following June 9, 2019, the holders of approximately 236.0 million shares of our common stock will be entitled to demand registration rights. We will be required, upon the written request of either (i) a majority of holders of these shares of our common stock or (ii) AstraZeneca and its affiliates that, in either case, would result in an aggregate offering price of at least $5.0 million, to file a registration statement and to use commercially reasonable efforts to effect the registration of all or a portion of these shares for public resale. We are required to effect only two registrations upon the request of a majority of holders and one registration upon the request of AstraZeneca.

Short-form registration rights

The holders of approximately 236.0 million shares of our common stock are also entitled to short-form registration rights. If we are eligible to file a registration statement on Form S-3, upon the written request of 20% in interest of these holders to sell registrable securities at an aggregate price of at least $2.5 million, we will be required to use commercially reasonable efforts to effect a registration of such shares. We are required to effect only two registrations in any twelve-month period.

Piggyback registration rights

The holders of approximately 236.0 million shares of our common stock are entitled to piggyback registration rights. If we register any of our securities either for our own account or for the account of other security holders, the holders of these shares are entitled to include their shares in the registration. Subject to certain exceptions, we and the underwriters may limit the number of shares included in the underwritten offering to the number of shares which we and the underwriters determine in our sole discretion will not jeopardize the success of the offering.

Expiration of registration rights

The demand registration rights and short-form registration rights granted under the Investor Rights Agreement will terminate on the earlier to occur of December 11, 2023 or, as to each holder, such earlier time at which such holder (i) can sell all shares held by it in compliance with SEC Rule 144(b)(1)(i) or (ii) holds 1% or less of our common stock and all registrable securities held by such holder can be sold in any three-month period without registration in compliance with SEC Rule 144.
Collaboration Agreement
In August 2016, October 2017, and April 2018, we, AstraZeneca PLC and AstraZeneca AB, or, collectively with their affiliates, AstraZeneca, which is a greater than five percent stockholder, entered into collaboration and license agreements, each described in the section of our Original Form 10–K titled “Business—Third-Party Strategic Alliances.” We and AstraZeneca also entered into an amended and restated participation agreement in August 2016. Under the amended and restated participation agreement, AstraZeneca agreed, among other things, to certain lock-up obligations and restrictions on certain acquisitions of our equity interests.
Indemnification Agreements
We have entered into agreements to indemnify our directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.
Policies for approval of related party transactions
We have adopted a written policy providing that our audit committee will be responsible for reviewing and overseeing related party transactions. For purposes of this policy, a related person is defined as (i) any director or executive officer of the Company, (ii) any director nominee, (iii) security holders known to the Company to beneficially own more than five percent of any class of the Company’s voting securities, or (iv) the immediate family members of any of the persons listed in items (i) - (iii). In reviewing any related party transaction, our audit committee shall review the material facts. The audit committee will take into account, among other factors that it deems appropriate, whether the related party transactions is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the related party transactions.

Item 14. Principal Accounting Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for our fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit fees (1)	$2,111,610	$325,944
Audit-related fees (2)	125,000	216,000
Tax fees (3)	321,325	242,388
All other fees (4)	—	—
	$2,557,935	$784,332

(1)	Audit fees in 2018 include fees for our annual audit, quarterly review procedures, and other fees in connection with our initial public offering. Audit fees in 2017 include fees for our annual audit.

(2)	Audit-related fees paid in their respective years relate to accounting consultations.

(3)	Tax fees paid in their respective years relate to tax return preparation and tax advisory services.

(4)	There were no other fees incurred in 2018 or 2017.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
All audit and non-audit services by our independent registered public accounting firm were pre-approved by our Audit Committee. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and Nasdaq rules and regulations, to approve audit and non-audit service.

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

10.11#	Amended and Restated Executive Severance Plan and Form of Participation Letter, as amended on November 4, 2018. (1)
10.12#	Offer Letter by and between the Company and Stéphane Bancel, dated as of February 23, 2011. (1)
10.13#	Offer Letter by and between the Company and Stephen Hoge, dated as of November 16, 2012. (1)
10.14#	Offer Letter by and between the Company and Lorence Kim, dated as of February 20, 2014. (1)
10.15#	Letter Agreement by and between the Company and Stéphane Bancel, dated as of June 13, 2018, as amended by Amendment No. 1 dated as of November 4, 2018. (1)
10.16#	Letter Agreement by and between the Company and Stephen Hoge, dated as of October 17, 2017. (1)
10.17#	Senior Executive Cash Incentive Bonus Plan. (1)
10.18#	Non-Employee Director Compensation Policy. (1)
10.19#	Form of Indemnification Agreement between the Registrant and each of its officers. (1)
10.20#	2018 Employee Stock Purchase Plan. (1)
10.21#	Form of Non-Plan Restricted Stock Award Agreement. (2)
10.22#	Form of Non-Plan Non-Qualified Stock Option Agreement. (2)
10.23#	Strategic Advisor & Transition Agreement by and between ModernaTX, Inc. and John Mendlein, dated as of January 17, 2019. (4)
10.24#	Offer Letter by and between the Company and John Mendlein, dated as of December 22, 2017.
21.1	Subsidiaries of the Registrant. (2)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (4)
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

+
The certifications furnished in Exhibit 32.1 and 32.2 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 9, 2018.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 28, 2018.
(3)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on December 14, 2018.
(4)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-38753) filed with the Securities and Exchange Commission on March 13, 2019.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
April 25, 2019
Stéphane Bancel
Chief Executive Officer and Director