Form 10-Q
period 2019-06-30
Moderna, Inc.
filed 2019-08-08
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

As of July 31, 2019, there were 330,182,202 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q"), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•
the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$151,624	$658,364
Investments	918,722	863,063
Accounts receivable	3,498	11,686
Accounts receivable from related party	1,020	899
Prepaid expenses and other current assets	22,492	28,399
Restricted cash	62	595
Total current assets	1,097,418	1,563,006
Investments, non-current	365,032	172,990
Property and equipment, net	208,509	211,977
Restricted cash, non-current	11,762	11,532
Other non-current assets	2,558	2,644
Total assets	$1,685,279	$1,962,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,609	$31,210
Accrued liabilities	44,589	79,073
Deferred revenue	83,401	109,056
Other current liabilities	4,388	3,464
Total current liabilities	161,987	222,803
Deferred revenue, non-current	139,923	165,352
Deferred lease obligation, non-current	11,039	10,006
Lease financing obligation	33,588	33,489
Other non-current liabilities	188	258
Total liabilities	346,725	431,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 329,958,172 and 328,798,904 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	33	33
Additional paid-in capital	2,582,134	2,538,155
Accumulated other comprehensive income (loss)	2,741	(1,320)
Accumulated deficit	(1,246,354)	(1,006,627)
Total stockholders’ equity	1,338,554	1,530,241
Total liabilities and stockholders’ equity	$1,685,279	$1,962,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$9,842	$19,742	$23,143	$39,852
Collaboration revenue from related party	188	6,089	1,002	13,439
Grant revenue	3,053	3,020	4,963	4,599
Total revenue	13,083	28,851	29,108	57,890
Operating expenses:
Research and development	128,496	104,479	259,071	194,603
General and administrative	28,523	21,387	55,806	37,704
Total operating expenses	157,019	125,866	314,877	232,307
Loss from operations	(143,936)	(97,015)	(285,769)	(174,417)
Interest income	10,322	6,401	21,294	11,610
Other (expense) income, net	(1,764)	171	(3,584)	(12)
Loss before income taxes	(135,378)	(90,443)	(268,059)	(162,819)
(Benefit from) provision for income taxes	(324)	158	(348)	158
Net loss	$(135,054)	$(90,601)	$(267,711)	$(162,977)
Net loss attributable to common stockholders (Note 11)	$(135,054)	$(94,082)	$(267,711)	$(169,939)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(1.43)	$(0.81)	$(2.59)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	329,176,107	65,938,939	328,994,058	65,686,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(135,054)	$(90,601)	$(267,711)	$(162,977)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net of tax, $608 and $0, for three months ended June 30, 2019 and 2018, respectively, and net of tax, $1,148 and $0, for six months ended June 30, 2019 and 2018, respectively	2,167	1,738	4,075	(261)
Less: amounts recognized for net realized gains included in net loss	(17)	(597)	(14)	(591)
Total other comprehensive income (loss)	2,150	1,141	4,061	(852)
Comprehensive loss	$(132,904)	$(89,460)	$(263,650)	$(163,829)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019
(Unaudited, in thousands except share data)

	Three Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2019	—	$—	328,853,340	$33	$2,556,709	$591	$(1,111,300)	$1,446,033
Vesting of restricted common stock	—	—	58,564	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	1,046,268	—	3,930	—	—	3,930
Stock-based compensation	—	—	—	—	21,495	—	—	21,495
Unrealized gain on marketable securities	—	—	—	—	—	2,150	—	2,150
Net loss	—	—	—	—	—	—	(135,054)	(135,054)
Balance at June 30, 2019	—	$—	329,958,172	$33	$2,582,134	$2,741	$(1,246,354)	$1,338,554

	Three Months Ended June 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at March 31, 2018	504,352,795	$1,726,074	65,543,841	$6	$83,704	$(3,150)	$(694,269)	$(613,709)
Vesting of restricted common stock	—	—	315,276	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	345,679	—	48	—	—	48
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $474	5,000,000	111,546	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,353	—	—	14,353
Unrealized gain on marketable securities	—	—	—	—	—	1,141	—	1,141
Net loss	—	—	—	—	—	—	(90,601)	(90,601)
Balance at June 30, 2018	509,352,795	$1,837,620	66,204,796	$6	$98,105	$(2,009)	$(784,870)	$(688,768)

	Six Months Ended June 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Transition adjustment from adoption of ASU Topic 606 (Note 2)			—	—	—	—	27,984	27,984
Vesting of restricted common stock	—	—	107,475	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	1,051,793	—	3,987	—	—	3,987
Stock-based compensation	—	—	—	—	39,992	—	—	39,992
Unrealized gain on marketable securities	—	—	—	—	—	4,061	—	4,061
Net loss	—	—	—	—	—	—	(267,711)	(267,711)
Balance at June 30, 2019	—	$—	329,958,172	$33	$2,582,134	$2,741	$(1,246,354)	$1,338,554

	Six Months Ended June 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2017	448,686,791	$1,176,661	65,206,999	$6	$71,679	$(1,157)	$(621,893)	$(551,365)
Vesting of restricted common stock	—	—	650,329	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $10,517	55,666,004	549,413	—	—	152	—	—	152
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $474	5,000,000	111,546	—	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	347,468	—	70	—	—	70
Stock-based compensation	—	—	—	—	26,204	—	—	26,204
Unrealized loss on marketable securities	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	(162,977)	(162,977)
Balance at June 30, 2018	509,352,795	$1,837,620	66,204,796	$6	$98,105	$(2,009)	$(784,870)	$(688,768)

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(267,711)	$(162,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,992	26,204
Depreciation and amortization	14,817	11,031
Amortization of investment premiums	(2,360)	(531)
Loss on disposal of property and equipment	14	—
Changes in assets and liabilities:
Accounts receivable	8,188	489
Accounts receivable from related party	(121)	766
Prepaid expenses and other assets	2,315	(8,872)
Accounts payable	(1,471)	(1,340)
Accrued liabilities	(27,796)	(24,959)
Deferred revenue	(23,100)	(2,283)
Deferred lease obligation	1,033	2,046
Other liabilities	53	792
Net cash used in operating activities	(256,147)	(159,634)
Investing activities
Purchases of marketable securities	(843,313)	(837,984)
Proceeds from maturities of marketable securities	563,634	298,376
Proceeds from sales of marketable securities	39,200	110,248
Purchases of property and equipment	(18,181)	(65,989)
Net cash used in investing activities	(258,660)	(495,349)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	661,111
Proceeds from issuance of common stock through equity plans	3,987	70
Reimbursement of assets under lease financing obligation	3,678	1,747
Payments on financing lease obligation	99	(2,571)
Net cash provided by financing activities	7,764	660,357
Net (decrease) increase in cash, cash equivalents and restricted cash	(507,043)	5,374
Cash, cash equivalents and restricted cash, beginning of year	670,491	147,608
Cash, cash equivalents and restricted cash, end of period	$163,448	$152,982
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,074	$28,181
Leasehold improvements included in prepaid and other current assets	$6,310	$13,567
Lease financing obligation	$—	$13,567
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

As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from potential mRNA medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, government funding arrangements, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs. We believe that our cash, cash equivalents, and investments as of June 30, 2019 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of these financial statements.

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

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, research and development expense, income tax provisions, stock-based compensation, and useful lives of long-lived assets. We base our estimates on historical experience and on various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates. The condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019.

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

We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period when we perform our obligations under the arrangement. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities on our condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current liabilities on our condensed consolidated balance sheets. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of June 30, 2019, we had not capitalized any costs to obtain any of our contracts.

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

The components of accumulated other comprehensive income for the three and six months ended June 30, 2019 are as follows (in thousands):

Unrealized Gain on Available-for-Sale Debt Securities
June 30, 2019
Accumulated other comprehensive loss, balance at December 31, 2018	$(1,320)
Other comprehensive income	1,911
Accumulated other comprehensive income, balance at March 31, 2019	591
Other comprehensive income	2,150
Accumulated other comprehensive income, balance at June 30, 2019	$2,741

Emerging Growth Company Status

We are an “emerging growth company,” (EGC) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We may take advantage of these exemptions until we are no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. As of June 30, 2019, we determined that we will become a large accelerated filer under the rules of the SEC and we will no longer be classified as an EGC as of December 31, 2019.

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

The following tables summarize the effects of adopting ASC 606 on our condensed consolidated financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 (in thousands, except per share data):

	June 30, 2019
Condensed Consolidated Balance Sheet	As reported under ASC 606	Adjustments	Balance without adoption of ASC 606
Deferred revenue, current	$83,401	$3,266	$86,667
Deferred revenue, non-current	139,923	1,936	141,859
Accumulated deficit	(1,246,354)	(1,595)	(1,247,949)

	Three Months Ended June 30, 2019
Condensed Consolidated Statement of Operations	As reported under ASC 606	Adjustments	Amount without adoption of ASC 606
Revenue:
Collaboration revenue	$9,842	$3,155	$12,997
Collaboration revenue from related party	188	642	830
Total revenue	13,083	3,797	16,880
Loss from operations	(143,936)	3,797	(140,139)
Loss before income taxes	(135,378)	3,797	(131,581)
Net loss	(135,054)	3,797	(131,257)
Net loss per share - basic and diluted	(0.41)	0.01	(0.40)

	Six Months Ended June 30, 2019
Condensed Consolidated Statement of Operations	As reported under ASC 606	Adjustments	Amount without adoption of ASC 606
Revenue:
Collaboration revenue	$23,143	$1,369	$24,512
Collaboration revenue from related party	1,002	25,019	26,021
Total revenue	29,108	26,388	55,496
Loss from operations	(285,769)	26,388	(259,381)
Loss before income taxes	(268,059)	26,388	(241,671)
Net loss	(267,711)	26,388	(241,323)
Net loss per share - basic and diluted	(0.81)	0.08	(0.73)

ASU No. 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The new standard became effective for us on January 1, 2019. As a result of adopting this new standard using a retrospective transition method for each period presented, we include our restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2019	2018
Cash and cash equivalents	$151,624	$140,619
Restricted cash	62	831
Restricted cash, non-current	11,762	11,532
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$163,448	$152,982

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing lease guidance. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. The new standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 provides accounting guidance for transactions that meet specific criteria for a leaseback transaction. If the criteria are not met, the transaction is considered a “failed sale” and the transaction must be accounted for as a financing arrangement. The new standard will be effective for us on December 31, 2019. Upon adoption, the new standard, as amended, allows lessees to apply the transition requirements either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of applying the new rules recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. We are currently evaluating the potential impact ASU 2016-02 may have on our financial position and results of operations. Our assessment will include, but is not limited to, evaluating the impact this standard has on the lease of our corporate headquarters at 200 Technology Square in Cambridge, MA, the lease of our office and laboratory space at 500 Technology Square, Cambridge, MA and our manufacturing and additional facilities in Norwood, MA, (see Note 7), and the identification of any embedded leases.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 will be effective for us on January 1, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard should be applied either retrospectively or prospectively, and will be effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact this standard may have on our condensed consolidated financial statements and results of operations upon adoption.

3. Collaboration Agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Three Months Ended
Collaboration Revenue by Strategic Collaborator:	June 30, 2019 as reported (under ASU 606)	June 30, 2019 without adoption of 606 (under ASC 605)	June 30, 2018 as reported (under ASC 605)
Merck	$8,659	$8,802	$17,095
AstraZeneca	188	830	6,089
Vertex	1,183	4,195	2,390
Total collaboration revenue	$10,030	$13,827	$25,574

	Six Months Ended
Collaboration Revenue by Strategic Collaborator:	June 30, 2019 as reported (under ASU 606)	June 30, 2019 without adoption of 606 (under ASC 605)	June 30, 2018 as reported (under ASC 605)
Merck	$19,346	$20,317	$33,062
AstraZeneca	1,002	26,021	13,439
Vertex	3,797	4,195	6,533
Total collaboration revenue	$24,145	$50,533	$53,034

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the six months ended June 30, 2019 (in thousands):

	January 1, 2019	Additions	Deductions	June 30, 2019
Contract Assets:
Accounts receivable	$4,612	$5,110	$(5,204)	$4,518
Contract Liabilities:
Deferred revenue	$240,924	$2,292	$(25,165)	$218,051

During the three and six months ended June 30, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amounts included in contract liabilities at the beginning of the period (1)	$11,583	$25,165

(1) We first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability.

As of June 30, 2019, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $268.2 million.

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

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $400.0 million comprised of the $240.0 million in upfront payments pertaining to the 2013 AZ Agreements and $160.0 million of variable consideration comprised of $40.0 million of estimated reimbursement for IL12 manufacturing obligations and $120.0 million of milestone payments ($60.0 million toxicity milestone and $60.0 million competition milestone), received prior to the adoption date of ASC 606. We utilize the most likely amount method to determine the amount of reimbursement for IL12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We will re-evaluate the transaction price at the end of each reporting period. There was a $0.3 million increase to the transaction price resulting from a change in estimate of the variable consideration during the six months ended June 30, 2019.

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

The transaction price allocated to each performance obligation was as follows: (i) $292.4 million to the Combined 2018 AZ Agreement Performance Obligation, (ii) $8.1 million to the preclinical development services for IL12 performance obligation, (iii) $8.1 million to the preclinical development services for an oncology development target performance obligation, (iv) $90.1 million to the combined performance obligation for a development and commercialization license and manufacturing obligations for IL12, and (v) $1.6 million to the material right to receive development and commercialization rights and manufacturing services for an oncology development target. As part of the allocation of the transaction price to each of the performance obligations, we concluded that the $60.0 million toxicology milestone and the estimated reimbursement for IL12 manufacturing costs can be allocated entirely to specific performance obligations because the variable payment relates specifically to our effort to satisfy the performance obligation and such allocation is consistent with the allocation objectives of ASC 606.

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

We did not recognize any collaboration revenue from the Combined 2018 AZ Agreements for the three months ended June 30, 2019. For the three months ended June 30, 2018, we recognized collaboration revenue of $6.0 million from the Combined 2018 AZ Agreements. For the six months ended June 30, 2019 and 2018, we recognized collaboration revenue of $0.8 million and $13.4 million, respectively, from the Combined 2018 AZ Agreements. The revenue recognized for the six months ended June 30, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the periods. As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $112.5 million. $102.8 million is expected to be recognized as revenue through December 31, 2027 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement. We had deferred revenue of $75.8 million and $115.6 million as of June 30, 2019 and December 31, 2018, respectively, from the Combined 2018 AZ Agreements, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $55.1 million comprised of the $40.0 million in fixed payments pertaining to a $10.0 million option exercise fee and a $30.0 million milestone achieved prior to the adoption of ASC 606 and $15.1 million of variable consideration related to the estimated reimbursement for clinical supply. We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. There was an immaterial change to the transaction price resulting from a change in estimate of the variable consideration during the six months ended June 30, 2019.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

We did not recognize any collaboration revenue from the 2016 VEGF Exercise for the three or six months ended June 30, 2019 and 2018. As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation that is unsatisfied is $51.1 million, which is expected to be recognized as revenue through December 31, 2023. We had deferred revenue of $37.4 million and $41.2 million as of June 30, 2019 and December 31, 2018, respectively, from the 2016 VEGF Exercise, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the control of the supply is expected to be transferred.

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

We did not recognize any revenue from the 2017 AZ Agreement for the three or six months ended June 30, 2019 and 2018, respectively.

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

Unless earlier terminated, the 2015 Merck Agreement will continue on a product-by-product and country-by-country basis for so long as royalties are payable by Merck on a given product in a given country. Either party may terminate the 2015 Merck Agreement upon the other party’s material breach, either in its entirety or with respect to a particular program, product candidate, product or country, subject to specified notice and cure provisions. Merck may terminate the 2015 Merck Agreement in full or with respect to a particular product candidate or product upon certain advance notice to us for any reason, or earlier if Merck determines the alliance or product is no longer commercially practicable. If Merck has the right to terminate the 2015 Merck Agreement, in its entirety or with respect to a program, product candidate or product, for our material breach, then Merck may elect, in lieu of terminating the 2015 Merck Agreement, to have the 2015 Merck Agreement remain in effect, subject to reductions in certain payments we are eligible to receive with respect to the terminable rights. Upon a termination of the 2015 Merck Agreement with respect to a program, all licenses and other rights granted to Merck with respect to such program will terminate and the continued development and commercialization of product candidates and products will revert to us. If the 2015 Merck Agreement is terminated with respect to a given product candidate or product, all licenses and other rights granted to Merck with respect to such product candidate or product will terminate and, to the extent we terminated for Merck’s breach, Merck will grant us licenses under select Merck technology for our continued development and commercialization of such product candidate or product. As a part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to conclude the collaboration as it relates to development of potential mRNA medicines for other viruses, including mRNA-1278 for the prevention of VZV infection.

Accounting Treatment

For periods prior to January 1, 2019, we applied the provisions of ASC 605 in accounting for this arrangement. As of the date of our initial application of ASC 606, we applied the practical expedient to include the aggregate effect of all modifications to the arrangement that occurred before January 1, 2019 with respect to (i) identification of the satisfied and unsatisfied performance obligations, (ii) determination of the transaction price and (iii) allocation of the transaction price to the satisfied and unsatisfied performance obligations. Additionally, we determined that all aspects of amended 2015 Merck Agreement represent a transaction with a customer and therefore the amended 2015 Merck Agreement is accounted for in accordance with ASC 606 as of the date of the initial application. As of the date of initial adoption of ASC 606, the four-year research period was substantially complete and we concluded there were no unsatisfied performance obligations pertaining to the amended 2015 Merck Agreement. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) research services during the three-year period following the initial four-year research period during which Merck may continue to preclinically and clinically develop product candidates and (ii) clinical mRNA supply for Phase 1 and Phase 2 and/or non-cGMP mRNA supply beyond the initial four-year research period. Therefore, such options will be accounted for as a separate contract upon the customer’s election. After completion of the initial four-year research period, and as part of the May 2019 amendment of the 2015 Merck Agreement, Merck elected to establish a new RSV vaccine product candidate and elected to conduct a Phase 1 clinical trial. We are responsible for certain costs associated with the conduct of the Phase 1 clinical trial.

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price of $65.0 million comprised the $60.0 million in aggregate upfront payments, including $50.0 million related to research and development funding plus a $10.0 million funding from the 2016 amendment of the 2015 Merck Agreement, and a $5.0 million payment pertaining to achievement of a development milestone during the year ended December 31, 2017, which had been allocated entirely to the satisfied performance obligation and recognized in full. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. We determined that our obligation under the May 2019 amendment to reimburse Merck for certain costs associated with the RSV vaccine Phase 1 clinical trial represents consideration payable to a customer and is accounted for as a reduction of the transaction price. The consideration amount is determined based on the most likely method and recorded as contra-revenue as costs are incurred. The one-time payment upon election by Merck to continue developing RSV is fully constrained as it is contingent upon completion of the RSV Phase 1 clinical trial and upon decisions to be made by Merck to continue development thereafter. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There was a $2.1 million decrease to the transaction price during the six months ended June 30, 2019.

We had no deferred revenue as of June 30, 2019 or December 31, 2018 from the amended Merck 2015 Agreement as all performance obligations under the amended 2015 Merck Agreement were completed. For the three and six months ended June 30, 2018, we recognized collaboration revenue of $6.8 million and $12.7 million, respectively, from the amended 2015 Merck Agreement.

Additionally, we recognized contra-revenue of $1.8 million and $1.3 million for the three and six months ended June 30, 2019, respectively, related to consideration payable to Merck under the May 2019 Amendment and collaboration revenue earned pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply is recognized as collaboration revenue at a point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

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

2018 Expansion of the Cancer Vaccine Strategic Alliance—Shared Neoepitope Cancer Vaccines

In April 2018, we and Merck agreed to expand our cancer vaccine strategic alliance to include the development and commercialization of our KRAS vaccine development candidate, mRNA-5671 or V941, and potentially other shared neoantigen mRNA cancer vaccines (SAVs). We preclinically developed mRNA-5671 prior to its inclusion in the cancer vaccine strategic alliance and it is comprised of a novel mRNA construct designed by us and encapsulated in one of our proprietary LNPs. The PCV Agreement was amended and restated to include the new SAV strategic alliance (PCV/SAV Agreement).

We have granted Merck certain licenses and we and Merck have agreed to certain exclusivity obligations with respect to SAVs and particular SAV programs, which obligations are subject to termination or expiration upon certain triggering events. Under the PCV/SAV Agreement, Merck will be responsible for conducting Phase 1 and Phase 2 clinical trials for mRNA-5671 and for all costs associated with such activities, in accordance with a jointly agreed development plan and budget, and we will be responsible for manufacturing and supplying all mRNA-5671 required to conduct such trials and for all costs and expenses associated with such manufacture and supply. Under the PCV/SAV Agreement, our budgeted commitment for PCV increased to $243.0 million. Until the expiration of a defined period of time following the completion of Phase 1 and Phase 2 clinical trials for mRNA-5671 under the PCV/SAV Agreement and our delivery of an associated data package to Merck, Merck has the right to elect to participate in future development and commercialization of mRNA-5671 by making a participation payment to us. If Merck exercises its participation rights, then the parties will equally co-fund subsequent clinical development of mRNA-5671, with Merck primarily responsible for conducting clinical development activities under a jointly agreed development plan and budget. If Merck declines to participate in future development and commercialization activities following the initial Phase 1 and Phase 2 clinical trials for mRNA-5671, then we will retain the rights to develop and commercialize mRNA-5671. If Merck elects to participate in future development and commercialization of mRNA-5671, Merck may also conduct additional clinical trials for mRNA-5671 that are not included in the jointly agreed development plan and budget, in which case we will reimburse Merck for half of the total development costs for such clinical trials, plus interest, from our share of future profits resulting from sales of mRNA-5671, if any. If Merck does conduct additional clinical trials for mRNA-5671, we will be responsible for manufacturing and supplying all mRNA-5671 required to conduct such trials. Merck will lead worldwide commercialization of mRNA-5671, subject to our option to co-promote mRNA-5671 in the United States, and the parties will equally share the operating profits or losses arising from worldwide commercialization. Until mRNA-5671 becomes profitable, we may elect to defer payment of our share of the commercialization and related manufacturing costs and instead reimburse Merck for such costs, plus interest, from our share of future profits resulting from sales of mRNA-5671, if any. Subject to “back-up” supply rights granted to Merck, we will manufacture (or have manufactured) mRNA-5671 and other SAVs for preclinical and clinical purposes. After Merck exercises its right to participate in future development and commercialization of mRNA-5671 and other SAVs, we will grant the applicable development and commercialization licenses and the parties are obligated to discuss responsibility for future manufacturing, giving consideration to applicable criteria.

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price was determined to be $213.0 million comprised of the $200.0 million upfront payment pertaining to the PCV Agreement and the premium associated with the contemporaneous sale of Series H redeemable convertible preferred stock of $13.0 million. We determined there are no components of variable consideration that should be included in the transaction price as of the date of initial application, as additional consideration to which we could be entitled is subject to Merck’s election to exercise a customer option that was deemed to be a marketing offer. We will re-evaluate the transaction price at the end of each reporting period. There were no changes to the transaction price during the six months ended June 30, 2019.

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

For the three months ended June 30, 2019 and 2018, we recognized collaboration revenue of $10.4 million and $10.3 million, respectively, in the condensed consolidated statements of operations, from the Merck PCV/SAV Agreement. For the six months ended June 30, 2019 and 2018, we recognized collaboration revenue of $20.6 million and $20.3 million, respectively, in the condensed consolidated statements of operations, from the Merck PCV/SAV Agreement. The revenue recognized during the three and six months ended June 30, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance during the periods. As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $104.5 million, which is expected to be recognized as revenue through December 31, 2021. We had deferred revenue of $104.5 million and $111.3 million, as of June 30, 2019 and December 31, 2018, respectively, from the Merck PCV/SAV Agreement, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

Pursuant to the Vertex Agreement, we lead discovery efforts during an initial research period that currently extends until February 2020, leveraging our Platform technology and mRNA delivery expertise along with Vertex’s scientific experience in CF biology and the functional understanding of CFTR. Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Subject to customary “back-up” supply rights granted to Vertex, we exclusively manufacture (or have manufactured) mRNA for preclinical, clinical and commercialization purposes. The parties established a joint steering committee to oversee and coordinate activities under the Vertex Agreement. We and Vertex have granted each other certain licenses under the Vertex Agreement.

Under the terms of the Vertex Agreement, we received a $20.0 million upfront payment from Vertex. In July 2019, Vertex elected to extend the initial three-year research period by six months by making a payment to us. Vertex has the right to extend the initial research period for an additional 18-month period by making an additional payment to us. Vertex has rights to further extend the research period for two additional one-year periods by making an additional payment to us for each one-year extension. We are eligible to receive up to $55.0 million in payments for achievement of development milestones, up to $220.0 million in payments for achievement of regulatory milestones and potentially could receive an additional $3.0 million milestone payment for achievement of a regulatory milestone for second and each subsequent product under the Vertex Agreement. Vertex will also pay us tiered royalties at rates ranging from the low- to high-teens on worldwide net sales of products arising from the strategic alliance, subject to certain reductions, with an aggregate minimum floor. In connection with the strategic alliance, Vertex also made a $20.0 million equity investment in our Series F redeemable convertible preferred stock. During the term of the Vertex Agreement, we and Vertex have agreed to certain defined exclusivity obligations under the Vertex Agreement with respect to the development and commercialization of certain mRNA medicines.

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price was determined to be $24.4 million, comprised of the $20.0 million upfront payment and $4.4 million in research and development funding related to the research and development services and supply of non-cGMP mRNA. We utilize the most likely amount method to determine the amount of research and development funding to be received. We also utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2019, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Vertex’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the six months ended June 30, 2019.

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

For the three months ended June 30, 2019 and 2018, we recognized collaboration revenue of $1.2 million and $2.4 million, respectively, in the condensed consolidated statements of operations, from Vertex. For the six months ended June 30, 2019 and 2018, we recognized collaboration revenue of $3.8 million and $6.5 million, respectively, in the condensed consolidated statements of operations, from Vertex. The revenue recognized during the three and six months ended June 30, 2019 includes the amortization of the deferred revenue due to the satisfaction of our performance during the periods. We had no deferred revenue as of June 30, 2019 from the Vertex agreement as all performance obligations under the Vertex agreement were completed. We had deferred revenue of $3.3 million as of December 31, 2018 from Vertex.

We are currently evaluating the accounting treatment related to Vertex's election and options to extend the research period under the amended Vertex Agreement entered in July 2019.

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

As of June 30, 2019, three of the four contract options had been exercised resulting in $117.3 million of available funding with an additional $8.5 million available if the final contract option is exercised. For the three months ended June 30, 2019 and 2018, we recognized revenue of $1.9 million and $1.6 million, respectively, relating to the BARDA agreement. For the six months ended June 30, 2019 and 2018, we recognized revenue of $3.4 million and $2.6 million, respectively, relating to the BARDA agreement.

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
As of June 30, 2019, up to $21.1 million has been committed for funding with up to an additional $80 million available, if additional follow-on projects are approved. For the three months ended June 30, 2019 and 2018, we recognized $1.0 million and $0.1 million, respectively, relating to the Gates Foundation agreement. For the six months ended June 30, 2019 and 2018, we recognized revenue of $1.3 million and $0.4 million, respectively, relating to the Gates Foundation agreement. We had deferred revenue of $3.7 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively, related to the Gates Foundation agreement.

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
As of June 30, 2019 and December 31, 2018, $19.7 million has been committed by DARPA. There was no revenue recognized for the three or six months ended June 30, 2019, related to the DARPA agreement. We recognized revenue of $1.3 million and $1.5 million for the three and six months ended June 30, 2018, respectively, related to the DARPA agreement.

5. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$151,624	$—	$—	$151,624	$151,624	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	136,011	160	(1)	136,170	—	132,469	3,701
U.S. treasury securities	153,651	507	—	154,158	—	129,985	24,173
Debt securities of U.S. government agencies and corporate entities	990,203	3,275	(52)	993,426	—	656,268	337,158
	$1,431,489	$3,942	$(53)	$1,435,378	$151,624	$918,722	$365,032
	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$658,365	$20	$(21)	$658,364	$658,364	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	173,102	42	(36)	173,108	—	157,920	15,188
U.S. treasury securities	152,205	18	(48)	152,175	—	152,175	—
Debt securities of U.S. government agencies and corporate entities	712,065	40	(1,335)	710,770	—	552,968	157,802
	$1,695,737	$120	$(1,440)	$1,694,417	$658,364	$863,063	$172,990

The amortized cost and estimated fair value of marketable securities by contractual maturity at June 30, 2019 are as follows (in thousands):

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$916,905	$918,722
Due after one year through five years	362,960	365,032
Total	$1,279,865	$1,283,754

At June 30, 2019, we held 11 available-for-sale securities, or an estimated fair value of $36.5 million, out of our total investment portfolio that were in a continuous unrealized loss position for more than 12 months with a gross unrealized loss of $0.1 million. At December 31, 2018, we held 25 available-for-sale securities, or an estimated fair value of $82.8 million, out of our total investment portfolio that were in a continuous unrealized loss position for more than 12 months with a gross unrealized loss of $0.4 million. We concluded that the net declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of June 30, 2019 and December 31, 2018. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid expenses	$9,138	$10,401
Tenant incentives receivables	6,310	10,089
Interest receivable on marketable securities	7,044	7,909
Prepaid expenses and other current assets	$22,492	$28,399

Property and Equipment, Net

Property and equipment, net, as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Building	$140,442	$140,442
Laboratory equipment	102,006	96,907
Leasehold improvements	13,632	13,741
Furniture, fixtures and other	2,142	2,122
Computer equipment and software	11,665	11,513
Internally developed software	7,020	7,020
Construction in progress	10,829	4,688
	287,736	276,433
Less: Accumulated depreciation	(79,227)	(64,456)
Property and equipment, net	$208,509	$211,977

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $7.5 million and $5.9 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $14.8 million and $11.0 million, respectively.

Accrued Liabilities

Accrued liabilities, as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
In-licenses	$—	$22,000
Property and equipment	5,402	12,089
Compensation-related	16,001	23,406
External goods and services	23,186	21,578
Accrued liabilities	$44,589	$79,073

7. Commitments and Contingencies

Lease Obligations

We have entered into various long-term non-cancelable operating lease arrangements for our facilities and equipment expiring at various times through 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, which we recognize rent expense under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts. We occupy a multi-building campus in Technology Square in Cambridge, MA with a mix of offices and research laboratory space totaling approximately 200,000 square feet. Our Cambridge facility leases have expiry ranges from 2020 to 2027. We have approximately 200,000 square feet of a manufacturing facility in Norwood, MA. This facility is leased through 2032 with options for two extension periods of ten years.

In February 2019, we entered into a new lease agreement for office and laboratory space of approximately 200,000 square feet, located in Norwood, MA. The lease commenced in the second quarter of 2019, and expires in early 2031. We have the option to extend the lease for up to four additional five-year terms. Contemporaneously, we entered into an agreement to sublease approximately 64 percent of the leased space to a third party. We have no rent obligations to the landlord for the space occupied by the third party. All sublease payments from the third party are paid directly to the landlord. The sublease can expire between May 2020 and February 2021 at the third party's option.

Total rent expense for the three months ended June 30, 2019 and 2018 was $5.4 million and $4.8 million, respectively. Total rent expense for the six months ended June 30, 2019 and 2018 was $10.2 million and $10.0 million, respectively. Future minimum lease payments under non-cancelable operating lease agreements at June 30, 2019, are as follows (in thousands):

Fiscal Year		Minimum Lease Payments
2019	(remainder of the year)	$10,206
2020		22,481
2021		24,253
2022		23,697
2023		20,586
Thereafter		137,948
Total		$239,171

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million for both periods as of June 30, 2019 and December 31, 2018 (see Note 3).

Purchase Commitments and Purchase Orders

We have agreements with third parties for various services, including manufacturing and services related clinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At June 30, 2019 and December 31, 2018, we had cancelable open purchase orders of $83.9 million and $64.2 million, respectively, in total under such agreements for our significant clinical operations and support. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at June 30, 2019 and December 31, 2018, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

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

9. Stock-Based Compensation

Equity Plans

In connection with the IPO, we adopted our 2018 Stock Option and Incentive Plan (the 2018 Equity Plan) in November 2018. The 2018 Equity Plan became effective on the date immediately prior to the effective date of the IPO and replaced our 2016 Stock Option and Grant Plan (the 2016 Equity Plan). On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Equity Plan increased by 13.2 million shares as a result of the automatic increase provision of the 2018 Equity Plan. As of June 30, 2019, we had a total of 71.3 million shares reserved for future issuance under our Equity Plans, of which 18.1 million shares were available for future grants.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity as of June 30, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2018	50,821,132	$12.16	$6.59	7.1 years	$220,434
Granted	6,280,966	20.24	11.87
Exercised	(1,051,793)	3.86	3.89
Canceled/forfeited	(4,067,618)	14.57	8.69
Outstanding at June 30, 2019	51,982,687	13.14	7.05	7.2 years	181,371
Exercisable at June 30, 2019	25,559,777	9.10	4.34	5.5 years	161,093
Vested and expected to vest at June 30, 2019	26,422,410	17.04	9.68	8.9 years	20,278
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of June 30, 2019.

For the six months ended June 30, 2019, 1.1 million stock options were exercised. The total intrinsic value of options exercised was $14.8 million for the six months ended June 30, 2019. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $4.1 million for the six months ended June 30, 2019.

Restricted Common Stock

We have granted restricted stock awards generally through the 2016 Equity Plan. The following table summarizes our restricted stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Fair Value per Share
Outstanding, non-vested at December 31, 2018	198,597	$12.15
Issued	—	—
Vested	(107,475)	12.15
Canceled, forfeited and adjustments, net	(314)	12.15
Outstanding, non-vested at June 30, 2019	90,808	12.15

Restricted Common Stock Units

We have granted restricted stock awards generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our restricted stock unit activity during the six months ended June 30, 2019:

	Units	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2018	458,715	$11.93
Issued	636,808	20.93
Vested (1)	28,668	11.93
Canceled/forfeited	(21,629)	20.93
Pending settlement (1)	(28,668)	11.93
Outstanding, non-vested at June 30, 2019	1,073,894	17.08
_________
(1) The vested restricted stock units will be settled for common stock on the date which is 360 days after the consummation of the IPO.

2018 Employee Stock Purchase Plan

In November 2018, we adopted our 2018 Employee Stock Purchase Plan (ESPP), which became effective on December 5, 2018. The ESPP initially reserves and authorizes the issuance of up to a total of 810,000 shares of common stock to participating employees. Our ESPP has a six-month offering period, with a new period commencing on the first business day on or after June 1 and December 1 of each year. The purchase price at which shares are sold under the ESPP will be equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were no shares sold under the ESPP during the six months ended June 30, 2019.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans and share purchases under our ESPP is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted and ESPP for the six months ended June 30, 2019 and 2018 are as follows:

	Weighted Average
	Six Months Ended June 30,
	2019	2018
Options:
Risk-free interest rate	2.42%	2.71%
Expected term	6.07 years	6.06 years
Expected volatility	62%	64%
Expected dividends	—%	—%
Weighted average fair value per share	$11.87	$8.63

ESPP:
Risk-free interest rate	2.31%
Expected term	0.50 years
Expected volatility	50%
Expected dividends	—%
Weighted average fair value per share	19.85

The following table presents the components and classification of stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options	$19,994	$13,263	$37,481	$23,311
Restricted common stock and units	1,327	1,090	2,337	2,893
ESPP	174	—	174	—
Total	$21,495	$14,353	$39,992	$26,204
Research and development	$12,869	$8,428	$23,652	$15,784
General and administrative	8,626	5,925	16,340	10,420
Total	$21,495	$14,353	$39,992	$26,204

As of June 30, 2019, there was $231.7 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 3.36 years at June 30, 2019.

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

There were no significant income tax provisions or benefits for the three or six months ended June 30, 2019 and 2018.

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

11. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(135,054)	$(90,601)	$(267,711)	$(162,977)
Cumulative dividends on redeemable convertible preferred stock	—	(3,481)	—	(6,962)
Net loss attributable to common stockholders	$(135,054)	$(94,082)	$(267,711)	$(169,939)
Denominator:
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	329,176,107	65,938,939	328,994,058	65,686,290
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(1.43)	$(0.81)	$(2.59)

The following common stock equivalents, presented based on amounts outstanding as of June 30, 2019 and 2018 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018
Redeemable convertible preferred stock	—	236,120,492
Stock options	51,982,687	44,269,380
Restricted common stock	90,808	410,607
Restricted common stock units	1,073,894	458,715
	53,147,389	281,259,194

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

Overview
We are a clinical stage biotechnology company pioneering messenger RNA (mRNA) therapeutics and vaccines to create a new generation of potentially transformative medicines to improve the lives of patients. mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane, or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology, and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, and cardiovascular diseases, independently and with our strategic collaborators. As we unlock the inherent advantages of mRNA, we aim to address as many diseases and impact as many patients as our technology, talent, and capital permit.
We have a diverse development pipeline of 21 development candidates across our 20 programs, of which 13 development candidates are currently in clinical studies. The broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of June 30, 2019, we had cash, cash equivalents, and investments of approximately $1.44 billion. We use this capital to fund operations and investing activities for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable our research engine and early development engine (which includes our manufacturing facility in Norwood), our digital infrastructure, creation of our portfolio of intellectual property, and administrative support.
Since our inception, we have incurred significant operating losses. Our net losses were $384.7 million and $255.9 million for the years ended December 31, 2018 and 2017, respectively. Our net loss was $135.1 million and $267.7 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, our accumulated deficit was $1.25 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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

We have a diverse development pipeline of 21 development candidates across our 20 programs, of which 13 development candidates are in clinical studies on three different continents. Over 1,000 subjects have been enrolled in our clinical trials since December 2015. Our diverse pipeline comprises programs across six modalities and a broad range of therapeutic areas. A modality is a group of potential mRNA medicines with shared product features, and the associated combination of mRNA technologies, delivery technologies, and manufacturing processes. Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca, Merck, and Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, including BARDA, DARPA, and the Bill & Melinda Gates Foundation.
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

Modality	ID #	Program *Indication*	Preclinical development	Phase 1	Phase 2	Phase 3 and commercial	Moderna rights
Prophylactic vaccines	**mRNA-1172**	Respiratory syncytial virus (RSV) vaccine					Merck to pay milestones and royalties
	mRNA-1777	Respiratory syncytial virus (RSV) vaccine					
	mRNA-1647	Cytomegalovirus (CMV) vaccine					Worldwide
	mRNA-1653	Human metapneumovirus and parainfluenza virus 3 (hMPV+PIV3) vaccine	Phase 1b (pediatrics)	Phase 1 (adults)			Worldwide
	mRNA-1440	Influenza H10N8 vaccine					Worldwide *Advancing subject to funding*
	mRNA-1851	Influenza H7N9 vaccine					Worldwide *Advancing subject to funding*
	mRNA-1893	Zika vaccine					Worldwide *BARDA funded*
	mRNA-1388	Chikungunya vaccine					Worldwide *Advancing subject to funding*
Cancer vaccines	**mRNA-4157**	Personalized cancer vaccine (PCV)					50-50 global profit sharing with Merck
	NCI-4650	Personalized cancer vaccine (PCV)					
	mRNA-5671	KRAS vaccine					50-50 global profit sharing with Merck
Intratumoral immuno-oncology	**mRNA-2416**	OX40L *Solid tumors/lymphoma* *Advanced ovarian carcinoma (Ph 2 cohort)*	Solid tumors/lymphoma	Ovarian			Worldwide
	mRNA-2752	OX40L+IL23+IL36γ (Triplet) *Solid tumors/lymphoma*					Worldwide
	MEDI1191	IL12 *Solid tumors*					50-50 U.S. profit sharing; AZ to pay royalties on ex-U.S. sales
Localized regenerative therapeutics	**AZD8601**	VEGF-A *Myocardial ischemia*					AZ to pay milestones and royalties
Systemic secreted therapeutics	**mRNA-1944**	Antibody against Chikungunya virus					Worldwide *DARPA funded*
	AZD7970	Relaxin *Heart failure*					50-50 U.S. profit sharing; AZ to pay royalties on ex-U.S. sales
	mRNA-3630	α-GAL *Fabry disease*					Worldwide
Systemic intracellular therapeutics	**mRNA-3704**	MUT *Methylmalonic Acidemia (MMA)*					Worldwide
	mRNA-3927	PCCA+PCCB *Propionic Acidemia (PA)*					Worldwide
	mRNA-3283	PAH *Phenylketonuria (PKU)*					Worldwide
	mRNA-3745	G6Pase *Glycogen Storage Disease Type 1a (GSD1a)*					Worldwide

We have developed six modalities. We have a development pipeline of 21 development candidates across our 20 programs, of which 13 development candidates are currently in clinical trials, summarized by modality as follows:

•
Prophylactic vaccines included eight development candidates across seven programs: RSV vaccine (mRNA-1777 and mRNA-1172 or V172), CMV vaccine (mRNA-1647), hMPV+PIV3 vaccine (mRNA-1653), H10N8 vaccine (mRNA-1440), H7N9 vaccine (mRNA-1851), Zika vaccine (mRNA-1893), and Chikungunya vaccine (mRNA-1388). We currently have seven programs for which the Phase 1 trial is either ongoing or has been completed.

•
Cancer vaccines included two development candidates: Personalized cancer vaccine, or PCV, (mRNA-4157, NCI-4650) and KRAS vaccine (mRNA-5671 or V941). We are collaborating with Merck on both programs. PCV is in a Phase 1 clinical trial and the first patient has been consented in a Phase 2 clinical trial, and the KRAS vaccine is in a Phase 1 clinical trial.

•
Intratumoral immuno-oncology included three development candidates: OX40L (mRNA-2416), OX40L+IL23+IL36γ (Triplet) (mRNA-2752), and IL12 (MEDI1191). OX40L is currently being evaluated in a Phase 1/2 trial that includes a Phase 2 expansion cohort in patients with advanced ovarian carcinoma. Triplet and IL12 are currently in Phase 1 clinical trials.

•	Localized regenerative therapeutics included one development candidate, VEGF-A (AZD8601). The program is being led by AstraZeneca through clinical development and is in a Phase 2a clinical trial.

•
Systemic secreted therapeutics included three development candidates: antibody against Chikungunya virus (mRNA-1944), Relaxin (AZD7970), and Fabry disease (mRNA-3630). The antibody against Chikungunya virus development candidate is in collaboration with DARPA and the program is in a Phase 1 clinical trial. The Relaxin program in collaboration with AstraZeneca and the Fabry disease program are both in preclinical development.

•
Systemic intracellular therapeutics included four development candidates: MMA (mRNA-3704), PA (mRNA-3927), PKU (mRNA-3283), and GSD1a (mRNA-3745). The MMA program has open clinical sites for a Phase 1/2 clinical trial, and the PA, PKU, and GSD1a programs are in preclinical development.

The following are recent key updates for our development candidates:

•
RSV vaccine (mRNA-1777 and mRNA-1172 or V172): The first subject has been dosed in the Phase 1 clinical trial of mRNA-1172 led by Merck. mRNA-1172 has shown enhanced potency in preclinical studies compared with the companies' first RSV candidate mRNA-1777.

•
CMV vaccine (mRNA-1647): The Phase 1 clinical trial of mRNA-1647 has been fully enrolled, at a top dose of 300µg. This randomized, observer-blind and placebo-controlled clinical trial is designed to evaluate the safety and immunogenicity of mRNA-1647, a vaccine encoding the gB and pentamer complexes of CMV. CMV is a common human pathogen and a leading cause of birth defects.

•
Human metapneumovirus (hMPV) and parainfluenza type 3 (PIV3) vaccine (mRNA-1653): Topline data from a second planned interim analysis of an ongoing Phase 1 randomized, observer-blind, placebo-controlled and dose-ranging clinical trial in healthy adults showed that hMPV and PIV3 serum neutralizing antibody titers remained above baseline through seven months. Topline data from the clinical trial’s first interim analysis, announced in February 2019, showed that mRNA-1653 boosted antibody titers one month after vaccination at all dose levels and was generally well-tolerated. We are planning to initiate a Phase 1b clinical trial of mRNA-1653 in seropositive toddler subjects.

•
Zika virus vaccine (mRNA-1893): The first subject has been dosed in the Phase 1 clinical trial of mRNA-1893. This development candidate is being developed in collaboration with the U.S. Biomedical Advanced Research and Development Authority (BARDA) within the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services.

•
Personalized cancer vaccines (PCVs) (mRNA-4157, NCI-4650): We announced data from the Phase 1 clinical trial of PCV showing that it was well-tolerated at all dose levels studied, including up to 1 mg, elicited neoantigen-specific T-cell responses in one patient, and there were no dose-limiting toxicities or Grade 3/4 adverse events or serious adverse events reported when administered as a monotherapy or in combination with pembrolizumab. The most common Grade 2 adverse events were fatigue, soreness at the injection site, colitis, and myalgias. These safety, tolerability, and immunogenicity data and the initial clinical activity observed support our randomized Phase 2 clinical trial investigating Merck’s pembrolizumab (KEYTRUDA®) in combination with a 1 mg dose of mRNA-4157, compared to pembrolizumab alone, for the adjuvant treatment of high-risk resectable melanoma, and the first patient has been consented in this Phase 2 clinical trial. Part C of the Phase 1, open-label, multicenter clinical trial is enrolling and intended to evaluate mRNA-4157 in combination with Merck’s pembrolizumab in subjects with unresectable solid tumors. Additionally, the protocol for the Phase 1 clinical trial has been amended to include a cohort of 17 patients who are refractory to PD-1 inhibitors.

•
KRAS vaccine (mRNA-5671 or V941): The first patient was dosed in the Phase 1 open-label, multi-center clinical trial to evaluate the safety and tolerability of mRNA-5671 both as a monotherapy and in combination with pembrolizumab. The clinical trial, led by Merck, will enroll patients with KRAS mutant advanced or metastatic non-small cell lung cancer, colorectal cancer, or pancreatic adenocarcinoma, and centrally confirmed Human Leukocyte Antigen (HLA) HLA-A*1101 and/or HLA-C*0802 allele expression. mRNA-5671 is designed to generate and present the four most prevalent KRAS mutations as neoantigens to the immune system.

•
OX40L (mRNA-2416): Dosing is ongoing at the highest levels (8mg) in the Phase 1/2 open-label, multi-center, dose escalation and efficacy clinical trial evaluating intratumoral injections of mRNA-2416 in patients with advanced malignancies. A Phase 2 expansion cohort in patients with advanced ovarian carcinoma is preparing to start enrollment; this will include the combination of intratumoral mRNA-2416 with durvalumab (IMFINZI®).

•
OX40L + IL23 + IL36γ (Triplet) (mRNA-2752): The first patient was dosed in the combination arm of the Phase 1 clinical trial of mRNA-2752. This clinical trial is evaluating mRNA-2752 as a single agent and in combination with durvalumab in patients with accessible solid tumors and lymphomas.

•
IL12 (MEDI1191): The first patient was dosed with MEDI1191 monotherapy in the Phase 1 open-label, multi-center clinical trial evaluating intratumoral injections of MEDI1191 alone and in combination with a checkpoint inhibitor in patients with advanced solid tumors, being led by AstraZeneca. MEDI1191 is an mRNA encoding for IL12, a potent immunomodulatory cytokine.

•
Antibody against Chikungunya virus (mRNA-1944): Six of eight subjects have been dosed in the third cohort (0.6 mg/kg) of the Phase 1 antibody against chikungunya virus (mRNA-1944) clinical trial. This clinical trial is evaluating the safety and tolerability of escalating doses of mRNA-1944 via intravenous infusion in healthy adults. mRNA-1944 is the first development candidate from our systemic secreted therapeutics modality to start clinical testing. The lipid nanoparticle (LNP) formulation used for mRNA-1944 is also utilized in Moderna’s MMA program.

•
Methylmalonic acidemia (MMA) (mRNA-3704): Three clinical trial sites are open and actively recruiting patients for the Phase 1/2 open-label, dose escalation clinical trial evaluating mRNA-3704 for the treatment of MMA. The objectives of the clinical trial are to evaluate safety and tolerability, assess the pharmacodynamic response and characterize the pharmacokinetic profile of mRNA-3704. We recently updated the clinical trial protocol to widen the age bracket of the first cohort for this trial to allow for the enrollment of pediatric patients (now includes patients 8 years and older, a modification from adolescents aged 12-18.) This is our first rare disease program to advance into clinical testing.

•
MMA (mRNA-3704) and Propionic Acidemia (PA) (mRNA-3927) Natural History Study (MaP): As of July 15, 2019, 71 patients have been enrolled in the study (35 MMA, 36 PA). This is a global, multi-center, non-interventional study for patients with confirmed diagnosis of MMA due to methylmalonyl-CoA mutase (MUT) deficiency or PA and is designed to identify and correlate clinical and biomarker endpoints for these disorders.

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

Total revenue for the three months ended June 30, 2019 and 2018 was $13.1 million and $28.9 million, respectively. Total revenue for the six months ended June 30, 2019 and 2018 was $29.1 million and $57.9 million, respectively, and is primarily comprised of collaboration revenue from our strategic alliances as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue:
Merck	$8,659	$17,095	$19,346	$33,062
Vertex	1,183	2,390	3,797	6,533
AstraZeneca	188	6,089	1,002	13,439
Other	—	257	—	257
Total collaboration revenue	$10,030	$25,831	$24,145	$53,291

Cash received from strategic alliances was $10.5 million and $43.8 million for the six months ended June 30, 2019 and 2018, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our strategic alliances as of June 30, 2019 and December 31, 2018 was $223.3 million and $274.4 million, respectively.

For further information on our adoption of ASC 606 and our revenue recognition policies, see Note 2 to our condensed consolidated financial statements. Our ability to generate revenue from sales of mRNA medicines and become profitable depends upon our ability to successfully develop and commercialize mRNA medicines. For the foreseeable future, we do not expect to generate revenue from product sales. To the extent that existing or potential future strategic alliances generate revenue, our revenue may vary due to many uncertainties in the development of our mRNA medicines under these strategic alliances and other factors. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development efforts. We expect our programs to mature and advance to later stage clinical development, and we expect expenses to increase as we seek regulatory approvals for our investigational medicines and begin to commercialize any approved mRNA medicines.

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
The following table reflects our research and development expenses, including direct program specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Program expenses by modality:
Prophylactic vaccines	$12,398	$8,901	$32,660	$14,492
Cancer vaccines	13,375	8,973	23,461	16,821
Intratumoral immuno-oncology	2,775	5,075	7,193	10,564
Localized regenerative therapeutics	8	5	16	80
Systemic secreted therapeutics	4,484	3,714	9,117	9,063
Systemic intracellular therapeutics	9,829	10,777	16,572	18,927
Total program-specific expenses by modality (1)	42,869	37,445	89,019	69,947
Other research and development expenses:
Discovery programs	15,635	6,532	28,550	15,678
Platform research	24,256	21,042	48,753	42,177
Technical development and unallocated manufacturing expenses	18,449	19,706	39,796	32,835
Shared discovery and development expenses	14,355	12,320	29,238	19,176
Stock-based compensation	12,932	7,434	23,715	14,790
Total research and development expenses	$128,496	$104,479	$259,071	$194,603

__________

(1)
Include a total of 21 development candidates for both June 30, 2019 and 2018. Program-specific expenses include external costs and allocated manufacturing costs of mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

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

General and administrative expenses, including IP-related expenses, totaled $28.5 million and $21.4 million for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses, including IP-related expenses, totaled $55.8 million and $37.7 million for the six months ended June 30, 2019 and 2018, respectively. IP-related expenses, including our internal personnel-related costs, were $4.4 million for both the three months ended June 30, 2019 and 2018. IP-related expenses, including our internal personnel-related costs, were $7.2 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively. We did not incur litigation expenses related to our IP during the three or six months ended June 30, 2019 and 2018.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other (expense) income, net

Other (expense) income, net consists of interest expense, gains (losses) from the sale of investments in marketable securities, and other income and expense unrelated to our core operations. Interest expense is primarily derived from our lease financing obligation related to our Norwood manufacturing facility.

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

Other than our adoption of ASC 606, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months and six months ended June 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following tables summarize our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	$	%
Revenue:
Collaboration revenue	$10,030	$25,831	$(15,801)	(61)%
Grant revenue	3,053	3,020	33	1%
Total revenue	13,083	28,851	(15,768)	(55)%
Operating Expenses:
Research and development	128,496	104,479	24,017	23%
General and administrative	28,523	21,387	7,136	33%
Total operating expenses	157,019	125,866	31,153	25%
Loss from operations	(143,936)	(97,015)	(46,921)	48%
Interest income	10,322	6,401	3,921	61%
Other (expense) income, net	(1,764)	171	(1,935)
Loss before income taxes	(135,378)	(90,443)	(44,935)	50%
(Benefit from) provision for income taxes	(324)	158	(482)	(305)%
Net loss	$(135,054)	$(90,601)	$(44,453)	49%

	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	$	%
Revenue:
Collaboration revenue	$24,145	$53,291	$(29,146)	(55)%
Grant revenue	4,963	4,599	364	8%
Total revenue	29,108	57,890	(28,782)	(50)%
Operating Expenses:
Research and development	259,071	194,603	64,468	33%
General and administrative	55,806	37,704	18,102	48%
Total operating expenses	314,877	232,307	82,570	36%
Loss from operations	(285,769)	(174,417)	(111,352)	64%
Interest income	21,294	11,610	9,684	83%
Other expense, net	(3,584)	(12)	(3,572)
Loss before income taxes	(268,059)	(162,819)	(105,240)	65%
(Benefit from) provision for income taxes	(348)	158	(506)	(320)%
Net loss	$(267,711)	$(162,977)	$(104,734)	64%

Revenue

Total revenue decreased by $15.8 million, or 55%, for the three months ended June 30, 2019 compared to the same period in 2018. Total revenue decreased by $28.8 million, or 50%, for the six months ended June 30, 2019 compared to the same period in 2018. The decreases were due to a decrease in collaboration revenue across all our strategic alliances, particularly AstraZeneca and Merck, largely driven by our adoption of ASC 606. See Note 2 to our condensed consolidated financial statements for further information on our adoption of ASC 606.

Operating expenses

Research and development expenses

Research and development expenses increased by $24.0 million, or 23%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in personnel related costs of $8.7 million, an increase in lab supplies and materials of $4.6 million, an increase in stock-based compensation of $4.4 million, an increase in clinical trial and manufacturing costs of $2.3 million, an increase in depreciation and amortization of $1.7 million, and an increase in information technology and facility related costs of $1.6 million. Research and development expenses increased by $64.5 million, or 33%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in personnel related costs of $20.8 million, an increase in clinical trial and manufacturing costs of $13.0 million, an increase in lab supplies and materials of $11.3 million, an increase in stock-based compensation of $7.9 million, an increase in consulting and outside services of $6.1 million, and an increase in depreciation and amortization of $3.7 million. For both the three and six months ended June 30, 2019, the increases in personnel related costs and stock-based compensation were largely driven by an increase in the number of employees supporting our research and development programs.

General and administrative expenses

General and administrative expenses increased by $7.1 million, or 33%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was mainly due to an increase in stock-based compensation of $2.7 million, an increase in personnel related costs of $2.6 million, and an increase in consulting and outside services of $1.0 million. General and administrative expenses increased by $18.1 million, or 48%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was mainly due to an increase in stock-based compensation of $5.9 million, an increase in personnel related costs of $4.5 million, an increase in consulting and outside services of $3.4 million, and an increase in legal and insurance related costs of $3.3 million. These increases for the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily driven by an increase in the number of employees and increased costs related to operating as a publicly traded company.

Interest income

Interest income increased by $3.9 million, or 61%, for the three months ended June 30, 2019 compared to the same period in 2018. Interest income increased by $9.7 million, or 83%, for the six months ended June 30, 2019 compared to the same period in 2018. The increases in interest income from our investments in marketable securities for both the three month and six month periods were mainly driven by a higher weighted average balance of cash and investments and market performance in 2019.

Other (expense) income, net

The following table summarizes other (expense) income, net for each period presented (in thousands):

	Three Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	$	%
Gain on investment	17	533	(516)	(97)%
Interest expense	(1,541)	(25)	(1,516)	6,064%
Other expense, net	(240)	(337)	97	(29)%
Total other (expense) income, net	$(1,764)	$171	$(1,935)

	Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018	$	%
Gain on investment	14	591	(577)	(98)%
Interest expense	(3,074)	(52)	(3,022)	5,812%
Other expense, net	(524)	(551)	27	(5)%
Total other expense, net	$(3,584)	$(12)	$(3,572)

Other expense, net increased by $1.9 million and $3.6 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily related to interest expense on our Norwood lease financing obligation of $1.5 million and $3.0 million for the three and six months ended June 30, 2019, respectively. We began recording interest expense upon the completion of our Norwood manufacturing facility in July 2018.

Liquidity and capital resources

We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. As of June 30, 2019, we had cash, cash equivalents and investments of $1.44 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of June 30, 2019, we had current and non-current investments of approximately $918.7 million and $365.0 million, respectively.

We began construction of our Norwood manufacturing facility, or Norwood, in the second half of 2016. Our capital expenditures related to Norwood were $3.7 million and $68.4 million for the six months ended June 30, 2019 and 2018, respectively. Cash disbursements related to Norwood were $10.9 million and $60.8 million for the six months ended June 30, 2019 and 2018.

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

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(256,147)	$(159,634)
Investing activities	(258,660)	(495,349)
Financing activities	7,764	660,357
Net (decrease) increase in cash, cash equivalents and restricted cash	$(507,043)	$5,374

Operating activities

We derive cash flows from operations primarily from cash collected from certain strategic alliances. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced and will continue to expect negative cash flows from operating activities due to our investments in mRNA technologies, digital infrastructure, manufacturing technology, and infrastructure.

Net cash used in operating activities for the six months ended June 30, 2019 was $256.1 million and consisted of net loss of $267.7 million less non-cash adjustments of $52.5 million, plus a net change in assets and liabilities of $40.9 million. Non-cash items primarily included stock-based compensation of $40.0 million, depreciation and amortization of $14.8 million, and amortization of investment premium and discount of $2.4 million. The net change in assets and liabilities was primarily due to a decrease in accrued liabilities of $27.8 million, a decrease in deferred revenue of $23.1 million, and a decrease in accounts payable of $1.5 million, partially offset by a decrease in accounts receivable of $8.1 million, a decrease in prepaid expenses and other assets of $2.3 million, and an increase in deferred lease obligations of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2018 was $159.6 million and consisted of net loss of $163.0 million less non-cash adjustments of $36.7 million, plus a net change in assets and liabilities of $33.4 million. Non-cash items primarily included stock-based compensation of $26.2 million and depreciation and amortization of $11.0 million. The net change in assets and liabilities was primarily due to a decrease in accrued liabilities of $25.0 million, an increase in prepaid expense and other assets of $8.9 million, a decrease in deferred revenue of $2.3 million, and a decrease in accounts payable of $1.3 million, partially offset by an increase in deferred lease obligations of $2.0 million, a decrease in accounts receivable of $1.3 million and an increase in other liabilities of $0.8 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the six months ended June 30, 2019 was $258.7 million, which included purchases of marketable securities of $843.3 million and capital expenditures of $18.2 million, partially offset by proceeds from maturities of marketable securities of $563.6 million and proceeds from sales of marketable securities of $39.2 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $495.3 million, which included purchases of marketable securities of $838.0 million, and capital expenditures of $66.0 million, partially offset by proceeds from maturities of marketable securities of $298.4 million and proceeds from sales of marketable securities of $110.2 million.

Financing activities

We generated cash from financing activities of $7.8 million for the six months ended June 30, 2019, primarily from $4.0 million in net proceeds from the issuance of common stock through our equity plans and $3.7 million in reimbursement of assets under our Norwood lease financing obligation.

We generated cash from financing activities of $660.4 million for the six months ended June 30, 2018, primarily from net proceeds from the issuance of redeemable convertible preferred stock of $661.1 million.

Operation and funding requirements

Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $1.25 billion as of June 30, 2019. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. In addition, we expect to incur additional costs associated with operating as a public company.
We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe that our cash, cash equivalents, and investments as of June 30, 2019, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of these financial statements.

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

Contractual Obligations

As of June 30, 2019, other than disclosed at Note 7 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off balance sheet arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act and emerging growth company status

In April 2012, the JOBS Act was enacted. As an "emerging growth company," or EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an EGC we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs. As of June 30, 2019, we determined that we will become a large accelerated filer under the rules of the SEC and we will no longer be classified as an EGC as of December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk relates to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents, and investments in marketable securities of $1.44 billion and $1.69 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper). Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.
We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2019, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operations and revenue generating activities are denominated in U.S. dollars. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2019 and 2018.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of the end of the period covered by this Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 606 on January 1, 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1†	Fifth Amendment to Collaboration and License Agreement by and between ModernaTX, Inc. and Merck Sharp & Dohme Corp., dated as of May 3, 2019.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

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

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
August 8, 2019
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ Lorence Kim, M.D.
August 8, 2019
Lorence Kim, M.D.
Chief Financial Officer
(Principal Financial Officer)