Form 10-Q
period 2019-09-30
Moderna, Inc.
filed 2019-11-06
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of October 31, 2019, there were 333,250,115 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•	our anticipated next steps for our development candidates and investigational medicines;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$173,711	$658,364
Investments	884,829	863,063
Accounts receivable	2,800	11,686
Accounts receivable from related party	5,416	899
Prepaid expenses and other current assets	26,678	28,399
Restricted cash	1,032	595
Total current assets	1,094,466	1,563,006
Investments, non-current	279,860	172,990
Property and equipment, net	203,688	211,977
Restricted cash, non-current	10,791	11,532
Other non-current assets	2,094	2,644
Total assets	$1,590,899	$1,962,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,737	$31,210
Accrued liabilities	60,079	79,073
Deferred revenue	70,191	109,056
Other current liabilities	5,835	3,464
Total current liabilities	147,842	222,803
Deferred revenue, non-current	143,438	165,352
Deferred lease obligation, non-current	13,850	10,006
Lease financing obligation	33,801	33,489
Other non-current liabilities	161	258
Total liabilities	339,092	431,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 332,494,777 and 328,798,904 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	33	33
Additional paid-in capital	2,618,492	2,538,155
Accumulated other comprehensive income (loss)	2,830	(1,320)
Accumulated deficit	(1,369,548)	(1,006,627)
Total stockholders’ equity	1,251,807	1,530,241
Total liabilities and stockholders’ equity	$1,590,899	$1,962,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$9,614	$16,935	$32,757	$56,530
Collaboration revenue from related party	3,724	19,727	4,726	33,166
Grant revenue	3,708	5,095	8,671	9,951
Total revenue	17,046	41,757	46,154	99,647
Operating expenses:
Research and development	119,715	109,050	378,786	303,653
General and administrative	28,188	18,525	83,994	56,229
Total operating expenses	147,903	127,575	462,780	359,882
Loss from operations	(130,857)	(85,818)	(416,626)	(260,235)
Interest income	9,252	6,519	30,546	18,129
Other expense, net	(1,767)	(1,032)	(5,351)	(1,044)
Loss before income taxes	(123,372)	(80,331)	(391,431)	(243,150)
(Benefit from) provision for income taxes	(178)	—	(526)	158
Net loss	$(123,194)	$(80,331)	$(390,905)	$(243,308)
Net loss attributable to common stockholders (Note 11)	$(123,194)	$(87,819)	$(390,905)	$(257,758)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(1.32)	$(1.19)	$(3.91)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	330,769,341	66,283,040	329,592,322	65,887,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(123,194)	$(80,331)	$(390,905)	$(243,308)
Other comprehensive income (loss):
Unrealized gain on available-for-sale debt securities, net of tax, $25 and $0, for three months ended September 30, 2019 and 2018, respectively, and net of tax, $1,173 and $0, for nine months ended September 30, 2019 and 2018, respectively	168	458	4,243	197
Less: amounts recognized for net realized (gain)/loss included in net loss	(79)	629	(93)	38
Total other comprehensive income	89	1,087	4,150	235
Comprehensive loss	$(123,105)	$(79,244)	$(386,755)	$(243,073)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019
(Unaudited, in thousands except share data)

	Three Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2019	—	$—	329,958,172	$33	$2,582,134	$2,741	$(1,246,354)	$1,338,554
Vesting of restricted common stock	—	—	33,678	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	2,502,927	—	15,554	—	—	15,554
Stock-based compensation	—	—	—	—	20,804	—	—	20,804
Unrealized gain on marketable securities	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	(123,194)	(123,194)
Balance at September 30, 2019	—	$—	332,494,777	$33	$2,618,492	$2,830	$(1,369,548)	$1,251,807

	Three Months Ended September 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at June 30, 2018	509,352,795	$1,837,620	66,204,796	$6	$98,105	$(2,009)	$(784,870)	$(688,768)
Vesting of restricted common stock	—	—	103,798	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	44,307	—	290	—	—	290
Repurchase of Series D redeemable convertible preferred stock	(269,180)	(704)	—	—	(2,009)	—	—	(2,009)
Repurchase of Series E redeemable convertible preferred stock	(544,100)	(3,355)	—	—	(2,118)	—	—	(2,118)
Stock-based compensation	—	—	—	—	14,720	—	—	14,720
Unrealized gain on marketable securities	—	—	—	—	—	1,087	—	1,087
Net loss	—	—	—	—	—	—	(80,331)	(80,331)
Balance at September 30, 2018	508,539,515	$1,833,561	66,352,901	$6	$108,988	$(922)	$(865,201)	$(757,129)

	Nine Months Ended September 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Transition adjustment from adoption of ASU Topic 606 (Note 2)			—	—	—	—	27,984	27,984
Vesting of restricted common stock	—	—	141,153	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	3,554,720	—	19,541	—	—	19,541
Stock-based compensation	—	—	—	—	60,796	—	—	60,796
Unrealized gain on marketable securities	—	—	—	—	—	4,150	—	4,150
Net loss	—	—	—	—	—	—	(390,905)	(390,905)
Balance at September 30, 2019	—	$—	332,494,777	$33	$2,618,492	$2,830	$(1,369,548)	$1,251,807

	Nine Months Ended September 30, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2017	448,686,791	$1,176,661	65,206,999	$6	$71,679	$(1,157)	$(621,893)	$(551,365)
Vesting of restricted common stock	—	—	754,127	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $10,517	55,666,004	549,413	—	—	152	—	—	152
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $474	5,000,000	111,546	—	—	—	—	—	—
Repurchase of Series D redeemable convertible preferred stock	(269,180)	(704)	—	—	(2,009)	—	—	(2,009)
Repurchase of Series E redeemable convertible preferred stock	(544,100)	(3,355)	—	—	(2,118)	—	—	(2,118)
Exercise of options to purchase common stock, net	—	—	391,775	—	360	—	—	360
Stock-based compensation	—	—	—	—	40,924	—	—	40,924
Unrealized loss on marketable securities	—	—	—	—	—	235	—	235
Net loss	—	—	—	—	—	—	(243,308)	(243,308)
Balance at September 30, 2018	508,539,515	$1,833,561	66,352,901	$6	$108,988	$(922)	$(865,201)	$(757,129)

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(390,905)	$(243,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	60,796	40,924
Depreciation and amortization	22,082	17,512
Amortization/accretion of investments	(3,428)	(1,103)
Loss on disposal of property and equipment	70	—
Changes in assets and liabilities:
Accounts receivable	8,886	2,036
Accounts receivable from related party	(4,517)	(176)
Prepaid expenses and other assets	(1,407)	(5,246)
Accounts payable	(19,185)	718
Accrued liabilities	(8,253)	(17,190)
Deferred revenue	(32,795)	(37,103)
Deferred lease obligation	3,844	2,237
Other liabilities	1,617	854
Net cash used in operating activities	(363,195)	(239,845)
Investing activities
Purchases of marketable securities	(949,277)	(951,194)
Proceeds from maturities of marketable securities	747,846	493,525
Proceeds from sales of marketable securities	81,030	170,531
Purchases of property and equipment	(24,892)	(92,129)
Net cash used in investing activities	(145,293)	(379,267)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	661,111
Repurchases of redeemable convertible preferred stock	—	(8,182)
Proceeds from issuance of common stock through equity plans, net	19,541	360
Reimbursement of assets under lease financing obligation	3,678	1,747
Payments on financing lease obligation	312	(4,109)
Net cash provided by financing activities	23,531	650,927
Net (decrease) increase in cash, cash equivalents and restricted cash	(484,957)	31,815
Cash, cash equivalents and restricted cash, beginning of year	670,491	147,608
Cash, cash equivalents and restricted cash, end of period	$185,534	$179,423
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,863	$12,768
Leasehold improvements included in prepaid and other current assets	$6,310	$13,567
Lease financing obligation	$—	$13,567
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

As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from potential mRNA medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, government funding arrangements, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs. We believe that our cash, cash equivalents, and investments as of September 30, 2019 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

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

We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period when we perform our obligations under the arrangement. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities on our condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current liabilities on our condensed consolidated balance sheets. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of September 30, 2019, we had not capitalized any costs to obtain any of our contracts.

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

The components of accumulated other comprehensive income for the three and nine months ended September 30, 2019 are as follows (in thousands):

Unrealized Gain on Available-for-Sale Debt Securities
September 30, 2019
Accumulated other comprehensive loss, balance at December 31, 2018	$(1,320)
Other comprehensive income	1,911
Accumulated other comprehensive income, balance at March 31, 2019	591
Other comprehensive income	2,150
Accumulated other comprehensive income, balance at June 30, 2019	2,741
Other comprehensive income	89
Accumulated other comprehensive income, balance at September 30, 2019	$2,830

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

The following tables summarize the effects of adopting ASC 606 on our condensed consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 (in thousands, except per share data):

	September 30, 2019
Condensed Consolidated Balance Sheet	As reported under ASC 606	Adjustments	Balance without adoption of ASC 606
Deferred revenue, current	$70,191	$(16,549)	$53,642
Deferred revenue, non-current	143,438	11,259	154,697
Accumulated deficit	(1,369,548)	6,081	(1,363,467)

	Three Months Ended September 30, 2019
Condensed Consolidated Statement of Operations	As reported under ASC 606	Adjustments	Amount without adoption of ASC 606
Revenue:
Collaboration revenue	$9,614	$676	$10,290
Collaboration revenue from related party	3,724	7,000	10,724
Total revenue	17,046	7,676	24,722
Loss from operations	(130,857)	7,676	(123,181)
Loss before income taxes	(123,372)	7,676	(115,696)
Net loss	(123,194)	7,676	(115,518)
Net loss per share - basic and diluted	(0.37)	0.02	(0.35)

	Nine Months Ended September 30, 2019
Condensed Consolidated Statement of Operations	As reported under ASC 606	Adjustments	Amount without adoption of ASC 606
Revenue:
Collaboration revenue	$32,757	$2,045	$34,802
Collaboration revenue from related party	4,726	32,019	36,745
Total revenue	46,154	34,064	80,218
Loss from operations	(416,626)	34,064	(382,562)
Loss before income taxes	(391,431)	34,064	(357,367)
Net loss	(390,905)	34,064	(356,841)
Net loss per share - basic and diluted	(1.19)	0.11	(1.08)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2019	2018
Cash and cash equivalents	$173,711	$167,060
Restricted cash	1,032	831
Restricted cash, non-current	10,791	11,532
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$185,534	$179,423

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing lease guidance. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. The new standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 provides accounting guidance for transactions that meet specific criteria for a leaseback transaction. If the criteria are not met, the transaction is considered a “failed sale” and the transaction must be accounted for as a financing arrangement. The new standard will be effective for us on December 31, 2019. Upon adoption, the new standard, as amended, allows lessees to apply the transition requirements either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of applying the new rules recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. We plan to apply the second adoption methodology and are currently evaluating the impact of this new standard on our consolidated financial statements and disclosures. Our assessment includes, but is not limited to, evaluating the impact this standard has on the lease of our corporate headquarters at 200 Technology Square in Cambridge, MA, the lease of our office and laboratory space at 500 Technology Square, Cambridge, MA and our manufacturing and additional facilities in Norwood, MA, (see Note 7), and the identification of any embedded leases. We expect that most of our lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase our total assets and total liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 will be effective for us on January 1, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact this standard may have on our condensed consolidated financial statements and results of operations.

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

3. Collaboration Agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Three Months Ended
Collaboration Revenue by Strategic Collaborator:	September 30, 2019 as reported (under ASU 606)	September 30, 2019 without adoption of 606 (under ASC 605)	September 30, 2018 as reported (under ASC 605)
Merck	$9,110	$9,786	$14,475
AstraZeneca	3,724	10,724	19,727
Vertex	504	504	2,460
Total collaboration revenue	$13,338	$21,014	$36,662

	Nine Months Ended
Collaboration Revenue by Strategic Collaborator:	September 30, 2019 as reported (under ASU 606)	September 30, 2019 without adoption of 606 (under ASC 605)	September 30, 2018 as reported (under ASC 605)
Merck	$28,456	$30,103	$47,537
AstraZeneca	4,726	36,745	33,166
Vertex	4,301	4,699	8,993
Total collaboration revenue	$37,483	$71,547	$89,696

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the nine months ended September 30, 2019 (in thousands):

	January 1, 2019	Additions	Deductions	September 30, 2019
Contract Assets:
Accounts receivable	$4,612	$12,118	$(8,514)	$8,216
Contract Liabilities:
Deferred revenue	$240,924	$9,774	$(40,245)	$210,453

During the three and nine months ended September 30, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amounts included in contract liabilities at the beginning of the period (1)	$15,080	$40,245
(1) We first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability.

As of September 30, 2019, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $261.0 million.

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

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $400.0 million comprised of the $240.0 million in upfront payments pertaining to the 2013 AZ Agreements and $160.0 million of variable consideration comprised of $40.0 million of estimated reimbursement for IL12 manufacturing obligations and $120.0 million of milestone payments ($60.0 million toxicity milestone and $60.0 million competition milestone), received prior to the adoption date of ASC 606. We utilize the most likely amount method to determine the amount of reimbursement for IL12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We will re-evaluate the transaction price at the end of each reporting period. There was a $1.8 million increase to the transaction price resulting from a $1.0 million sublicense reimbursement received in the third quarter of 2019 and a change in estimate of variable consideration of $0.8 million during the nine months ended September 30, 2019.

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

As of September 30, 2019, the transaction price allocated to each performance obligation is as follows: (i) $293.2 million to the Combined 2018 AZ Agreement Performance Obligation, (ii) $8.1 million to the preclinical development services for IL12 performance obligation, (iii) $8.1 million to the preclinical development services for an oncology development target performance obligation, (iv) $90.7 million to the combined performance obligation for a development and commercialization license and manufacturing obligations for IL12, and (v) $1.6 million to the material right to receive development and commercialization rights and manufacturing services for an oncology development target. As part of the allocation of the transaction price to each of the performance obligations, we concluded that the $60.0 million toxicity milestone and the estimated reimbursement for IL12 manufacturing costs can be allocated entirely to specific performance obligations because the variable payment relates specifically to our effort to satisfy the performance obligation and such allocation is consistent with the allocation objectives of ASC 606.

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

For the three months ended September 30, 2019 and 2018, we recognized collaboration revenue of $3.5 million and $19.8 million, respectively, from the Combined 2018 AZ Agreements. For the nine months ended September 30, 2019 and 2018, we recognized collaboration revenue of $4.3 million and $33.2 million, respectively, from the Combined 2018 AZ Agreements. The revenue recognized for the three and nine months ended September 30, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the periods. As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $110.4 million. $100.7 million is expected to be recognized as revenue through December 31, 2027 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement. We had deferred revenue of $73.7 million and $115.6 million as of September 30, 2019 and December 31, 2018, respectively, from the Combined 2018 AZ Agreements, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $55.1 million comprised of the $40.0 million in fixed payments pertaining to a $10.0 million option exercise fee and a $30.0 million milestone achieved prior to the adoption of ASC 606 and $15.1 million of variable consideration related to the estimated reimbursement for clinical supply. We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. There was a $2.5 million increase to the transaction price resulting from a $2.0 million sublicense reimbursement received in the third quarter of 2019, and a change in estimate of variable consideration of $0.5 million during the nine months ended September 30, 2019.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

Our collaboration revenue from the 2016 VEGF Exercise for both the three and nine months ended September 30, 2019 was immaterial. We did not recognize any collaboration revenue from the 2016 VEGF Exercise for the three or nine months ended September 30, 2018. As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation that is unsatisfied is $53.4 million, which is expected to be recognized as revenue through December 31, 2023. We had deferred revenue of $41.2 million as of September 30, 2019 and December 31, 2018, from the 2016 VEGF Exercise, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the control of the supply is expected to be transferred.

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

We did not recognize any revenue from the 2017 AZ Agreement for the three or nine months ended September 30, 2019 and 2018, respectively.

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price of $65.0 million comprised the $60.0 million in aggregate upfront payments, including $50.0 million related to research and development funding plus a $10.0 million funding from the 2016 amendment of the 2015 Merck Agreement, and a $5.0 million payment pertaining to achievement of a development milestone during the year ended December 31, 2017, which had been allocated entirely to the satisfied performance obligation and recognized in full. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. We determined that our obligation under the May 2019 amendment to reimburse Merck for certain costs associated with the RSV vaccine Phase 1 clinical trial represents consideration payable to a customer and is accounted for as a reduction of the transaction price. The consideration amount is determined based on the most likely method and recorded as contra-revenue as costs are incurred. The one-time payment upon election by Merck to continue developing RSV is fully constrained as it is contingent upon completion of the RSV Phase 1 clinical trial and upon decisions to be made by Merck to continue development thereafter. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. For the nine months ended September 30, 2019, there was a $3.8 million decrease to the transaction price related to reimbursements paid to Merck for RSV vaccine Phase I clinical trial costs.

We had no deferred revenue as of September 30, 2019 or December 31, 2018 from the amended Merck 2015 Agreement as all performance obligations under the amended 2015 Merck Agreement were completed. For the three and nine months ended September 30, 2018, we recognized collaboration revenue of $3.9 million and $16.6 million, respectively, from the amended 2015 Merck Agreement.

Additionally, we recognized contra-revenue of $1.8 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, related to consideration payable to Merck under the May 2019 Amendment and collaboration revenue earned pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply is recognized as collaboration revenue at a point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price was determined to be $213.0 million comprised of the $200.0 million upfront payment pertaining to the PCV Agreement and the premium associated with the contemporaneous sale of Series H redeemable convertible preferred stock of $13.0 million. We determined there are no components of variable consideration that should be included in the transaction price as of the date of initial application, as additional consideration to which we could be entitled is subject to Merck’s election to exercise a customer option that was deemed to be a marketing offer. We will re-evaluate the transaction price at the end of each reporting period. There were no changes to the transaction price during the nine months ended September 30, 2019.

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

As of September 30, 2019, the transaction price allocated to each performance obligation is as follows: (i) $206.3 million to the PCV Performance Obligation and (ii) $6.7 million allocated to the KRAS Performance Obligation. We will recognize revenue related to amounts allocated to the PCV Performance Obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of research and development efforts. We recognize revenue related to the amounts allocated to the KRAS Performance Obligation based on the point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

For the three months ended September 30, 2019 and 2018, we recognized collaboration revenue of $10.9 million and $10.6 million, respectively, in the condensed consolidated statements of operations, from the Merck PCV/SAV Agreement. For the nine months ended September 30, 2019 and 2018, we recognized collaboration revenue of $31.6 million and $30.9 million, respectively, in the condensed consolidated statements of operations, from the Merck PCV/SAV Agreement. The revenue recognized during the three and nine months ended September 30, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance during the periods. As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $93.6 million, which is expected to be recognized as revenue through December 31, 2021. We had deferred revenue of $93.6 million and $111.3 million, as of September 30, 2019 and December 31, 2018, respectively, from the Merck PCV/SAV Agreement, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

Vertex – 2016 Strategic Alliance in Cystic Fibrosis

In July 2016, we entered into a Strategic Collaboration and License Agreement, with Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals (Europe) Limited, together, Vertex, which we refer to as the Vertex Agreement. The Vertex Agreement, which was amended in July 2019, which we refer to as the 2019 Vertex Amendment, is aimed at the discovery and development of potential mRNA medicines for the treatment of cystic fibrosis (CF) by enabling cells in the lungs of people with CF to produce functional CFTR proteins.

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

Under the terms of the Vertex Agreement, we received a $20.0 million upfront payment from Vertex. In July 2019, Vertex elected to extend the initial three-year research period by six months by making a $2.0 million payment to us pursuant to the 2019 Vertex Amendment. Vertex has the right to extend the initial research period for an additional 18-month period by making an additional payment to us. Vertex has rights to further extend the research period for two additional one-year periods by making an additional payment to us for each one-year extension. We are eligible to receive up to $55.0 million in payments for achievement of development milestones, up to $220.0 million in payments for achievement of regulatory milestones and potentially could receive an additional $3.0 million milestone payment for achievement of a regulatory milestone for second and each subsequent product under the Vertex Agreement. Vertex will also pay us tiered royalties at rates ranging from the low- to high-teens on worldwide net sales of products arising from the strategic alliance, subject to certain reductions, with an aggregate minimum floor. In connection with the strategic alliance, Vertex also made a $20.0 million equity investment in our Series F redeemable convertible preferred stock. During the term of the Vertex Agreement, we and Vertex have agreed to certain defined exclusivity obligations under the Vertex Agreement with respect to the development and commercialization of certain mRNA medicines.

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

As of June 30, 2019, all performance obligations under the Vertex Agreement were completed. The 2019 Vertex Amendment represents a contract modification and is accounted for as a separate contract. Pursuant to the 2019 Vertex Amendment, we identified one performance obligation comprised of: (i) a research, development and commercialization license and (ii) research and development services, including manufacturing and supply of non-cGMP mRNA, during the extended six-month initial research period. We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) Vertex’s rights to extend the extended initial research period and (ii) clinical mRNA supply and/or non-cGMP mRNA supply beyond the extended initial research period. Therefore, such options will be accounted for as a separate contract upon the customer’s election. The total transaction price was determined to be $4.1 million, comprised of the $2.0 million upfront payment and $2.1 million in research and development funding related to the research and development services and supply of non-cGMP mRNA. We utilize the most likely amount method to determine the amount of research and development funding to be received. As of September 30, 2019, there were no milestones included in the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For each of the Vertex Agreement and the 2019 Vertex Amendment, the total transaction price was allocated entirely to a single performance obligation. We recognize revenue related to amounts allocated to the single performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts.

For the three months ended September 30, 2019 and 2018, we recognized collaboration revenue of $0.5 million and $2.5 million, respectively, in the condensed consolidated statements of operations, from Vertex. For the nine months ended September 30, 2019 and 2018, we recognized collaboration revenue of $4.3 million and $9.0 million, respectively, in the condensed consolidated statements of operations, from Vertex. The revenue recognized during the three and nine months ended September 30, 2019 includes the amortization of the deferred revenue due to the satisfaction of our performance during the periods. As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $3.6 million, which is expected to be recognized as revenue through the first quarter of 2020. We had deferred revenue of $1.7 million and $3.3 million as of September 30, 2019 and December 31, 2018, respectively, from the 2019 Vertex Amendment and the Vertex Agreement, classified as current in the condensed consolidated balance sheets based on the term of the research period.

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

As of September 30, 2019, three of the four contract options had been exercised resulting in $117.3 million of available funding with an additional $8.4 million available if the final contract option is exercised. For the three and nine months ended September 30, 2019, we recognized revenue of $1.1 million and $4.5 million, respectively, relating to the BARDA agreement. For the three and nine months ended September 30, 2018, we recognized revenue of $2.0 million and $4.6 million, respectively, relating to the BARDA agreement.

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
As of September 30, 2019, up to $21.1 million has been committed for funding with up to an additional $80.0 million available, if additional follow-on projects are approved. For the three and nine months ended September 30, 2019, we recognized $1.9 million and $3.2 million, respectively, relating to the Gates Foundation agreement. For the three and nine months ended September 30, 2018, we recognized revenue of $0.5 million and $1.0 million, respectively, relating to the Gates Foundation agreement. We had deferred revenue of $1.7 million and $0.8 million as of September 30, 2019 and December 31, 2018, respectively, related to the Gates Foundation agreement.

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
As of September 30, 2019 and December 31, 2018, $19.7 million has been committed by DARPA. For each of the three and nine months ended September 30, 2019, we recognized revenue of $0.5 million related to the DARPA agreement. We recognized revenue of $2.5 million and $4.0 million for the three and nine months ended September 30, 2018, respectively, related to the DARPA agreement.

5. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$173,711	$—	$—	$173,711	$173,711	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	81,350	147	—	81,497	—	81,497	—
U.S. treasury securities	146,825	421	—	147,246	—	124,355	22,891
Debt securities of U.S. government agencies and corporate entities	932,510	3,457	(21)	935,946	—	678,977	256,969
	$1,334,396	$4,025	$(21)	$1,338,400	$173,711	$884,829	$279,860
	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$658,365	$20	$(21)	$658,364	$658,364	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	173,102	42	(36)	173,108	—	157,920	15,188
U.S. treasury securities	152,205	18	(48)	152,175	—	152,175	—
Debt securities of U.S. government agencies and corporate entities	712,065	40	(1,335)	710,770	—	552,968	157,802
	$1,695,737	$120	$(1,440)	$1,694,417	$658,364	$863,063	$172,990

The amortized cost and estimated fair value of marketable securities by contractual maturity at September 30, 2019 are as follows (in thousands):

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$882,514	$884,829
Due after one year through five years	278,171	279,860
Total	$1,160,685	$1,164,689

At September 30, 2019, we held 2 available-for-sale securities, or an estimated fair value of $9.0 million, out of our total investment portfolio that were in a continuous unrealized loss position for more than 12 months with a gross unrealized loss less than $0.1 million. At December 31, 2018, we held 25 available-for-sale securities, or an estimated fair value of $82.8 million, out of our total investment portfolio that were in a continuous unrealized loss position for more than 12 months with a gross unrealized loss of $0.4 million. We concluded that the net declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of September 30, 2019 and December 31, 2018. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid expenses	$9,730	$10,401
Tenant incentives receivables	9,904	10,089
Interest receivable on marketable securities	7,044	7,909
Prepaid expenses and other current assets	$26,678	$28,399

Property and Equipment, Net

Property and equipment, net, as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Building	$144,039	$140,442
Laboratory equipment	103,854	96,907
Leasehold improvements	15,124	13,741
Furniture, fixtures and other	2,142	2,122
Computer equipment and software	11,918	11,513
Internally developed software	7,020	7,020
Construction in progress	5,992	4,688
	290,089	276,433
Less: Accumulated depreciation	(86,401)	(64,456)
Property and equipment, net	$203,688	$211,977

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $7.3 million and $6.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $22.1 million and $17.5 million, respectively.

Accrued Liabilities

Accrued liabilities, as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
In-licenses	$—	$22,000
Property and equipment	2,275	12,089
Compensation-related	23,963	23,406
External goods and services	33,841	21,578
Accrued liabilities	$60,079	$79,073

7. Commitments and Contingencies

Lease Obligations

We have entered into various long-term non-cancelable operating lease arrangements for our facilities and equipment expiring at various times through 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, which we recognize rent expense under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts. We occupy a multi-building campus in Technology Square in Cambridge, MA with a mix of offices and research laboratory space totaling approximately 200,000 square feet. Our Cambridge facility leases have expiry ranges from 2020 to 2029.

In August 2019, we entered into an amendment to our lease agreements to consolidate our Technology Square space in Cambridge, MA. We will acquire approximately 50,000 square feet of additional space at 200 Technology Square in January 2020, and will exit our current leased space of approximately 60,000 square feet at 500 Technology Square by May 2020 in two phases. In addition, our current 200 Technology Square lease has been extended for two years to 2029. The amendment provides an additional aggregated tenant improvement allowance of $3.5 million for the design and construction of improvements at 200 Technology Square.

We have an approximately 200,000 square foot manufacturing facility in Norwood, MA. This facility is leased through 2032 with options for two extension periods of ten years.

In addition, in February 2019, we entered into a new lease agreement for office and laboratory space of an additional approximately 200,000 square feet, located in Norwood, MA. The lease commenced in the second quarter of 2019 and expires in early 2031. We have the option to extend the lease for up to four additional five-year terms. Contemporaneously, we entered into an agreement to sublease approximately 64 percent of the leased space to a third party. We have no rent obligations to the landlord for the space occupied by the third party. All sublease payments from the third party are paid directly to the landlord. The sublease can expire between May 2020 and February 2021 at the third party's option.

Total rent expense for the three months ended September 30, 2019 and 2018 was $5.7 million and $4.7 million, respectively. Total rent expense for the nine months ended September 30, 2019 and 2018 was $15.9 million and $14.7 million, respectively. Future minimum lease payments under non-cancelable operating lease agreements at September 30, 2019, are as follows (in thousands):

Fiscal Year		Minimum Lease Payments
2019	(remainder of the year)	$5,440
2020		19,972
2021		19,886
2022		20,347
2023		20,583
Thereafter		161,218
Total		$247,446

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million for both periods as of September 30, 2019 and December 31, 2018 (see Note 3).

Purchase Commitments and Purchase Orders

We have agreements with third parties for various services, including manufacturing and services related clinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At September 30, 2019 and December 31, 2018, we had cancelable open purchase orders of $95.4 million and $64.2 million, respectively, in total under such agreements for our significant clinical operations and support. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at September 30, 2019 and December 31, 2018, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

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

9. Stock-Based Compensation

Equity Plans

In connection with the IPO, we adopted our 2018 Stock Option and Incentive Plan (the 2018 Equity Plan) in November 2018. The 2018 Equity Plan became effective on the date immediately prior to the effective date of the IPO and replaced our 2016 Stock Option and Grant Plan (the 2016 Equity Plan). On January 1, 2019, the number of shares of common stock available for issuance under the 2018 Equity Plan increased by 13.2 million shares as a result of the automatic increase provision of the 2018 Equity Plan. As of September 30, 2019, we had a total of 68.7 million shares reserved for future issuance under our Equity Plans, of which 18.1 million shares were available for future grants.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity as of September 30, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2018	50,821,132	$12.16	$6.59	7.1 years	$220,434
Granted	6,543,166	20.01	11.71
Exercised	(3,554,720)	5.61	3.89
Canceled/forfeited	(4,846,923)	14.94	8.65
Outstanding at September 30, 2019	48,962,655	13.43	7.18	7.2 years	201,014
Exercisable at September 30, 2019	24,449,929	9.64	4.58	5.6 years	167,915
Expected to vest at September 30, 2019	24,512,726	17.22	9.78	8.7 years	33,099
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of September 30, 2019.

For the nine months ended September 30, 2019, 3.6 million stock options were exercised. The total intrinsic value of options exercised was $39.1 million for the nine months ended September 30, 2019. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $19.9 million for the nine months ended September 30, 2019.

Restricted Common Stock

We have granted restricted stock awards generally through the 2016 Equity Plan. The following table summarizes our restricted stock activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Fair Value per Share
Outstanding, non-vested at December 31, 2018	198,597	$12.15
Issued	—	—
Vested	(141,153)	12.15
Canceled, forfeited and adjustments, net	(35,880)	12.15
Outstanding, non-vested at September 30, 2019	21,564	12.15

Restricted Common Stock Units

We have granted restricted stock unit awards generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2019:

	Units	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2018	458,715	$11.93
Issued	1,247,620	19.19
Vested (1)	43,002	11.93
Canceled/forfeited	(47,148)	21.01
Pending settlement (1)	(43,002)	11.93
Outstanding, non-vested at September 30, 2019	1,659,187	17.13
_________
(1) The vested restricted stock units will be settled for common stock on the date which is 360 days after the consummation of the IPO.

2018 Employee Stock Purchase Plan

In November 2018, we adopted our 2018 Employee Stock Purchase Plan (ESPP), which became effective on December 5, 2018. The ESPP initially reserves and authorizes the issuance of up to a total of 810,000 shares of common stock to participating employees. Our ESPP has a six-month offering period, with a new period commencing on the first business day on or after June 1 and December 1 of each year. The purchase price at which shares are sold under the ESPP will be equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were no shares sold under the ESPP during the nine months ended September 30, 2019.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans and share purchases under our ESPP is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted and ESPP for the nine months ended September 30, 2019 and 2018 are as follows:

	Weighted Average
	Nine Months Ended September 30,
	2019	2018
Options:
Risk-free interest rate	2.39%	2.71%
Expected term	6.07 years	6.06 years
Expected volatility	62%	64%
Expected dividends	—%	—%
Weighted average fair value per share	$11.71	$8.68

ESPP:
Risk-free interest rate	2.31%
Expected term	0.50 years
Expected volatility	50%
Expected dividends	—%
Weighted average fair value per share	19.85

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Options	$18,994	$13,917	$56,475	$37,228
Restricted common stock and units	1,291	803	3,628	3,696
ESPP	519	—	693	—
Total	$20,804	$14,720	$60,796	$40,924
Research and development	$12,616	$8,714	$36,268	$24,498
General and administrative	8,188	6,006	24,528	16,426
Total	$20,804	$14,720	$60,796	$40,924

As of September 30, 2019, there was $217.1 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 3.21 years at September 30, 2019.

10. Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. Valuation allowances are provided when the expected realization of deferred tax assets does not meet a “more likely than not” criterion. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. We continued to maintain a full valuation allowance against all our deferred tax assets based on management’s evaluation of all available evidence.

There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2019 and 2018.

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

11. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(123,194)	$(80,331)	$(390,905)	$(243,308)
Premium paid on repurchase of redeemable convertible preferred stock	—	(4,127)	—	(4,127)
Cumulative dividends on redeemable convertible preferred stock	—	(3,361)	—	(10,323)
Net loss attributable to common stockholders	$(123,194)	$(87,819)	$(390,905)	$(257,758)
Denominator:
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	330,769,341	66,283,040	329,592,322	65,887,511
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(1.32)	$(1.19)	$(3.91)

The following common stock equivalents, presented based on amounts outstanding as of September 30, 2019 and 2018 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018
Redeemable convertible preferred stock	—	236,012,913
Stock options	48,962,655	44,075,419
Restricted common stock	21,564	306,281
Restricted common stock units	1,659,187	458,715
	50,643,406	280,853,328

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
We have a diverse development pipeline, and the broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of September 30, 2019, we had cash, cash equivalents, and investments of approximately $1.34 billion. We use this capital to fund operations and investing activities for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable our research engine and early development engine (which includes our manufacturing facility in Norwood), our digital infrastructure, creation of our portfolio of intellectual property, and administrative support.
Since our inception, we have incurred significant operating losses. Our net loss was $384.7 million and $255.9 million for the years ended December 31, 2018 and 2017, respectively. Our net loss was $123.2 million and $390.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, our accumulated deficit was $1.37 billion.
For the foreseeable future, we expect to continue to incur significant expenses and operating losses in connection with our ongoing activities, including as we:

•	continue our platform research and drug discovery and development efforts;

•	conduct clinical studies for our investigational medicines;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our investigational medicines;

•	maintain, expand, and protect our intellectual property;

•	hire additional personnel to support our program development effort to obtain regulatory approval and secure additional facilities for operations; and

•	continue to operate as a public company.

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
Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our medicines, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Our Pipeline
This section describes the pipeline that has emerged thus far from the combination of our strategy, our platform, our infrastructure, and the resources we have amassed.
We have a diverse development pipeline of 21 development candidates across our 20 programs, of which 13 development candidates are in clinical studies on three different continents. Over 1,400 subjects have been enrolled in our clinical trials since December 2015. Our diverse pipeline comprises programs across six modalities and a broad range of therapeutic areas. A modality is a group of potential mRNA medicines with shared product features, and the associated combination of mRNA technologies, delivery technologies, and manufacturing processes. Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca, Merck, and Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, including BARDA, DARPA, and the Bill & Melinda Gates Foundation.
Our pipeline is shown below in two formats, a traditional format that shows the current stages of development of our pipeline programs, and a cell map illustrating the diversity of biology addressed by our mRNA pipeline programs. We believe the 20 programs in our pipeline represent only an initial wave of potential development candidates, and that our platform over time may yield both multiple new programs within our existing modalities and the potential for multiple programs in new modalities.

Modality	ID #	Program *Indication*	Preclinical development	Phase 1	Phase 2	Phase 3 and commercial	Moderna rights
Prophylactic vaccines	**mRNA-1172**	Respiratory syncytial virus (RSV) vaccine					Merck to pay milestones and royalties
	mRNA-1777	Respiratory syncytial virus (RSV) vaccine					
	mRNA-1647	Cytomegalovirus (CMV) vaccine					Worldwide
	mRNA-1653	Human metapneumovirus and parainfluenza virus 3 (hMPV+PIV3) vaccine	Phase 1b (pediatrics)	Phase 1 (adults)			Worldwide
	mRNA-1893	Zika vaccine					Worldwide *BARDA funded*
	mRNA-1440	Influenza H10N8 vaccine					Worldwide *Advancing subject to outside funding*
	mRNA-1851	Influenza H7N9 vaccine					Worldwide *Advancing subject to outside funding*
	mRNA-1388	Chikungunya vaccine					Worldwide *Advancing subject to outside funding*
Cancer vaccines	**mRNA-4157**	Personalized cancer vaccine (PCV)					50-50 global profit sharing with Merck
	mRNA-5671	KRAS vaccine					50-50 global profit sharing with Merck
Intratumoral immuno-oncology	**mRNA-2416**	OX40L *Solid tumors/lymphoma* *Advanced ovarian carcinoma (Ph 2 cohort)*	Solid tumors/lymphoma	Ovarian			Worldwide
	mRNA-2752	OX40L+IL23+IL36γ (Triplet) *Solid tumors/lymphoma*					Worldwide
	MEDI1191	IL12 *Solid tumors*					50-50 U.S. profit sharing; AZ to pay royalties on ex-U.S. sales
Localized regenerative therapeutics	**AZD8601**	VEGF-A *Myocardial ischemia*					AZ to pay milestones and royalties
Systemic secreted therapeutics	**mRNA-1944**	Antibody against Chikungunya virus					Worldwide *DARPA funded*
	AZD7970	Relaxin *Heart failure*					50-50 U.S. profit sharing; AZ to pay royalties on ex-U.S. sales
	mRNA-3630	α-GAL *Fabry disease*					Worldwide
Systemic intracellular therapeutics	**mRNA-3704**	MUT *Methylmalonic Acidemia (MMA)*					Worldwide
	mRNA-3927	PCCA+PCCB *Propionic Acidemia (PA)*					Worldwide
	mRNA-3283	PAH *Phenylketonuria (PKU)*					Worldwide
	mRNA-3745	G6Pase *Glycogen Storage Disease Type 1a (GSD1a)*					Worldwide

Abbreviations: AZ, AstraZeneca; α-GAL, alpha galactosidase; G6Pase, glucose 6-phosphatase; IL12, interleukin 12; IL23, interleukin 23; IL36ɣ, interleukin 36 gamma; MUT, methylmalonyl-CoA mutase; PAH, phenylalanine hydroxylase; PCCA+PCCB, propionyl-CoA carboxylase subunit A/B; VEGF-A, vascular endothelial growth factor A.

We have developed six modalities. We have a development pipeline of 21 development candidates across our 20 programs, of which 13 development candidates are currently in clinical trials, summarized by modality as follows:

•
Prophylactic vaccines included eight development candidates across seven programs: RSV vaccine (mRNA-1777 and mRNA-1172 or V172), CMV vaccine (mRNA-1647), hMPV+PIV3 vaccine (mRNA-1653), H10N8 vaccine (mRNA-1440), H7N9 vaccine (mRNA-1851), Zika vaccine (mRNA-1893), and Chikungunya vaccine (mRNA-1388). All seven programs in this modality either have ongoing or completed Phase 1 clinical trials.

•
Cancer vaccines included two development candidates: Personalized cancer vaccine ("PCV") (mRNA-4157) and KRAS vaccine (mRNA-5671 or V941). We are collaborating with Merck on both programs. PCV is in a Phase 1 clinical trial and the first patient has been dosed in a Phase 2 clinical trial, and the KRAS vaccine is in a Phase 1 clinical trial.

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

•
Systemic intracellular therapeutics included four development candidates: MMA (mRNA-3704), PA (mRNA-3927), PKU (mRNA-3283), and GSD1a (mRNA-3745). The MMA program has open clinical sites for a Phase 1/2 clinical trial, the U.S. Food and Drug Administration (the "FDA") has completed its review of the IND for mRNA-3927 allowing the PA program to proceed to a Phase 1/2 clinical trial, and the PKU and GSD1a programs are in preclinical development.

The following are recent key updates for our development candidates:

•
CMV vaccine (mRNA-1647): We announced positive data from the three-month interim analysis of the Phase 1 clinical trial of mRNA-1647, which has completed enrollment and is evaluating the safety and immunogenicity of mRNA-1647 in healthy adult volunteers. The clinical trial population includes those who were naïve to CMV infection (CMV-seronegative) and those who had previously been infected by CMV (CMV-seropositive). Participants were randomized to receive either placebo, or 30, 90, 180 or 300 µg of mRNA-1647 on a dosing schedule of 0, 2 and 6 months. This first planned interim analysis assessed safety and immunogenicity of the first three dose levels (30, 90, and 180 µg) at three months, one month after the second vaccination and before the third vaccination. Neutralizing antibody titers (levels of circulating antibodies that block infection) were assessed in two assays utilizing epithelial cells and fibroblasts, which measure immune response to the pentamer and gB vaccine antigens, respectively. Seropositive baseline titers are associated with lower rates of congenital CMV transmission.

In seronegative participants:

◦	A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.

◦	In epithelial cells, after the second vaccination, neutralizing antibody titers were three to five times higher than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.

◦	In fibroblasts, after the second vaccination, neutralizing antibody titers were equivalent to CMV-seropositive baseline titers at the 90 and 180 µg dose levels.

◦
For the 12 sentinel participants who received mRNA-1647 under an earlier arm of the protocol (Phase A) and who received three doses (at 0, 2 and 6 months), neutralizing antibody titers were further boosted at seven months and were sustained at or above CMV-seropositive baseline levels for at least 12 months.

In seropositive participants:

◦	A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.

◦	In epithelial cells, the second vaccination boosted neutralizing antibody titers to a level of 10-fold to 19-fold baseline titers in all dose groups.

◦	In fibroblasts, the second vaccination boosted neutralizing antibody titers to a level of 2-fold to 4-fold baseline titers in all dose groups.
A safety analysis indicated that the vaccine was generally well-tolerated. There were no vaccine-related serious adverse events. The most common solicited local adverse event (“AE”) was injection site pain. The most common solicited systemic AEs were headache, fatigue, myalgia, chills, and fever. In general, solicited systemic AEs occurred more frequently after the second dose compared to the first, and were more common in the seropositive cohorts compared to the seronegative cohorts. The most common Grade 3 solicited AEs in seropositive participants were myalgia (9-33% of a given dose cohort), chills and fatigue (9-27% of a given dose cohort), and fever (0-27% of a given dose cohort). There was a single Grade 4 AE of an isolated lab finding of elevated partial thromboplastin time, which was elevated at baseline (Grade 1) and self-resolved on the next lab test with no associated clinical findings.
A similar overall safety and tolerability profile was observed in an earlier arm of the protocol (Phase A), for which data are available out to 12 months. Additionally, the 300 µg cohort has completed the second vaccination without clinical trial pause; interim analysis of safety and immunogenicity is pending.

•	hMPV+PIV3 vaccine (mRNA-1653): The first subject in the Phase 1b age de-escalation clinical trial of mRNA-1653 has been dosed.

•
Zika virus vaccine (mRNA-1893): The first subject has been dosed in the Phase 1 clinical trial of mRNA-1893, which recently received Fast Track designation from the FDA. This development candidate is being developed in collaboration with the U.S. Biomedical Advanced Research and Development Authority (BARDA) within the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services.

•
Personalized cancer vaccine (PCV) (mRNA-4157): The first patients have been dosed in the randomized Phase 2 clinical trial investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma.

•
OX40L (mRNA-2416): Based on available data, we have decided to focus the development of mRNA-2416 for the treatment of patients with ovarian cancer in combination with durvalumab (IMFINZI), a PD-L1 inhibitor. The safety cohort of the combination arm (mRNA-2416 and durvalumab) of this Phase 1/2 clinical trial continues to enroll and will be followed by a Phase 2 expansion cohort in patients with advanced ovarian carcinoma. We will not move forward with the mRNA-2416 monotherapy ovarian cancer arm of this study.

•
Antibody against Chikungunya virus (mRNA-1944): We announced positive interim data in the first analysis of safety and activity in a Phase 1 clinical trial evaluating escalating doses of mRNA-1944 administered via intravenous infusion in healthy adults. mRNA-1944 encodes for an antibody (CHKV-24) with activity against chikungunya virus. At all three dose levels, the administration of mRNA-1944 led to detectable levels of CHKV-24 antibody in all participants, ranging from 1 µg/mL to 14 µg/mL. These results mark the first systemic mRNA therapeutic to show production of a secreted protein in humans.

A total of 22 healthy adults have been enrolled in the clinical trial as of September 12, 2019. The initial analysis evaluated the safety and pharmacology of intravenous administration of mRNA-1944 at three dose levels of 0.1 mg/kg (n=6), 0.3 mg/kg (n=6) and 0.6 mg/kg (n=4); six participants received placebo.
Administration of mRNA-1944 resulted in dose-related increases in CHKV-24 antibody levels, with average Cmax antibody levels of 2.0, 7.9 and 10.2 ug/mL at the low, middle and high doses, respectively. At all doses, all participants exceeded the levels of antibody expected to be protective against chikungunya infection (> 1 µg/mL) following a single dose. All participants also showed circulating neutralizing antibody activity against chikungunya virus replication in an NT50 assay, demonstrating that mRNA-1944 resulted in the production of fully functional protein in vivo. All participants in the clinical trial received antihistamine premedication. No participants received corticosteroids either as premedication or treatment.
None of the participants treated with mRNA-1944 at the low or middle doses experienced significant AEs. Three of the four participants at the high dose had infusion-related AEs, with the highest grade by subject being Grade 1 (n=1), Grade 2 (n=1), and Grade 3 (n=1). The Grade 3 AEs were tachycardia and an elevated white blood cell count. The same participant experienced Grade 2 AEs of nausea, emesis, fever, and inverted T waves on a routine EKG (without associated cardiac symptoms and which later resolved). The fourth participant at the high dose had no related AEs. There were no meaningful changes in liver or kidney laboratory results. There have been no serious AEs in the clinical trial. All AEs were transient and resolved without treatment.
This is an interim analysis of an ongoing clinical trial. At this time, we have not enrolled the last two participants at the 0.6 mg/kg dose. We are evaluating further exploration of the safety and pharmacology of mRNA-1944, which may include repeat dosing or dosing in combination with commonly used steroid premedications to prevent infusion-related reactions.

•
Propionic Acidemia (PA) (mRNA-3927): FDA granted Fast Track designation for mRNA-3927. Study start-up is ongoing for the open-label, multi-center, dose escalation Phase 1/2 clinical trial of multiple ascending doses of mRNA-3927 in pediatric patients with PA in the U.S.

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

Total revenue for the three months ended September 30, 2019 and 2018 was $17.0 million and $41.8 million, respectively. Total revenue for the nine months ended September 30, 2019 and 2018 was $46.2 million and $99.6 million, respectively, and is primarily comprised of collaboration revenue from our strategic alliances as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue:
Merck	$9,110	$14,475	$28,456	$47,537
AstraZeneca	3,724	19,727	4,726	33,166
Vertex	504	2,460	4,301	8,993
Total collaboration revenue	$13,338	$36,662	$37,483	$89,696

Cash received from strategic alliances was $15.9 million and $51.4 million for the nine months ended September 30, 2019 and 2018, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our strategic alliances as of September 30, 2019 and December 31, 2018 was $213.6 million and $274.4 million, respectively.

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

The following table reflects our research and development expenses, including direct program specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Program expenses by modality:
Prophylactic vaccines	$5,666	$4,499	$38,326	$18,991
Cancer vaccines	10,346	7,878	33,807	24,699
Intratumoral immuno-oncology	4,205	2,534	11,398	13,098
Localized regenerative therapeutics	1	5	17	85
Systemic secreted therapeutics	1,296	2,803	10,413	11,866
Systemic intracellular therapeutics	5,039	10,887	21,611	29,814
Total program-specific expenses by modality (1)	26,553	28,606	115,572	98,553
Other research and development expenses:
Discovery programs	13,829	8,593	42,379	24,271
Platform research	21,940	25,747	70,693	67,924
Technical development and unallocated manufacturing expenses	29,372	26,467	69,231	59,302
Shared discovery and development expenses	15,405	9,929	44,643	29,105
Stock-based compensation	12,616	9,708	36,268	24,498
Total research and development expenses	$119,715	$109,050	$378,786	$303,653

__________

(1)
Include a total of 21 development candidates for both September 30, 2019 and 2018. Program-specific expenses include external costs and allocated manufacturing costs of mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

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
A change in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to continue to increase in the future as our investigational medicines progress through the development phases and as we identify and develop additional programs. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our investigational medicines, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time due to the early stage of development of our investigational medicines. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate general and administrative expenses will increase if research and development expands. In addition, if we obtain regulatory approval for any of our investigational medicines and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support medicine sales, marketing, and distribution activities.

We have a broad IP portfolio covering our development and commercialization of mRNA vaccine and therapeutic programs, including those related to mRNA design, formulation, and manufacturing platform technologies. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our IP are expensed as incurred and are classified as general and administrative expenses.

General and administrative expenses, including IP-related expenses, totaled $28.2 million and $18.5 million for the three months ended September 30, 2019 and 2018, respectively, and were $84.0 million and $56.2 million for the nine months ended September 30, 2019 and 2018, respectively. IP-related expenses, including our internal personnel-related costs, were $3.7 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and were $10.9 million and $8.6 million for the nine months ended September 30, 2019 and 2018, respectively. We did not incur litigation expenses related to our IP during the three or nine months ended September 30, 2019 and 2018.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other expense, net

Other expense, net consists of interest expense, gains (losses) from the sale of investments in marketable securities, and other income and expense unrelated to our core operations. Interest expense is primarily derived from our lease financing obligation related to our Norwood manufacturing facility.

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

Other than our adoption of ASC 606, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months and nine months ended September 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following tables summarize our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	$	%
Revenue:
Collaboration revenue	$13,338	$36,662	$(23,324)	(64)%
Grant revenue	3,708	5,095	(1,387)	(27)%
Total revenue	17,046	41,757	(24,711)	(59)%
Operating Expenses:
Research and development	119,715	109,050	10,665	10%
General and administrative	28,188	18,525	9,663	52%
Total operating expenses	147,903	127,575	20,328	16%
Loss from operations	(130,857)	(85,818)	(45,039)	52%
Interest income	9,252	6,519	2,733	42%
Other expense, net	(1,767)	(1,032)	(735)	71%
Loss before income taxes	(123,372)	(80,331)	(43,041)	54%
Benefit from income taxes	(178)	—	(178)
Net loss	$(123,194)	$(80,331)	$(42,863)	53%

	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	$	%
Revenue:
Collaboration revenue	$37,483	$89,696	$(52,213)	(58)%
Grant revenue	8,671	9,951	(1,280)	(13)%
Total revenue	46,154	99,647	(53,493)	(54)%
Operating Expenses:
Research and development	378,786	303,653	75,133	25%
General and administrative	83,994	56,229	27,765	49%
Total operating expenses	462,780	359,882	102,898	29%
Loss from operations	(416,626)	(260,235)	(156,391)	60%
Interest income	30,546	18,129	12,417	68%
Other expense, net	(5,351)	(1,044)	(4,307)	413%
Loss before income taxes	(391,431)	(243,150)	(148,281)	61%
(Benefit from) provision for income taxes	(526)	158	(684)
Net loss	$(390,905)	$(243,308)	$(147,597)	61%

Revenue

Total revenue decreased by $24.7 million, or 59%, for the three months ended September 30, 2019 compared to the same period in 2018. Total revenue decreased by $53.5 million, or 54%, for the nine months ended September 30, 2019 compared to the same period in 2018. The decreases were due to a decrease in collaboration revenue across all our strategic alliances, particularly AstraZeneca and Merck, largely driven by our adoption of ASC 606. See Note 2 to our condensed consolidated financial statements for further information on our adoption of ASC 606.

Operating expenses

Research and development expenses

Research and development expenses increased by $10.7 million, or 10%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in personnel related costs of $10.8 million, and an increase in stock-based compensation of $3.9 million, partially offset by a decrease in information technology and facility-related costs of $2.0 million, a decrease in consulting and outside services of $1.2 million and a decrease in lab supplies and materials of $1.1 million. Research and development expenses increased by $75.1 million, or 25%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to an increase in personnel related costs of $31.7 million, an increase in clinical trial and manufacturing costs of $12.4 million, an increase in stock-based compensation of $11.8 million, an increase in lab supplies and materials of $10.2 million, an increase in consulting and outside services of $4.9 million, and an increase in depreciation and amortization of $3.7 million. For both the three and nine months ended September 30, 2019, the increases in personnel related costs and stock-based compensation were largely driven by an increase in the number of employees supporting our research and development programs.

General and administrative expenses

General and administrative expenses increased by $9.7 million, or 52%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase was mainly due to an increase in information technology and facility-related costs of $2.8 million, an increase in stock-based compensation of $2.2 million, an increase in legal and insurance related costs of $2.1 million, and an increase in consulting and outside services of $2.0 million. General and administrative expenses increased by $27.8 million, or 49%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was mainly due to an increase in stock-based compensation of $8.1 million, an increase in consulting and outside services of $5.4 million, an increase in legal and insurance related costs of $5.4 million, an increase in personnel related costs of $4.6 million, and an increase in information technology and facility-related costs of $3.6 million. These increases for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily driven by an increase in the number of employees and increased costs related to operating as a publicly traded company.

Interest income

Interest income increased by $2.7 million, or 42%, for the three months ended September 30, 2019 compared to the same period in 2018. Interest income increased by $12.4 million, or 68%, for the nine months ended September 30, 2019 compared to the same period in 2018. The increases in interest income from our investments in marketable securities for both the three month and nine month periods were mainly driven by a higher weighted average balance of cash and investments and market performance in 2019.

Other expense, net

The following table summarizes other expense, net for each period presented (in thousands):

	Three Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	$	%
Gain on investments	$79	$771	$(692)	(90)%
Interest expense	(1,543)	(1,519)	(24)	2%
Other expense, net	(303)	(284)	(19)	7%
Total other expense, net	$(1,767)	$(1,032)	$(735)

	Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018	$	%
Gain on investments	$93	$1,362	$(1,269)	(93)%
Interest expense	(4,617)	(1,571)	(3,046)	194%
Other expense, net	(827)	(835)	8	(1)%
Total other expense, net	$(5,351)	$(1,044)	$(4,307)

Other expense, net increased by $0.7 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in other expenses for the three months ended September 30, 2019 was primarily related to a $0.7 million decrease in gain on investments. The increase for the nine months ended September 30, 2019 was primarily related to interest expense on our Norwood lease financing obligation of $3.0 million and a decrease in gain on investments of $1.3 million.

Liquidity and capital resources

We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. As of September 30, 2019, we had cash, cash equivalents and investments of $1.34 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of September 30, 2019, we had current and non-current investments of approximately $884.8 million and $279.9 million, respectively.

We began construction of our Norwood manufacturing facility, or Norwood, in the second half of 2016. Our capital expenditures related to Norwood were $3.9 million and $75.3 million for the nine months ended September 30, 2019 and 2018, respectively. Cash disbursements related to Norwood were $14.4 million and $83.2 million for the nine months ended September 30, 2019 and 2018.

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

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(363,195)	$(239,845)
Investing activities	(145,293)	(379,267)
Financing activities	23,531	650,927
Net (decrease) increase in cash, cash equivalents and restricted cash	$(484,957)	$31,815

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

Net cash used in operating activities for the nine months ended September 30, 2019 was $363.2 million and consisted of net loss of $390.9 million less non-cash adjustments of $79.5 million, plus a net change in assets and liabilities of $51.8 million. Non-cash items primarily included stock-based compensation of $60.8 million, depreciation and amortization of $22.1 million, and amortization of investment premium and discount of $3.4 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $32.8 million, a decrease in accounts payable of $19.2 million, a decrease in accrued liabilities of $8.3 million and an increase in prepaid expenses and other assets of $1.4 million, partially offset by a decrease in accounts receivable of $4.4 million and an increase in deferred lease obligations of $3.8 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was $239.8 million and consisted of net loss of $243.3 million less non-cash adjustments of $57.3 million, plus a net change in assets and liabilities of $53.9 million. Non-cash items primarily included stock-based compensation of $40.9 million and depreciation and amortization of $17.5 million. The net change in assets and liabilities was primarily due to a decrease in accrued liabilities of $17.2 million, an increase in prepaid expense and other assets of $5.2 million, a decrease in deferred revenue of $37.1 million, and an increase in accounts payable of $0.7 million, partially offset by an increase in deferred lease obligations of $2.2 million, a decrease in accounts receivable of $1.9 million and an increase in other liabilities of $0.9 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the nine months ended September 30, 2019 was $145.3 million, which included purchases of marketable securities of $949.3 million and capital expenditures of $24.9 million, partially offset by proceeds from maturities of marketable securities of $747.8 million and proceeds from sales of marketable securities of $81.0 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $379.3 million, which included purchases of marketable securities of $951.2 million, and capital expenditures of $92.1 million, partially offset by proceeds from maturities of marketable securities of $493.5 million and proceeds from sales of marketable securities of $170.5 million.

Financing activities

We generated cash from financing activities of $23.5 million for the nine months ended September 30, 2019, primarily from $19.5 million in net proceeds from the issuance of common stock through our equity plans and $3.7 million in reimbursement of assets under our Norwood lease financing obligation.

We generated cash from financing activities of $650.9 million for the nine months ended September 30, 2018, primarily from net proceeds from the issuance of redeemable convertible preferred stock of $661.1 million.

Operation and funding requirements

Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $1.37 billion as of September 30, 2019. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. In addition, we expect to incur additional costs associated with operating as a public company.
We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe that our cash, cash equivalents, and investments as of September 30, 2019, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

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

Contractual Obligations

As of September 30, 2019, other than disclosed at Note 7 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off balance sheet arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents, and investments in marketable securities of $1.34 billion and $1.69 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper). Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.
We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2019, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operations and revenue generating activities are denominated in U.S. dollars. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2019 and 2018.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 606 on January 1, 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1	Fifth Amendment to Lease, by and between ModernaTx, Inc. and ARE-Tech Square, LLC dated as of August 28, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

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
November 6, 2019
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ Lorence Kim, M.D.
November 6, 2019
Lorence Kim, M.D.
Chief Financial Officer
(Principal Financial Officer)