Form 10-K
period 2019-12-31
Moderna, Inc.
filed 2020-02-27
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.38 billion based on the closing sale price on that date of $14.64. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 26, 2020, there were 368,642,548 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. These forward-looking statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a guarantee of future performance.
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
Our strategic principles

1.
We seek to discover and develop a large pipeline in parallel. Our goal is to address or prevent as many human diseases as our technology, talent, capital, and other resources permit. We do so as rapidly as we can, understanding both the urgency for patients and the need to be disciplined in our approach. We have a diverse pipeline of 24 development candidates, 12 of which are currently in clinical trials, and many of which have the potential to be first-in-class or best-in-class medicines.

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

5.
We forward invest in core enabling capabilities and infrastructure. To execute across a broad pipeline, we need to invest at risk before we have all the answers. Our forward investments focus on areas where lead times are long and where early investments can reduce execution risk and accelerate future progress. We proactively decided to invest in a dedicated manufacturing facility, Moderna Technology Center (“MTC”), in Norwood, MA, to support the anticipated growth of our pipeline.

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

4.
Financing risk refers to our ability to access the capital required to fund the current breadth of our endeavor, as well as new opportunities. We manage this risk by attempting to maintain a strong balance sheet with several years of cash runway. As of December 31, 2019, we had cash, cash equivalents, and investments of $1.3 billion. During 2019, cash used in operations and for purchases of property and equipment was $459.0 million and $31.6 million in 2019, respectively. Lastly, we may continue to pursue strategic alliances, which provide resources and another source of funding.

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
Our progress
We are encouraged by our results to date. Across the six modalities that we have established, we have 23 programs in development, and manufactured dozens of drug substance lots for use in IND-enabling Good Laboratory Practice, or GLP, toxicology studies. “IND-enabling” refers to studies required for Investigational New Drug Application, or IND, or equivalent non-U.S. regulatory filings, such as a Clinical Trial Application, or CTA. We and our strategic collaborators have completed IND-enabling GLP toxicology programs to support our open INDs and/or CTAs for our development candidates, manufactured dozens of current good manufacturing practice, or cGMP, batches of clinical trial materials, and have 12 programs in clinical trials and another one with an open IND. Over 1,500 subjects have been enrolled in our clinical trials. To fund these activities, we have raised over $3.2 billion as of December 31, 2019, including $2.4 billion from equity issuances and $0.8 billion in upfront payments, milestone payments, and option exercise fees from strategic collaborators.

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
Achieving any of these pharmacologic properties requires many, often interdependent, technological solutions. We organize our efforts into three core scientific areas: mRNA, delivery, and manufacturing process as shown in the figure below:
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
We have incurred over $500.0 million of expense to advance our platform technology and our intellectual property. This investment has underpinned the creation of all six of our existing modalities and helped us to establish fundamental intellectual property. We intend to sustain our investment in our platform in the future because we believe we can establish new modalities and continue to make meaningful improvements in the performance of our current modalities.
The success of our current platform and the current pipeline of over 20 programs that it underpins depends on hundreds of small advances in our three core scientific areas. Examples of many critical advances that we have made are described below. These advances demonstrate our significant progress to date, and exemplify our approach to tackling hundreds of smaller scientific problems and organizing them into technological solutions.
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
mRNA chemistry: Modified nucleotides to mitigate immune system activation
The innate immune system has evolved to protect cells from foreign RNA, such as viral RNA, by inducing inflammation and suppressing mRNA translation once detected. Many cells surveil their environment through sensors called toll-like-receptors, or TLRs. These include types that are activated by the presence of double-stranded RNA (TLR3) or uridine containing RNA fragments (TLR7, TLR8). Additionally, all cells have cytosolic double-stranded RNA, sensors, including retinoic acid inducible gene-I, or RIG-I that are sensitive to foreign RNA inside the cell.
The immune and cellular response to mRNA is complex, context specific, and often linked to the sensing of uridine. To minimize undesired immune responses to our potential mRNA medicines, our platform employs chemically-modified uridine nucleotides to minimize recognition by both immune cell sensors such as TLR3/7/8, and broadly-distributed cytosolic receptors such as RIG-I. mRNA produced using our synthesis technologies and containing unmodified uridine results in significant upregulation of secreted cytokines such as IP-10, as shown in the figure below. Administration of monocyte-derived macrophages, or MDMs, with unmodified mRNA formulated in LNPs results in an increased ratio of IP-10 transcripts relative to a housekeeping gene. By substituting unmodified uridine with a modified uridine, we can substantially reduce immune cell activation in this assay. The control contains only transfection agent and no mRNA. In multiple preclinical experiments we have demonstrated reduced immune cell activation, including of B cells, lower immunoglobulin secretion, and lower cytokine expression when administering mRNA made with modified uridine versus unmodified uridine. To date, when deploying these technologies we have yet to observe dose-limiting toxicity attributable to the mRNA encoding proteins from our drug substance even at the exaggerated doses in IND-enabling GLP toxicology programs. Importantly, in preclinical testing, our chemically-modified uridine has not significantly affected the ribosome’s ability to read and translate the mRNA sequence.
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
We additionally design the nucleotide sequence of the coding region to maximize its successful translation into protein. As previously described, there are often multiple codons that encode for a specific amino acid. The amount of protein produced by an mRNA sequence is known to be partly determined by the codons it uses, with certain codons being more or less common in endogenous mRNAs. We have found that the amount of protein produced is also determined by the secondary structure of mRNA, or the propensity of mRNA to fold on itself, with more structured mRNAs producing more protein. We designed a set of sequences which independently varied codon usage and structure of the mRNA. As shown in the figure below, protein expression in the Alpha mouse liver 12, cell line is highest for sequences containing more commonly occurring codons and also more structured mRNA. Both codon usage and structure have an independent and additive effect on protein expression, shown as mean expression (solid line), as measured by fluorescence of the expressed protein, with 95% confidence interval in gray. The total expression area under the curve, or AUC, and standard error of the mean for AUC are shown for each quadrant, in relative fluorescence units per hour. By optimizing translation initiation and efficiency, we have further increased the average number of full-length desired proteins expressed per molecule mRNA. This permits us to reduce the mRNA doses required to achieve the same therapeutic benefit.
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
As an example, we have demonstrated by intratumoral administration in an animal model that an mRNA encoding a cytotoxic protein and containing a microRNA binding site can be used to selectively kill cancer cells, while protecting systemic tissues such as liver cells. In a mouse model of cancer (Hep3b subcutaneous xenograft mouse), liver enzyme levels and immunohistochemistry, or IHC, of cleaved caspase-3, indicate production of an apoptosis-inducing protein encoded by mRNA in tumor cells but not healthy liver cells when the mRNA has multiple miR-122 target sites. This is denoted as 3x122ts in the figure below; miR-122 is more prevalent in non-cancerous liver cells, but absent in the cancerous liver cells. We published this work in Nucleic Acid Therapeutics in 2018.
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
Going beyond optimization of traditional manufacturing processes, we have invested in understanding and measuring the various biochemical and physical interactions during LNP assembly and purification. We have additionally developed state-of-the-art analytical techniques necessary to characterize our LNPs and biological systems to analyze their in vitro and in vivo performance. With these insights, we have identified manufacturing process parameters that drive LNP performance, for example, the potency in a secreted therapeutic setting. These insights have allowed us to make significant improvements in the potency of our LNPs, as exemplified in the figure below. For example, expression of a secreted protein in our Relaxin program (AZD7970) demonstrates an approximate eight-fold increase in AUC and approximate six-fold increase in maximum concentration for manufacturing process Y versus manufacturing process X in rats dosed intravenously with 0.5 mg/kg mRNA.
Manufacturing process changes to enhance relaxin protein production by mRNA in rat study
Our platform progress to date
Since our inception, we have solved numerous interdependent problems related to the pharmacologic features of our potential mRNA medicines. These features are detailed and exemplified below. Please also see the section of this Annual Report on Form 10-K titled “Business—Program Descriptions” for recent clinical results for our investigational medicines, including CMV vaccine (mRNA-1647), hMPV/PIV3 vaccine (mRNA-1653), antibody against Chikungunya virus (mRNA-1944), and PCV (mRNA-4157) utilizing Moderna proprietary technology.
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

•	prophylactic vaccines;

•	cancer vaccines;

•	intratumoral immuno-oncology;

•	localized regenerative therapeutics;

•	systemic secreted and cell surface therapeutics; and

•	systemic intracellular therapeutics.
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
Over time, we have taken on more challenging applications and technological hurdles with each successive modality, but we have also tried to build upon our prior experiences to manage risk. For example, in our cancer vaccines modality, we are now applying our technology to elicit T cell responses to potentially recognize and eradicate cancer as a logical extension of our prophylactic vaccines modality. Having demonstrated local expression of protein in our vaccines, we expanded into local therapeutic applications. For example, in our intra-tumoral immuno-oncology modality, we are seeking to use local expression to drive anti-cancer T cell responses by transforming tumor microenvironments. We can also use local expression to drive regenerative processes as in our Vascular Endothelial Growth Factor A, or VEGF-A program. Most recently, we have expanded into two new modalities that use systemic delivery of mRNA to encode secreted and cell surface or intracellular proteins. We have moved multiple programs in these areas into development for the treatment of diseases as varied as rare genetic disorders, preventing viral infections, or treating heart failure.
Expanding within our designated core modalities
In 2019, we believe that positive Phase 1 data from our infectious disease vaccine portfolio, including our CMV vaccine, and chikungunya antibody program reduced the risk of our prophylactic vaccines and systemic secreted and cell surface therapeutics modalities, which we have now designated core modalities. In these core modalities, our strategy is to invest in additional development candidates using our accumulated innovations in technology, our process insights and our preclinical and clinical experience. As such, we have brought five new development candidates forward in early 2020: interleukin-2 (“IL-2”), programmed death-ligand 1 (“PD-L1”), a pediatric Respiratory Syncytial Virus (“RSV”) vaccine, an Epstein-Barr Virus (“EBV”) vaccine and a SARS-CoV-2 vaccine, as part of our mission to use our technology to advance global public health. Our exploratory modalities continue to be a critical part of advancing our strategy to maximize the application of our potential mRNA medicines.
How modalities continue to build our pipeline
We believe our portfolio of modalities—each with distinct technological and biological risk profiles—allows us to maximize long-term value for patients and investors. We see our six current modalities as six distinct multi-product pipelines that represent different risk profiles and benefit from common infrastructure and a shared platform technology. We believe the high technology correlation within a modality allows us to rapidly accelerate the expansion of the pipeline in that modality based on learnings from the initial programs. We believe the lower technology correlation between modalities allows us to compartmentalize the technology risks.
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
Our Late Stage Development and Commercial Engine is being built to enable progress of our investigational medicines from hPOC through late-stage development to approval and eventual commercialization. Catalyzed by our progress with our CMV vaccine program toward a phase 3 clinical trial, we are establishing internal infrastructure for cGMP manufacturing of late stage development supply of products, regulatory submissions, and capabilities to execute later stage clinical trials. Commercial supply investments will be planned in the future.
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
Our capital from our investors and strategic collaborators enables the scale required to execute on our pipeline. We sought, and continue to seek, diverse funding sources. Of approximately $3.2 billion in cash we have received through December 31, 2019, $0.8 billion has been in the form of upfront payments, milestone payments, and option exercise payments from strategic collaborators, such as AstraZeneca and Merck, and $2.4 billion has been from equity issuances in both private and public markets to a diverse set of global investors. As of December 31, 2019, we had cash, cash equivalents, and investments of $1.3 billion.
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
Our high throughput systems facilitate rapid synthesis of research grade mRNA
Once our scientists design mRNAs, we make them at a small scale to test them in cells or in animal models to see if our ideas will work. We integrated the Drug Design Studio mRNA sequence into a modular synthesis system comprised of custom high-throughput automation for making up to 1,000 orders of unique mRNA sequences and formulations per month with a turnaround time of a few weeks at 1-1000 mg per lot, the amounts required for testing in cells or animal models. This has accelerated our learnings by allowing us to test many different mRNAs in parallel.
Our Moderna Technology Center (“MTC”) manufacturing site in Norwood, MA provides modular and automated capacity that can scale with our pipeline
Manufacturing is strategically important to us, and we believe we need to control a significant portion of our manufacturing supply chain. We initially used an outsourced global supply chain to make our multi-component mRNA products. However, we believe that managing quality, supply, and timing in such a supply chain for cGMP material could increase our overall business risk. Accordingly, we elected in 2016 to build our own manufacturing facility. We opened our newly constructed 200,000 square foot Moderna Technology Center, or MTC, manufacturing facility in Norwood MA, in July 2018, and brought multiple cGMP suites online, thereby providing integration of our supply chain from raw materials to filled vials at a single site. We can make mRNA, lipids, key raw materials and LNPs at this site to control quality and supply, while also potentially creating new manufacturing intellectual property. In February 2019, based on our anticipated future growth, we entered into a lease agreement for additional office and laboratory space nearby as part of our MTC facility in Norwood, totaling an additional approximately 200,000 square feet. We can readily flex the capacity at our MTC facility via its modular systems to produce up to 100 cGMP lots per year. This capacity will support our current pipeline, will enable significant future pipeline expansion, and, under certain scenarios, could serve some commercial supply needs.
OVERVIEW OF OUR MODALITIES
At Moderna, we define a modality as a group of potential mRNA medicines that share similar mRNA technologies, delivery technologies, and manufacturing processes to achieve shared product features. Typically, programs within a modality will also share similar pharmacology profiles, including the desired dose response, the expected dosing regimen, the target tissue for protein expression, safety and tolerability goals, and their pharmaceutical properties. We have created six modalities to date:

•	Prophylactic vaccines;

•	Cancer vaccines;

•	Intratumoral immuno-oncology;

•	Localized regenerative therapeutics;

•	Systemic secreted and cell surface therapeutics; and

•	Systemic intracellular therapeutics.
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

I. PROPHYLACTIC VACCINES OVERVIEW - CORE MODALITY
We designed our prophylactic vaccines modality to prevent or control infectious diseases. This modality currently includes nine development candidates, all of which are vaccines against viruses. The goal of any vaccine is to safely pre-expose the immune system to a small quantity of a protein from a pathogen, called an antigen, so that the immune system is prepared to fight the pathogen if exposed in the future, and prevent infection or disease.
Within this modality, our portfolio includes programs for both commercial and global health uses. We have strategic alliances with Merck on select commercial vaccines, and BARDA, DARPA, the National Institutes of Health, or NIH, as well as the Coalition for Epidemic Preparedness Innovations, or CEPI, on global health vaccine programs. We have accumulated several innovations in technology, have gained process insights, and built a significant set of preclinical and clinical experiences in our prophylactic vaccines modality. Based on these, we believe this modality is core to our portfolio and we have expanded this portfolio with three new development candidates in 2020.
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

•
Multiplexing of mRNA for more compelling product profiles. Multiple mRNAs encoding for multiple viral proteins can be included in a single vaccine, either permitting production of complex multimeric antigens that are much more difficult to achieve with traditional technologies, or producing antigens from multiple viruses at once. As an example, our CMV vaccine (mRNA-1647) contains six mRNAs, five of which encode five different proteins that combine to form a pentameric protein complex that is a potentially critical antigen for immune protection against CMV.

•
Rapid discovery and advancement of mRNA programs into the clinic. Many viral antigens are known. However, with traditional vaccines, the target pathogens or antigens have to be produced in dedicated cell-cultures and/or fermentation-based manufacturing production processes in order to initiate testing of potential vaccine constructs. Our ability to design our antigens in silico allows us to rapidly produce and test antigens in preclinical models, which can dramatically accelerate our vaccine selection. As an example, the first clinical batch for SARS-CoV-2 vaccine (mRNA-1273) was designed and manufactured in 42 days and the batch was released on February 24, 2020 to the NIH who will conduct the Phase 1 clinical trial.

•
Capital efficiency and speed from shared manufacturing processes and infrastructure. Traditional vaccines require product-dedicated production processes, facilities, and operators. Our mRNA vaccines are produced in a manufacturing process that is sufficiently consistent across our pipeline to allow us to use a single facility to produce all of our mRNA vaccines.

Prophylactic vaccines: Status and next steps
Our prophylactic vaccines modality currently includes eight programs, five of which have entered into clinical trials. In addition, to the eight programs being developed, the H10N8 vaccine (mRNA-1440) and Chikungunya vaccine (mRNA-1388) are two public health programs that are not being further developed without government or other funding. Of these programs, we have demonstrated desired pharmacology, in the form of immunogenicity, in the Phase 1 clinical trials for the following: H10N8 vaccine (mRNA-1440), H7N9 vaccine (mRNA-1851), RSV vaccine (mRNA-1777), Chikungunya vaccine (mRNA-1388), hMPV/PIV3 vaccine (mRNA-1653), and CMV vaccine (mRNA-1647). For the Zika vaccine (mRNA-1325), although the Phase 1 safety and tolerability data generated would permit additional dose escalation of mRNA-1325, our current development efforts are focused on our next-generation vaccine, mRNA-1893, which has been shown to be 20 times more potent in non-human primate Zika challenge studies. We will not further develop mRNA-1325. We have an ongoing Phase 1 trial for the next generation Zika vaccine (mRNA-1893) and Merck is conducting a Phase 1 trial for an additional RSV vaccine (mRNA-1172).

Prophylactic Vaccines Clinical Data Summary
Safety information	Immunogenicity information
>1,000 subjects dosed in Phase 1 trials at levels up to 300µg.
Interim Phase 1 data for our CMV vaccine (mRNA-1647) showed a dose-related increase in neutralizing antibody titers in participants who are naive to CMV infection (CMV-seronegative) at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels;
Interim Phase 1 data for our hMPV/PIV3 vaccine (mRNA-1653) showed boosted serum neutralization titers against hMPV and PIV3 at all dose levels tested; Interim Phase 1 data for our RSV vaccine (mRNA-1777) showed humoral immune response as measured by neutralizing antibody titers post a single dose; 100% seroresponse was observed for subjects at the 100 µg dose level for our Chikungunya vaccine (mRNA-1388); 96% of subjects at 25 µg achieved hemagglutination inhibition, or HAI, titer > 1:40 for our H7 influenza vaccine (mRNA-1851); and 100% of subjects at 100 µg achieved HAI titer > 1:40 for our H10 influenza vaccine (mRNA-1440).

For our commercial vaccine programs, we expect the next series of milestones will involve the reporting of Phase 2 safety and immunogenicity data from our CMV vaccine (mRNA-1647) and Phase 1b safety and immunogenicity data for our hMPV/PIV3 vaccine (mRNA-1653). For the programs being conducted by our strategic collaborator Merck, the next milestones will be the safety and immunogenicity data from the Phase 1 trial for the second RSV vaccine (mRNA-1172) which has been shown to be more potent than the first (mRNA-1777) in preclinical studies. For our global health programs, the next series of milestones will involve the reporting of Phase 1 safety and immunogenicity data for our next generation Zika vaccine (mRNA-1893) and Phase 1 safety and potential immunogenicity data for our SARS-CoV-2 vaccine (mRNA-1273). We do not intend to advance our H10N8 vaccine (mRNA-1440), our H7N9 vaccine (mRNA-1851), or our Chikungunya vaccine (mRNA-1388) through further clinical development without government or other third-party funding.
Each of these programs is more fully described in the section of this Annual Report on Form 10-K titled “Business—Program Descriptions.”

II. CANCER VACCINES OVERVIEW - EXPLORATORY MODALITY
We designed our cancer vaccines modality to treat or cure cancer by enhancing immune responses to tumor neoantigens, defined below. This modality has two programs currently for neoantigen vaccines, a personalized cancer vaccine, or PCV, program and a vaccine against neoantigens related to a common oncogene called KRAS, both conducted in collaboration with Merck. The goal of a cancer vaccine is to safely expose the patient’s immune system to tumor related antigens, known as neoantigens, to enable the immune system to elicit a more effective antitumor response. This exploratory modality is focused on the use of mRNA to express neoantigens found in a particular tumor in order to elicit an immune response via T cells that recognize those neoantigens, and therefore the tumor. These neoantigens can either be unique to a patient, as in the case of our personalized cancer vaccine program, or can be related to a driver oncogene found across subsets of patients, as in the case of our KRAS vaccine program.
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

•
mRNA encoding for neoantigens is translated and processed by patients’ endogenous cellular mechanisms for presentation to the immune system. Neoantigen peptides are then potentially processed in multiple ways to give rise to different, smaller peptides for presentation by the immune system. We believe this endogenous antigen production and presentation has the potential to drive a more effective immune response.

•
mRNA vaccines can be efficiently personalized. The shared features of mRNA, combined with our investments in automated manufacturing technology, enable us to manufacture individual cGMP batches of personalized cancer vaccines rapidly, in parallel. For example, we have demonstrated the ability to manufacture and release a “custom-designed” vaccine for an individual patient within 60 days of sequencing the patient’s tumor for the personalized cancer vaccine program (mRNA-4157).

Cancer vaccines: Status and next steps
We are currently developing two programs within our cancer vaccines modality. Our personalized cancer vaccine program mRNA-4157 is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial. A second personalized cancer vaccine, NCI-4650 was being developed in collaboration with the National Cancer Institute, or NCI, and was in an investigator-initiated single-arm Phase 1 trial which has been completed. The two vaccines mRNA-4157 and NCI-4650 differ in the neoantigen selection protocols used, but are otherwise substantially the same. Our second program within this modality, mRNA-5671, is a KRAS vaccine. Our strategic collaborator Merck has a Phase 1 trial ongoing for mRNA-5671.

PCV (mRNA-4157) Clinical Data Summary
Safety information	Activity information

As of February 12, 2020, 15 patients with resected solid tumors (melanoma, colon and lung cancers) received mRNA-4157 as adjuvant monotherapy after resection of their primary tumor. An additional 56 patients with metastatic, unresected solid tumors (melanoma, bladder, lung, colon, prostate, head and neck and endometrial cancers) received at least one dose of mRNA-4157 in combination with pembrolizumab. There have been no dose-limiting toxicities or significant related toxicities observed in these patients to date.

As of June 2019, we have detected antigen specific T cell responses in both the monotherapy arm and in combination with pembrolizumab in the Phase 1 trial for mRNA-4157. We have also observed potential clinical activity in some patients receiving mRNA-4157 in combination with pembrolizumab in the Phase 1 trial.

We expect the next steps for the PCV program (mRNA-4157) to involve the continued reporting of immunogenicity data from the Phase 1 clinical trial in cancer patients and the continuation of the randomized Phase 2 trial to assess whether post-operative adjuvant therapy with mRNA-4157, in combination with pembrolizumab, improves relapse-free survival compared to pembrolizumab alone. The next steps for the KRAS vaccine (mRNA-5671) include continuation of the Phase 1 trial by our strategic collaborator Merck.
Each of these programs is more fully described in the section of this Annual Report on Form 10-K titled “Business—Program Descriptions.”

III. INTRATUMORAL IMMUNO-ONCOLOGY OVERVIEW - EXPLORATORY MODALITY
We designed our intratumoral immuno-oncology modality to treat or cure cancer by transforming the tumor microenvironment to drive anti-cancer T cell responses against tumors. Our mRNA technology within this modality allows for the combination of multiple therapeutics that can be directly injected into a tumor with the goal of activating the tumor microenvironment to kill cancer cells in the injected tumor as well as in distal tumors, known as the abscopal effect. Intratumoral administration allows for localized effect of these therapeutics that could be toxic if administered systemically. This exploratory modality has three development candidates.
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

•
mRNA focuses and limits exposure of immune stimulatory proteins. One of the intrinsic properties of mRNA is its transient nature. This allows for short exposure of the proteins encoded by the mRNA in the target tissue thereby potentially enhancing tolerability.

•
mRNA can produce membrane associated immune stimulatory proteins. In contrast to recombinant proteins, mRNA administered to a tumor site can lead to the production of either secreted or membrane proteins, depending on the mRNA sequence.

•
Multiplexing of mRNA allows access to multiple immune stimulatory pathways. The ability to combine multiple mRNAs to express multiple proteins allows for activation of several immune pathways simultaneously. For example, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752) encodes for two secreted cytokines (IL-23 and IL-36γ) and one membrane protein (OX40L).

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

Intratumoral immuno-oncology: Status and next steps
We have three programs in this modality. The first program in this modality, OX40L (mRNA-2416), was designed to overcome technological challenges in advancing this modality, including engineering the mRNA sequence to minimize off-target effects, utilizing our proprietary LNPs to enhance safety and tolerability, and to demonstrate expression of a membrane protein in patients. OX40L (mRNA-2416) is currently being evaluated in an ongoing Phase 1/2 trial in the United States, and protein expression has been demonstrated in a number of patients. Our second program, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752), has dosed patients in a Phase 1 study for the treatment of advanced or metastatic solid tumor malignancies or lymphoma. Our third program, IL-12 (MEDI1191), is being developed in collaboration with AstraZeneca.

Intratumoral Immuno-oncology Clinical Data Summary
Safety information	Activity information

For mRNA-2416, no safety findings observed that met study pause criteria; rapid onset of multiple grade 2 and one grade 3 transient reversible injection-related reactions were observed, all of which were resolved with standard interventions; three suspected unexpected serious adverse reactions, or SUSARs, were reported as of November 15, 2018.

As of February 13, 2020, 26 patients have been dosed with mRNA-2752 with 16 patients on monotherapy and 10 patients in combination with durvalumab.

As of February 12, 2020, 41 patients were dosed with OX40L mRNA-2416 (39 patients in monotherapy and 2 patients in combination with durvalumab). As of Oct. 22, 2018, 26 patients were evaluated for response with OX40L mRNA-2416 monotherapy, and the best overall response was stable disease (n=6). Two patients with ovarian cancer have demonstrated clinical observations of tumor shrinkage in injected and/or uninjected lesions.

The monotherapy arm of the Phase 1 trial for mRNA-2416 has been completed and we are not planning an expansion cohort of mRNA-2416 as a monotherapy. We have initiated a dose-finding cohort at 4 mg mRNA-2416 given in combination with durvalumab (IMFINZI®) followed by a Phase 2 expansion cohort in ovarian cancer. We plan to collect Phase 1 clinical trial data including potential clinical responses for OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752). AstraZeneca has initiated an open-label, multicenter Phase 1 clinical trial of intratumoral injections of IL-12 (MEDI1191) alone or in combination with a checkpoint inhibitor.
Each of these programs is more fully described in the section of this Annual Report on Form 10-K titled “Business—Program Descriptions.”

IV. LOCALIZED REGENERATIVE THERAPEUTICS OVERVIEW - EXPLORATORY MODALITY
We designed our localized regenerative therapeutics modality to develop mRNA medicines to address injured or diseased tissues. Our mRNA technology in this modality allows for the local production of proteins that provide a therapeutic benefit in the targeted tissue. The development of our program in this modality, AZD8601, for the local production of VEGF-A, is being led by our strategic collaborator AstraZeneca. This program completed a Phase 1a/b clinical trial in which we observed both a dose-dependent protein production and a pharmacologic effect, as measured by changes in local blood flow in patients. We believe this data provides clinical proof of mechanism for our mRNA technology outside of the vaccine setting.
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

•
mRNA can be administered locally to produce the desired protein for an extended duration. Local exposure to the therapeutic protein encoded by our mRNA is sustained by the ongoing translation of the mRNA into protein, often from hours to days. This pharmacokinetic profile closely mimics the optimal tissue exposure profile for regenerative applications and cannot be achieved by injections of recombinant proteins that rapidly diffuse out of the tissue after injection.

•
Local administration of mRNA allows for focused activity. mRNA administered to a specific tissue or organ should allow for local production of the encoded protein, which could lead to lower levels of encoded protein in distant or systemic locations. This could help to prevent potential toxicity from production of the encoded protein outside of the targeted tissue.

•
mRNA allows for dose-dependent and repeated production of the encoded protein. mRNA therapies should also allow for dose titration and repeat dosing. This provides several advantages over gene therapy. Gene therapy typically results in a permanent change to cellular DNA that may result in uncontrolled or constant production of the desired protein in local tissue or in distant sites, which could cause local or systemic side effects. Further, some gene therapy delivery vehicles are associated with immune responses that limit the ability to repeat dose, preventing dose titration.

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

V. SYSTEMIC SECRETED AND CELL SURFACE THERAPEUTICS OVERVIEW - CORE MODALITY
We designed our systemic secreted therapeutics modality to increase levels of desired secreted proteins in circulation or in contact with the extracellular environment, in order to achieve a therapeutic effect in one or more tissues or cell types. The goal of this modality is to provide secreted proteins, such as antibodies or enzyme replacement therapies across a wide range of diseases, such as heart failure, infectious diseases, and rare genetic diseases. This modality has benefitted from our strategic alliances with AstraZeneca, DARPA, and the Bill & Melinda Gates Foundation. We have accumulated several innovations in technology, have gained process insights, and have built a set of preclinical and clinical experiences in our systemic secreted and cell surface therapeutics modality. Based on these, we believe this modality is core to our portfolio and we have expanded this portfolio with two new development candidates in a new autoimmune therapeutic area in 2020. Our systemic secreted and cell surface therapeutics modality has five development candidates.
Our pipeline is shown in two formats, with a cell map illustrating the diversity of biology addressed by our mRNA pipeline programs, and a traditional format that shows the current stages of development of our pipeline programs, in the section of this Annual Report on Form 10-K titled “Business—Our Pipeline.”
Systemic secreted and cell surface therapeutics: Opportunity
The ability to systemically deliver mRNA for a therapeutic effect would allow us to address a number of diseases of high unmet medical need. Systemically delivered, secreted and cell surface therapeutics address conditions often treated with recombinant proteins that are typically administered to the blood stream. These current therapies include, for example:

•	Enzyme replacement therapies, or ERTs, for rare diseases;

•	Antibodies for membrane and extracellular soluble targets; and

•	Circulating modulation factors for common and rare diseases such as growth factors and insulin.
Systemic secreted and cell surface therapeutics: Product features
Systemically delivered, secreted and cell surface therapeutics, we believe, would allow us to target areas of biology that cannot be addressed using recombinant proteins. Our potential advantages in these areas include:

•
mRNA can produce hard-to-make or complex secreted proteins. Some proteins, due to their folding requirements or complexity, are challenging to make using recombinant technologies, but can potentially be produced by human cells using administered mRNA.

•
mRNA can produce membrane associated proteins. In contrast to recombinant proteins, mRNA can lead to the production of membrane associated proteins on the cell surface, allowing the expression of native forms of signaling receptors or other cell surface complexes.

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

•

Systemic secreted and cell surface therapeutics: Status and next steps
We have five systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include our antibody against Chikungunya virus (mRNA-1944), Relaxin (AZD7970) for the treatment of heart failure, Fabry disease (mRNA-3630), and IL-2 (mRNA-6231) for autoimmune disorders. Our antibody against Chikungunya virus (mRNA-1944) is currently being evaluated in an ongoing Phase 1 dose escalation study in healthy adults that is randomized and placebo-controlled. The remaining three programs for Relaxin (AZD7970), Fabry disease (mRNA-3630), and IL-2 (mRNA-6231) are currently in preclinical development. We have a cell surface therapeutic program in this modality. PDL-1 (mRNA-6981) for autoimmune hepatitis is currently in preclinical development.

Systemic Secreted and Cell Surface Therapeutics Clinical Data Summary
Safety information	Activity information
As of September 2019, in a Phase 1 study of mRNA-1944 in healthy volunteers, no significant adverse events were observed at the low and middle doses; infusion-related adverse events were observed at the high dose, which resolved spontaneously without treatment.

As of February 12, 2020, dose level cohorts 0.1, 0.3, 0.6 mg/kg of mRNA-1944 administered without dexamethasone in the premedication regimen and dose level cohort 0.6 mg/kg with dexamethasone in the premedication regimen have been completed.

As of September 2019, at the first dose levels tested (0.1, 0.3 and 0.6 mg/kg) of mRNA-1944, all participants had measured antibody levels exceeding the levels of antibody expected to be protective against chikungunya infection (> 1 µg/mL) following a single dose, with the middle and high doses projected to maintain antibody levels above protective levels for at least 16 weeks. The average serum antibody level was quantified at various time points to demonstrate a half-life of 62 days.

We expect the next steps for the antibody against Chikungunya virus (mRNA-1944) program will be additional Phase 1 clinical trial safety and serum antibody level data. We plan to file INDs and take our programs for Relaxin (AZD7970), Fabry disease (mRNA-3630), IL-2 (mRNA-6231), and PDL-1 (mRNA-6981) into the clinic for Phase 1 testing.

Each of these programs is more fully described in the section of this Annual Report on Form 10-K titled “Business—Program Descriptions.”

VI. SYSTEMIC INTRACELLULAR THERAPEUTICS OVERVIEW - EXPLORATORY MODALITY

We designed our systemic intracellular therapeutics modality to increase levels of intracellular proteins, using cells in the human body to produce proteins located in the cytosol or specific organelles of the cell to achieve a therapeutic effect in one or more tissues or cell types. The goal of this modality is to provide intracellular proteins, such as intracellular enzymes and organelle-specific proteins, as safe, tolerable, and efficacious therapies. Our initial focus within this exploratory modality is on rare genetic diseases. This modality currently has four programs.
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

Systemic intracellular therapeutics: Status and next steps
We have four systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address methylmalonic acidemia, or MMA (mRNA-3704), propionic acidemia, or PA (mRNA-3927), phenylketonuria, or PKU (mRNA-3283), and glycogen storage disorder type 1a, or GSD1a (mRNA-3745).

Systemic Intracellular Therapeutics Data Summary
	Safety information	Activity information
Preclinical
Successfully completed GLP toxicology program for MMA (mRNA-3704) and PA (mRNA-3283), that were included in the open IND to support advancement into the clinic; IND-enabling GLP toxicology program for PKU (mRNA-3283) is ongoing.

Activity measured in animal models for MMA (mRNA-3704), PA (mRNA-3927), PKU (mRNA-3283), and GSD1a (mRNA-3745); data published for MMA (mRNA-3704).
Clinical	—	—
We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the MMA program. The FDA has also designated the investigation of mRNA-3704 for the treatment of isolated MMA due to MUT deficiency as a Fast Track development program. We have initiated a Phase 1/2 trial for MMA (mRNA-3704). As of February 12, 2020, we have enrolled the first patient in this trial. This patient has entered an observational period prior to treatment, which evaluates the patient’s baseline disease prior to starting the treatment period. We expect the next steps for mRNA-3704 will be Phase 1/2 clinical trial safety, proof of concept, and biomarker data. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. With an open IND currently, we expect the next steps for mRNA-3927 to be initiation of the Phase 1 clinical trial to describe safety, proof of concept, and biomarker data in PA patients. We have an ongoing global natural history study for MMA and PA. Up to 60 PA and 60 MMA patients in the United States and Europe will be followed prospectively for 1-3 years. Enrollment in this study has been completed. Retrospective data are being collected as available. PKU (mRNA-3283) and GSD1a (mRNA-3745) are currently in preclinical development. We plan to file INDs and take these programs into the clinic for Phase 1 testing.
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
Since we nominated our first program in late 2014, we and our strategic collaborators have advanced in parallel a diverse development pipeline which currently consists of 24 development candidates across our 23 programs, of which 17 have entered clinical studies and another one has an open investigational new drug application (“IND”). Over 1,500 subjects have been enrolled in our clinical trials since December 2015. Our diverse pipeline comprises programs across six modalities and a broad range of therapeutic areas. A modality is a group of potential mRNA medicines with shared product features, and the associated combination of mRNA technologies, delivery technologies, and manufacturing processes. Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca, Merck, and Vertex Pharmaceuticals, or Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, including BARDA, DARPA, NIH, CEPI and the Bill & Melinda Gates Foundation.
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
The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 23 programs. These span 28 different proteins or protein complexes: 11 different antigens (including virus-like particles) for infectious disease vaccines; two different cancer vaccines, one personalized cancer vaccine addressing neoantigens and one for a shared cancer antigen; four different immuno-modulator targets (including membrane and systemically secreted proteins) for immuno-oncology programs; one secreted, local regenerative factor for a heart failure program; five secreted or cell surface proteins of diverse biology (an antibody, an engineered protein hormone, a lysosomal enzyme, a secreted cytokine and a cell surface receptor); and four intracellular enzymes for rare disease programs. The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.
The following chart shows our current pipeline of 24 development candidates across our 23 programs, grouped into modalities-first the 2 core modalities where we believe we have reduced the technology risk, followed by the 4 exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines.

Modality	ID #	Program *Indication*	Preclinical development	Phase 1	Phase 2	Phase 3 and commercial	Moderna rights
Core modalities							
Prophylactic vaccines	mRNA-1647	Cytomegalovirus (CMV) vaccine					Worldwide
	mRNA-1893	Zika vaccine					Worldwide ***BARDA** funded*
	mRNA-1172	Respiratory syncytial virus (RSV) vaccine					**Merck** to pay milestones and royalties
	mRNA-1777	Respiratory syncytial virus (RSV) vaccine					
	mRNA-1653	Human metapneumovirus and parainfluenza virus 3 (hMPV/PIV3) vaccine	Phase 1 (healthy volunteers)	Phase 1b (seropositives)			Worldwide
	mRNA-1345	Pediatric respiratory syncytial virus (RSV) vaccine *Future respiratory combo*					Worldwide
	mRNA-1851	Influenza H7N9 vaccine					Worldwide *Advancing subject to outside funding*
	mRNA-1189	Epstein-Barr virus (EBV) vaccine					Worldwide
	mRNA-1273	Novel coronavirus (SARS-CoV-2) vaccine					Worldwide ***CEPI** funded*
Systemic secreted & cell surface therapeutics	mRNA-1944	Antibody against Chikungunya virus					Worldwide ***DARPA** funded*
	AZD7970	Relaxin *Heart failure*					50-50 U.S. profit sharing; **AZ** to pay royalties on ex-U.S. sales
	mRNA-3630	α-GAL *Fabry disease*					Worldwide
	mRNA-6981	PD-L1 *Autoimmune hepatitis*					Worldwide
	mRNA-6231	IL-2 *Autoimmune disorders*					Worldwide
Exploratory modalities							
Cancer vaccines	mRNA-4157	Personalized cancer vaccine (PCV)					50-50 global profit sharing with **Merck**
	mRNA-5671	KRAS vaccine					50-50 global profit sharing with **Merck**
Intratumoral immuno-oncology	mRNA-2416	OX40L *Solid tumors/lymphoma* *Advanced ovarian carcinoma (Ph 2 cohort)*	Solid tumors/ lymphoma	Ovarian			Worldwide
	mRNA-2752	OX40L/IL-23/IL-36γ (Triplet) *Solid tumors/lymphoma*					Worldwide
	MEDI1191	IL-12 *Solid tumors*					50-50 U.S. profit sharing; **AZ** to pay royalties on ex-U.S. sales
Localized regenerative therapeutics	AZD8601	VEGF-A *Myocardial ischemia*					AZ to pay milestones and royalties
Systemic intracellular therapeutics	mRNA-3704	MUT *Methylmalonic Acidemia (MMA)*					Worldwide
	mRNA-3927	PCCA/PCCB *Propionic Acidemia (PA)*					Worldwide
	mRNA-3283	PAH *Phenylketonuria (PKU)*					Worldwide
	mRNA-3745	G6Pase *Glycogen Storage Disease Type 1a (GSD1a)*					Worldwide

Portfolio-wide evidence in support of our platform and approach
We have generated significant learnings across our portfolio that we believe provide compelling support for our approach and pipeline across a broad array of human diseases.
We have generated safety and tolerability data, and demonstrated immunogenicity in the clinic for multiple programs in our core modality of prophylactic vaccines
We have nine development candidates in various stages of preclinical or clinical development (two of which are being developed by our strategic collaborator Merck) in the prophylactic vaccines modality, which is one of our core modalities. In addition, we have two development candidates for H10N8 vaccine and Chikungunya vaccine which are not being progressed any further, pending government or other agency funding. Of these development candidates, the CMV vaccine mRNA-1647 is the most advanced with an ongoing Phase 2 trial. Among our prophylactic vaccines, we have generated clinical safety and tolerability data in more than 1,000 subjects. In addition, we have observed the ability in clinical trials to elicit neutralizing antibodies to viral antigens from six prophylactic vaccine programs to date; our two influenza vaccines, the RSV vaccine being developed in collaboration with Merck, the Chikungunya vaccine being developed in collaboration with DARPA, our hMPV/PIV3 vaccine, and our CMV vaccine, both the preclinical models and immune responses in humans showed increased antibody levels to pathogenic viral antigens.

We have demonstrated the ability to manufacture clinical supplies for our core modality of prophylactic vaccines in less than 30 days

The mRNA-1273 program is to develop a vaccine against SARS-CoV-2. Clinical supply for this mRNA vaccine was designed and manufactured in 25 days.

We have generated safety, tolerability, and pharmacology data in the clinic for the lead program in our core modality of systemic secreted and cell surface therapeutics

We have demonstrated the ability of cells preclinically to make and secrete antibodies and soluble modulating factors that exert their pharmacologic activity by binding to targets and in some cases, having a signaling effect. We have five development candidates this this core modality. We have generated safety and tolerability data for the antibody against Chikungunya virus program (mRNA-1944) in a Phase 1 clinical trial. There have been no serious AEs in the study. All AEs were transient and resolved spontaneously without treatment. We have clinically demonstrated dose-related increases in antibody levels produced, which were at protective levels at all doses, and we have demonstrated that these antibodies were functional by way of neutralizing activity against Chikungunya virus. For our Relaxin program, we have demonstrated an ability to make relaxin as a secreted and engineered protein, which can impact heart failure in preclinical models.

We continue to describe safety and tolerability in clinical trials from hundreds of subjects for programs in our exploratory modalities

The translation of preclinical safety and tolerability into the clinic is a key step for each of our programs and in totality supports the creation of a new class of medicines. We continue to generate safety and tolerability data across ten investigational medicines in four different exploratory modalities.

We have demonstrated pharmacologic effect in the clinic for certain of our exploratory modalities through immunological responses
For PCV (mRNA-4157), which is the most advanced program in clinical development within the cancer vaccines modality, we have observed antigen specific T cell responses in some patients. In the ongoing clinical trial for OX40L (mRNA-2416) in the intratumoral immuno-oncology modality, we have observed early indications of the ability to impact the tumor microenvironment from tumor regression in injected lesions and an adjacent uninjected lesion.
We have demonstrated the ability of our intratumoral immuno-oncology programs to transform immunologically cold tumor microenvironments in preclinical studies for our OX40L Triplet (OX40L/IL-23/IL-36γ), and IL-12 programs. These responses include long-term T cell responses that eliminate tumors in animal models and makes them able to combat a second tumor challenge, indicating immunological memory. We also have preclinical evidence of immunological responses for programs in our cancer vaccines modality, including personalized cancer vaccines and KRAS vaccine.
We have demonstrated pharmacologic effect for certain of our exploratory modalities through enzyme-driven changes in metabolic phenotypes

We have tested our ability to impact metabolic phenotypes via the expression of over 24 different types of proteins. We have also progressed four development candidates, methylmalonic acidemia, or MMA, propionic acidemia, or PA, phenylketonuria, or PKU, and Fabry disease, through early preclinical development efforts. We have demonstrated the ability of our mRNA development candidates to drive metabolic change in animal models for MMA, PA, PKU, and Fabry disease.

We have produced a diverse set of proteins across both core and exploratory modalities

Our scientists, in conjunction with scientists from Merck and AstraZeneca and other strategic collaborators, have tested over 12,000 unique mRNA sequences in in vitro and in vivo preclinical studies. This includes over 500 in vivo preclinical studies that were designed to show evidence of pharmacologic effect or the production of the desired protein. These studies included the following types of proteins:

•	Extracellular soluble ligands (e.g., VEGF, IL-12, Relaxin, IL-2 and erythropoietin);

•	Antibodies (e.g., immunoglobulins, which are composed of two light chain and two heavy chain proteins);

•	Extracellular protein complexes (e.g., Chikungunya virus-like particles);

•	Membrane proteins, in some cases as multimers (e.g., F protein, glycoprotein B, CMV pentamer, OX40L and PL-L1);

•	Intracellular soluble protein complexes (e.g., methylmalonic-CoA mutase homodimer and propionyl-CoA carboxylase heterododecamer);

•	Intracellular membrane proteins with activating mutations (e.g., STING); and

•	Neoantigens presented to the immune system as short peptides.

Fifteen first-in-human trials since December 2015 and clinical material supply

We invest in capabilities and infrastructure that enable us to execute at scale. We first dosed a subject in a clinical trial in December 2015. We or our strategic collaborators have achieved first-in-human for fifteen different mRNA investigational medicines. Eleven of those programs were run and sponsored by us.
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
Conclusion
We believe that this body of preclinical and clinical data are indicative of our significant progress, and provides a strong foundation for our ongoing mission to create a new class of medicines for patients.

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
I. PROGRAM DESCRIPTIONS IN OUR PROPHYLACTIC VACCINES MODALITY
We designed our prophylactic vaccines modality to prevent or control infectious diseases. Since we nominated our first program in late 2014, this modality has grown to currently include nine active programs, all of which are vaccines against viruses. The goal of any vaccine is to safely pre-expose the immune system to a small quantity of a protein from a pathogen, called an antigen, so that the immune system is prepared to fight the pathogen if exposed in the future, and prevent infection or disease.
Within this modality, our portfolio includes programs for both commercial and global health uses. We have strategic alliances with Merck on select commercial vaccines, and with the Biomedical Advanced Research and Development Authority, or BARDA, the Defense Advanced Research Projects Agency, or DARPA, the National Institutes of Health, or NIH, as well as the Coalition for Epidemic Preparedness Innovations, or CEPI, on global health vaccine programs.
Our global public health portfolio is focused on epidemic and pandemic diseases in which funding has been sought from government and non-profit organizations. Given current funding and priorities, the influenza H10N8 vaccine (mRNA-1440) and chikungunya vaccine (mRNA-1388) are being deprioritized at this time and removed from the active pipeline, contingent upon future funding. Discussions on funding the influenza H7N9 vaccine (mRNA-1851) through approval are ongoing.
Our prophylactic vaccine pipeline is shown below:

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
We believe that the positive safety and immunogenicity data obtained from six separate Phase 1 clinical trials with our prophylactic vaccines, including the most recent results with our CMV vaccine candidate (mRNA-1647), have provided support for a reduced risk profile with respect to key aspects of our approach and technology in infectious disease vaccines. We believe the clinical data demonstrate that our proprietary vaccine technology is generally well-tolerated and can elicit durable immune responses to viral antigens. We have discussed the platform nature of our vaccine technology with FDA, including our body of non-clinical and Chemistry, Manufacturing and Controls ("CMC") experience and they have provided specific guidance on how to leverage our body of non-clinical data generated using the vaccine platform, potentially expediting preclinical development of our novel vaccines. We have designated prophylactic vaccines as a core modality. We also believe we have demonstrated the ability to leverage common technological and digital platforms and a flexible manufacturing infrastructure to advance a large portfolio quickly and in parallel. Therefore, consistent with our portfolio strategy, we are expanding our portfolio of vaccines against important infectious diseases. In early 2020, we introduced three new development candidates, in this modality, mRNA-1345 for the prevention of pediatric respiratory disease caused by RSV, mRNA-1189 for the prevention of EBV infection and associated diseases and mRNA-1273 for the prevention of disease caused by SARS-CoV-2. Each of these programs is described in detail below, along with the other programs in this core modality.

PROPHYLACTIC VACCINES MODALITY: COMMERCIAL PROGRAMS
RSV vaccine (mRNA-1777 and mRNA-1172): Summary
mRNA-1777 RSV vaccine program completed dosing in a Phase 1 clinical trial; our strategic collaborator Merck has initiated Phase 1 clinical trial with mRNA-1172 which has been shown to have enhanced potency in preclinical studies.
Respiratory syncytial virus, or RSV, is one of the most common causes of respiratory disease in infants and the elderly. More than 86,000 children and about 177,000 older adults are hospitalized due to RSV associated respiratory infections each year in the United States. To date, no effective vaccine to prevent RSV has been approved, and the only approved prophylaxis treatment is limited to the monoclonal antibody palivizumab, marketed as Synagis in the United States for pediatric patients at high risk for RSV infection. In collaboration with Merck, we designed mRNA-1777 to encode a membrane-anchored version of stabilized prefusion F protein, the main target of potently neutralizing and protective antibodies. This vaccine is administered as a single dose with no boost. We conducted the Phase 1 trial for mRNA-1777 in Australia. mRNA-1172 or V172 has been shown to have enhanced potency in preclinical studies compared to mRNA-1777. Therefore further development on mRNA-1777 has been paused and Merck has initiated a Phase 1 trial in the United States for mRNA-1172.
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
mRNA-1172 includes an mRNA encoding for an engineered form of the RSV F glycoprotein in a Merck proprietary LNP.
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

Serum neutralizing titers for mRNA-1777 in non-human primate study
Panel (A)
Lung viremia detected post challenge in non-human primate study with mRNA-1777
Panel (B)
Recent studies in cotton rats and AGM demonstrate immunogenicity of mRNA-1172. The data for a study in AGM are shown below. In this study, two groups of AGM (4 per group) were vaccinated intramuscularly with the same dose level of vaccine, a fifth group was infected with 5.5 log10 plaque forming units, or pfu, of RSV strain A2 intranasally as a positive control, and a sixth group received no vaccine as a naïve control, each on weeks 0,4, and 8. Serum neutralizing antibody titers were measured on the indicated weeks and are shown in panel C. In this study, mRNA-1172 was shown to be significantly more potent than mRNA-1777.
Serum Neutralizing titers for mRNA-1172 and mRNA-1777 in non-human primate study

RSV vaccine (mRNA-1777 & mRNA-1172): Clinical data
The Phase 1 trial for mRNA-1777 in Australia generated safety and tolerability data and demonstrated immunogenicity and has been completed; further development of mRNA-1777 has been paused pending data from the ongoing Phase 1 trial for mRNA-1172 sponsored by Merck
The Phase 1 trial for RSV vaccine has met its objectives of assessing the safety and tolerability profile of mRNA-1777 versus placebo including capturing solicited and unsolicited local and systemic adverse events. The Phase 1 trial for RSV vaccine has also demonstrated immunogenicity and we have observed a humoral immune response as measured by neutralizing antibody titers against RSV A for dose levels one, two, and three of mRNA-1777.
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
The study was conducted in two parts. Part A evaluated healthy younger subjects (ages > 18 and < 49 years) and Part B evaluated healthy older subjects (ages > 60 and < 79 years). There were four dose levels, where the highest dose, or dose four, was twelve times the lowest dose, or dose one, and dose three, the second highest dose, was eight times the lowest dose. In Part A, dose levels one, two, and three were evaluated. The safety data from the sentinel safety group for each dose level was reviewed before permitting enrollment of the expansion group within that dose level cohort. The safety data of each expansion group was reviewed before permitting dose escalation/enrollment of the sentinel safety group at the next dose level. In Part B, all four dose levels were evaluated. The first sentinel dose cohort was triggered after review of the first sentinel dose level cohort in Part A. The safety data from the sentinel safety group for each dose level cohort was reviewed before permitting enrollment of the expansion group within that dose level cohort. The safety data of each expansion group was reviewed before permitting dose escalation/enrollment of the sentinel safety group at the next dose level. Part B includes the highest dose level, dose four, which was enrolled after review of the available safety and immunogenicity data of the preceding Part B dose level cohorts. Expansion groups in Part A and B were both randomized 3:1 mRNA-1777: placebo.
This 200-subject study has been completed. As of April 9, 2018, we have the majority of data through three months (90 days) post-vaccination for younger subjects in dose levels one and two, and for older subjects in doses one, two, and three. Based on the interim data as of April 2018, dose levels one, two, and three of mRNA-1777 were observed to elicit a humoral immune response as measured by neutralizing antibody titers against RSV A, neutralizing antibody titers against RSV B (dose level three only, dose levels one and two have yet to be assayed), absolute serum antibody titers to RSV prefusion F protein and RSV postfusion F protein, and competing antibody titers to RSV prefusion F protein in a dose-dependent manner up to dose level two in both younger and older subjects. The immune response measured by neutralizing antibody titers against RSV A in older adults that received dose level three of mRNA-1777 was not higher than that of the subjects that received dose level two. We have observed an increase in neutralizing antibody titers relative to placebo in younger adult subjects in panel A and older adult subjects in panel B who received our RSV vaccine, as shown in the figure below. In the figure, geometric mean titer and 95% confidence interval are depicted by time for neutralizing antibody titers against RSV A for older and younger subjects. At day ninety, between 10 and 19 healthy younger subjects and between 11 and 27 healthy older subjects were tested at each dose level.

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
Based on the interim safety, tolerability, and immunogenicity data in collaboration with Merck, we have opted to pause further development of mRNA-1777. Merck is conducting a Phase 1 trial with mRNA-1172 in the United States.

CMV vaccine (mRNA-1647): Summary
Our CMV program targets congenital CMV infections to reduce or prevent birth defects
Congenital cytomegalovirus, or CMV, infection is the leading cause of birth defects in the United States. Despite several attempts, to date, there is no vaccine approved to prevent congenital transmission of CMV. We believe that in addition to the glycoprotein B, or gB, protein antigen, a successful CMV vaccine would need to include the Pentamer, a 5-protein membrane-bound antigen complex required for epithelial, endothelial, and myeloid cell infection by the virus. A CMV vaccine containing the Pentamer as a recombinant protein or a replication defective virus is complex to make and scale. We used our platform to generate an mRNA vaccine designed to make the Pentamer in its natural membrane-bound conformation. This investigational medicine is designed to prevent or control CMV infection and includes five mRNAs encoding for the Pentamer, as well as one mRNA encoding for CMV gB that has previously demonstrated partial clinical efficacy. The Phase 1 trial for mRNA-1647 has generated safety and tolerability data, and demonstrated immunogenicity. As of September 2019, interim data from the Phase 1 trial indicated that the vaccine was generally well-tolerated. There were no vaccine-related serious adverse events. The most common solicited local adverse reaction, or AR, was injection site pain. The most common solicited systemic ARs were headache, fatigue, myalgia and chills. A dose-related increase in neutralizing antibody titers was observed in CMV-seronegative participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels. Based on the interim data from the Phase 1 trial, we have initiated a Phase 2 trial for mRNA-1647 in the United States.
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
CMV vaccine (mRNA-1647): Clinical data
We have demonstrated safety and tolerability and generated immunogenicity data in our Phase 1 trial; based on the interim Phase 1 data, we have initiated a Phase 2 trial with mRNA-1647
We announced positive data from the second interim analysis of the Phase 1 clinical trial of mRNA-1647, which has completed enrollment and is evaluating the safety and immunogenicity of mRNA-1647 in 181 healthy adult volunteers. The clinical trial population includes those who are naïve to CMV infection (“CMV-seronegative”) and those who had previously been infected by

CMV (“CMV-seropositive”). Participants were randomized to receive either placebo, or 30, 90, 180 or 300 µg of mRNA-1647 on a dosing schedule of 0, 2 and 6 months. This second planned interim analysis assessed safety and immunogenicity of the first three dose levels (30, 90, and 180 µg) at seven months (one month after the third vaccination), and the highest dose level (300 µg) at three months (one month after the second vaccination). Neutralizing antibody titers (levels of circulating antibodies that block infection) were assessed in two assays utilizing epithelial cells and fibroblasts, which measure immune response to the pentamer and gB vaccine antigens, respectively. gB antigen-specific T cell responses after the second and third vaccinations were measured in a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels utilizing an ELISpot assay. Pentamer-specific T cell assays remain in development. Vaccine-induced neutralizing antibody responses in the CMV-seronegative group were compared to the baseline neutralizing antibody titers in the CMV-seropositive group, noting that prior maternal CMV infection is associated with an approximately 30-fold lower risk of congenital CMV infection compared to the risk in the setting of maternal primary CMV infection.
In CMV-seronegative participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels:
A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.
After the third vaccination, neutralizing antibody titers against epithelial cell infection were greater than 10 times higher in the 90 and 180 µg dose levels than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.
After the third vaccination, neutralizing antibody titers against fibroblast infection were 1.3 to 1.4 times higher than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.
In CMV-seropositive participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels:
A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.
The third vaccination boosted neutralizing antibody titers against epithelial cell infection to levels of 22-fold to 40-fold over baseline titers in all dose levels.
The third vaccination boosted neutralizing antibody titers against fibroblast infection to levels of approximately 4-fold to 6-fold over baseline titers in all dose levels.
Participants receiving 300 µg of mRNA-1647 followed through three months (one month after the second vaccination) continued to show consistent dose-dependent increases in neutralizing antibodies against epithelial cell infection and against fibroblast infection in both CMV-seronegative and CMV-seropositive groups. Safety and tolerability in participants receiving 300 µg of mRNA-1647 was comparable to that observed at the 180 µg dose level. In a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels, gB antigen-specific T cell activation was observed at all dose levels after the second and third vaccinations.
A safety analysis indicated that the vaccine was generally well-tolerated. There were no vaccine-related serious adverse events. The most common solicited local adverse reaction, or AR, was injection site pain. The most common solicited systemic ARs were headache, fatigue, myalgia and chills. Fever was reported in 0-55% of CMV-seronegative treatment groups and in 8-67% of CMV-seropositive treatment groups. In general, solicited systemic ARs occurred less frequently after the third vaccination compared to the second, and were more common in the CMV-seropositive cohorts compared to the CMV-seronegative cohorts. Grade 3 solicited ARs were more common in CMV-seropositive participants, and were fatigue (0-27% of a given dose cohort), chills (0-27% of a given dose cohort) and fever (0-33% of a given dose cohort). As reported in the previous interim analysis, there was a single Grade 4 AR of an isolated lab finding of elevated partial thromboplastin time, which was elevated at baseline (Grade 1) and self-resolved on the next lab test with no associated clinical findings. Safety and tolerability data at the 300 µg dose level were generally similar to that observed at the 180 µg dose level.
Although the small sample size limits the conclusions that can be drawn from the data, the findings from this interim analysis build on an earlier interim analysis of safety and immunogenicity data through one month after the second vaccination in the 30, 90 and 180 µg dose levels. A 12-month interim analysis of safety and immunogenicity, which will report safety and immunogenicity results through six months after the third vaccination, is pending.
Phase 2 Start and Phase 3 Planning
mRNA-1647 is the first mRNA vaccine for an infectious disease to enter a Phase 2 study. The randomized, observer-blind, placebo-controlled, dose-confirmation Phase 2 study will investigate the safety and immunogenicity of mRNA-1647 in approximately 252 healthy CMV-seronegative and CMV-seropositive adult volunteers in the U.S. Participants are randomized to receive either placebo, or 50, 100, or 150 µg mRNA-1647 on a dosing schedule of 0, 2 and 6 months. This Phase 2 study is testing the intended Phase 3 formulation, which contains the same lipid nanoparticle (“LNP”) used in the Phase 1 study. The first interim analysis will evaluate safety and immunogenicity at three months (one month after the second vaccination) and is intended to inform Phase 3 dose selection.
We are actively preparing for a global randomized, observer-blind, placebo-controlled Phase 3 pivotal study to evaluate the efficacy of mRNA-1647 against primary CMV infection in women of childbearing age. We have solicited and received Type C meeting feedback from the U.S. Food and Drug Administration (“FDA”) on the preliminary design of the pivotal trial. We believe this can be achieved with a trial with no more than 8,000 participants and feasibility assessments of study sites has already begun across North America and Europe. The pivotal trial design will be finalized after discussion with the FDA and other global health authorities. Manufacturing and planning are already underway for the pivotal Phase 3 study, which we expect to start in 2021. Additional lot-to-lot consistency and adolescent bridging clinical trials are being planned.
hMPV/PIV3 vaccine (mRNA-1653): Summary
We are developing a vaccine to address two viruses that are leading causes of respiratory infection
Human metapneumovirus, or hMPV, and human parainfluenza virus 3, or PIV3, are important causes of respiratory tract infections in children. Despite the substantial impact hMPV and PIV3 have on human health, attention and research on these viruses have lagged relative to RSV. To date, no vaccine to prevent hMPV or PIV3 infections has been approved. Our platform allows us to combine mRNAs encoding antigens for the two pathogens in one combination vaccine, enabling a single vaccine that could protect against both respiratory infections. In our approach, we utilize mRNA sequences encoding for the membrane fusion (F) glycoproteins, or F proteins, for each of the viruses. We have generated safety, tolerability, and immunogenicity data from the Phase 1 trial for mRNA-1653 in the United States which has been completed. Based on this data, we have a Phase 1b trial for mRNA-1653 ongoing in the United States in healthy adults and children aged 12-36 months.
hMPV/PIV3 vaccine (mRNA-1653): Disease overview
hMPV and PIV3 have a substantial impact on human health yet have lagged in research and attention relative to RSV
There is no approved vaccine for hMPV although this RNA virus has been determined to be one of the more frequent causes of upper and lower respiratory tract infections. hMPV has been detected in 4% to 15% of patients with acute respiratory infections. hMPV causes disease primarily in young children but can also infect adults, the elderly, and immunocompromised individuals. Clinical signs of infection range from a mild upper respiratory tract infection to life-threatening severe bronchiolitis and pneumonia. hMPV was discovered in 2001 and identified as a leading cause of respiratory infection.
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

hMPV/PIV3 vaccine (mRNA-1653): Our product concept
Our approach is to develop a combination vaccine for all infants and toddlers
mRNA-1653 is a single investigational vaccine consisting of two distinct mRNA sequences that encode the membrane F proteins of hMPV and PIV3, co-formulated in our proprietary LNP as shown in the figure below.
hMPV/PIV3 vaccine (mRNA-1653): Preclinical information
Our mRNA vaccine is immunogenic in multiple species
We have evaluated multiple combinations for hMPV/PIV3 mRNA vaccines encoding full-length F proteins for hMPV and PIV3 viruses in mice, Sprague Dawley rats, cotton rats, and African green monkeys, or AGM, each following intramuscular, or IM, injection. These studies demonstrate that mRNA encoding for F proteins from these viruses induce robust neutralizing antibody titers in all species tested. For example, neutralizing antibody titers for mRNA encoding for F proteins of hMPV and PIV3 encapsulated in LNP in mice are shown in the figure below. C57Bl/6 mice were immunized with 0.33, 2, or 12 µg of formulated material intramuscularly on study days 1 and 29. Neutralizing antibody titers were measured in serum collected on day 43. Results are represented as geometric mean titers, or GMT, of seven mice per group. In the figure below, neutralizing antibody titers in mice after immunization with mRNA for hMPV and PIV3 in our proprietary LNP by hMPV (left panel) and PIV3 (right panel) are depicted along with the lower limit of quantification, or LLOQ, of the assay.

Neutralizing antibodies are thought to be important for protection against hMPV and PIV3. The titer of neutralizing antibodies induced by natural infection from hMPV or PIV3 can be used to benchmark the titers induced by our hMPV/PIV3 vaccine in preclinical models and in our clinical trial. We determined the geometric mean neutralizing antibody titer for 15 seropositive adult donors to be 3,807 (range 499 to 20,751) for hMPV, and 263 (range 47 to > 1024) for PIV3. Our hMPV/PIV3 mRNA vaccine induces a similar neutralizing antibody titer in mice after 2 vaccinations of the dose levels evaluated as shown in the figure above, and we believe it has the potential to confer protection in humans.
We have demonstrated that our hMPV and PIV3 mRNA combination vaccine does not lead to vaccine-enhanced respiratory disease (evaluated in cotton rats) and is protective against hMPV or PIV3 viral challenge (evaluated in cotton rats and AGM).
hMPV/PIV3 vaccine (mRNA-1653): Clinical data
We have generated safety, tolerability, and immunogenicity data from a Phase 1 trial in the United States which has been completed; based on the data, we have a Phase 1b trial in healthy adults and children aged 12-36 months ongoing in the United States
The mRNA-1653 Phase 1 study is a blinded, randomized, observer-blind, placebo-controlled, dose ranging first-in-human study to evaluate the safety and tolerability, reactogenicity, and immunogenicity of mRNA-1653 in healthy adult subjects in the United States. The study evaluates four dose levels of mRNA-1653 (25, 75, 150, and 300 µg) administered intramuscularly at day one and month one, with the one-month immunization randomized to be mRNA-1653 or placebo in the dose selection phase of the study.
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
The schematic of the trial is shown in the figure below. In the dose-escalation phase, there was sequential enrollment into one of the four dose levels of mRNA-1653 or placebo. Advancement to the next dose level was permitted after an internal safety review. In the dose-escalation phase, five subjects were randomly assigned in a 4:1 ratio to receive mRNA-1653 or placebo. The safety monitoring committee, or SMC, reviewed safety data after dose-escalation enrollment was completed to permit enrollment into the dose-selection phase at the three highest dose levels with acceptable safety profiles. In addition, the SMC periodically reviewed safety data during the dose-selection phase.
124 subjects were enrolled in the study and subjects received both doses. Based on an unblinded evaluation of safety data from the dose-escalation phase by the SMC, the three highest dose levels (75, 150, and 300 µg) were evaluated in the dose-selection phase. The study has been completed.
Interim data from the Phase 1 trial showed that a single vaccination with mRNA-1653 boosted serum neutralization titers against hMPV and PIV3, and that the magnitude of the boost was similar at all dose levels tested. Consistent with prior exposure to hMPV and PIV3, all study participants had neutralizing antibodies against both viruses at baseline. One month after a single mRNA-1653 vaccination, the hMPV neutralization titers were approximately six-fold greater than baseline and PIV3 neutralization titers were approximately three-fold greater than baseline (based on geometric mean ratios). A second mRNA-1653 vaccination one month after the first vaccination did not further boost antibody titers. In addition, the interim data showed that hMPV and PIV3 serum neutralizing antibody titers remained above baseline through seven months. mRNA-1653 was found to be generally well tolerated. No SAEs, adverse events of special interest, or adverse events leading to withdrawal were reported. Injection site pain was the most commonly reported AE and the most common grade 3 AE.
We are conducting a Phase 1b trial to evaluate mRNA-1653 in healthy adults and children aged 12-36 months. The Phase 1b trial is a randomized, observer-blinded, placebo-controlled, dose-ranging trial to evaluate the safety and immunogenicity of two dose levels of mRNA-1653 in healthy adults (18-49 years of age) and three dose levels in children (12-36 months of age) with serologic evidence of prior hMPV and PIV3 exposure. As of February 12, 2020, 24 adults were randomized in the ratio 1:1:1 to receive two doses of 30 μg of mRNA-1653, 150 μg of mRNA-1653, or placebo two months apart.
Pediatric RSV vaccine (mRNA-1345): Summary
We are developing a pediatric RSV vaccine which we intend to ultimately combine with mRNA-1653, our hMPV/PIV3 vaccine, to address a wide array of viral respiratory illness in young children.
RSV is one of the most common causes of respiratory disease in infants and children under the age of five. Together with human metapneumovirus (“hMPV”) and human parainfluenza virus 3 (“PIV3”), the three viruses represent the majority of the causes of respiratory tract infections in children. To date, no vaccine to prevent any of these three infections has been approved. Our platform allows us to combine mRNAs encoding multiple antigens in one vaccine, utilizing mRNA sequences encoding for the membrane fusion (F) glycoproteins (“F proteins”) for each of the viruses. We believe we can develop a single vaccine that could protect against all three respiratory infections in young children. We intend to develop mRNA-1345 independently in early clinical development, and subsequently to evaluate its use in combination with mRNA-1653.
To date, no effective vaccine to prevent RSV has been approved, and the only approved prophylactic treatment is the monoclonal antibody (“mAb”) palivizumab, marketed as SYNAGIS in the United States for pediatric patients at high risk for RSV infection. The pediatric RSV vaccine mRNA-1345 is being developed for active immunization of young children to protect them from RSV-associated respiratory disease. Like our RSV development candidates in collaboration with Merck, mRNA-1777 and mRNA-1172 or Merck V172, the pediatric RSV vaccine mRNA-1345 encodes a membrane-anchored version of the stabilized prefusion F protein, the main target of potently neutralizing and protective antibodies. mRNA-1345 was engineered for increased expression and immunogenicity relative to mRNA-1777, and the mRNA and protein sequence of mRNA-1345 are distinctive from both mRNA-1777 and mRNA-1172 or Merck V172. The pediatric RSV vaccine mRNA-1345 is formulated in our proprietary LNP and is being developed solely by us. Under the terms of our collaboration with Merck, we retain the right to commercialize certain mRNA vaccines for the prevention of RSV infection in populations of up to 12 years of age when in combination with our hMPV and PIV3 vaccine (mRNA-1653).
Pediatric RSV vaccine (mRNA-1345): Disease overview
RSV is the leading cause of unaddressed severe lower respiratory tract disease and hospitalization in infants and young children worldwide.
RSV is a common cause of respiratory tract illness, with most children infected at least once by two years of age. The virus is transmitted primarily via contamination of environmental surfaces with infectious secretions, and symptoms typically begin within several days of exposure. The illness may manifest as wheezing, bronchiolitis, pneumonia, hospitalization or even death. In the United States, it is estimated that over two million children younger than five years of age receive medical attention and more than 86,000 are hospitalized due to RSV infection annually. Globally, it is estimated that RSV is responsible for over approximately 33 million episodes of acute lower-respiratory tract infection, 3.2 million hospitalizations and as many as 118,000 deaths per year in children younger than five years of age. Infections with RSV follow a seasonal pattern, occurring primarily in the Northern Hemisphere between the months of November and April, and primarily in the Southern Hemisphere between the months of March and October.

Pediatric RSV vaccine (mRNA-1345): Our product concept
Prevent RSV disease in young children with an improved RSV antigen and our proprietary LNP formulation in the context of a combination vaccine that prevents other viral respiratory illnesses.
The pediatric RSV vaccine mRNA-1345 encodes an engineered form of the RSV F proteins stabilized in the prefusion conformation and is formulated in our proprietary LNP. The F protein is present as a homotrimer on the surface of RSV. The prefusion conformation of the F protein interacts with a host cell membrane, and the conformational change from prefusion to postfusion drives virus fusion with a host cell. The majority of RSV-specific neutralizing antibodies in convalescent people are directed to epitopes present only on the prefusion conformation of the F protein. The prefusion state of the F protein elicits a superior neutralizing antibody response compared to the postfusion state in animal studies conducted by others. A schematic of the prefusion F protein on the surface of a host cell, with sites recognized by neutralizing antibodies, is depicted in the figure below; the inset on the left of the figure shows the intended design of the mRNA formulated in our proprietary LNP, the same LNP formulation as mRNA-1653, and the inset on the right shows the intended prefusion F protein on the surface of the cell. We believe that neutralizing antibodies elicited by mRNA-1345 may lead to an efficacious RSV vaccine in young children.
Pediatric RSV vaccine (mRNA-1345): Preclinical information
We evaluated expression and conformation of the F protein by treating cultured cells with mRNA from mRNA-1345 and measuring F protein on the cell surface using a prefusion conformation-indicating mAb called AM14. The figure below shows that prefusion F protein is detected on cells treated with mRNA-1345, and at a greater level than cells treated with mRNA-1777.

RSV-F expression by cultured cells treated with mRNA from mRNA-1345 or mRNA-1777

We have demonstrated that the pediatric RSV vaccine mRNA-1345 induces robust RSV neutralizing antibody titers in mice. For example, the left panel below shows the results of a study in which mice were immunized with different dose levels of mRNA-1345 intramuscularly on study days 1 and 21 and RSV neutralizing antibody titers were measured in serum collected on day 33. When compared to the results of a similar mouse study conducted with mRNA from mRNA-1777 formulated in the same proprietary LNP as mRNA-1345, the pediatric RSV vaccine mRNA-1345 was shown to be significantly more immunogenic. We believe we can leverage our body of non-clinical, clinical and CMC experience from our vaccine portfolio to expedite preclinical development of our pediatric RSV mRNA-1345 vaccine.

Serum neutralizing titers in mice for mRNA-1345 and for mRNA-1777 mRNA formulated in our same proprietary LNP

Clinical trials of a formalin-inactivated RSV vaccine conducted in the 1960s resulted in higher rates of severe RSV disease in vaccinated infants than in control infants, a finding referred to as vaccine enhanced respiratory disease (“ERD”). It is thought that nucleic acid-based vaccines, including mRNA, present a lower risk of ERD because of their biologic similarities with live virus. Given that the pediatric RSV vaccine mRNA-1345 is designed to enable intracellular production of prefusion F protein by a person’s own cells, we believe that it likely recapitulates the antigenic presentation and immune cell stimulation as seen with natural infection. Further, the mRNA-1777 RSV vaccine did not predispose for ERD in a cotton rat RSV model. To provide further confirmation that the pediatric RSV vaccine mRNA-1345 does not present a risk for ERD, additional preclinical studies will be conducted prior to clinical development of mRNA-1345 in RSV seronegative children or infants.
Pediatric RSV vaccine (mRNA-1345): Clinical plan
We plan to conduct a Phase 1 dose-ranging safety and immunogenicity trial for mRNA-1345 in healthy adults and proceed to RSV-seropositive children after a review of the adult data. Following the assessment of the results of this Phase 1 study and potential future dose-ranging studies in younger RSV-seronegative children, we plan to evaluate the timeline for the combination of mRNA-1345 with mRNA-1653, our hMPV/PIV3 vaccine, for further development as a combination RSV/hMPV/PIV3 vaccine.
Epstein-Barr Virus vaccine (mRNA-1189): Summary
Our EBV vaccine seeks to prevent the development of infectious mononucleosis and EBV infection.
EBV, a member of the herpesvirus family that includes CMV, infects approximately 90% of people by adulthood, with primary infection typically occurring during childhood and late adolescence (approximately 50% and 89% seropositivity, respectively) in the U.S. EBV is the major cause of infectious mononucleosis (“IM”) in the U.S., accounting for over 90% of the approximately 1-2 million cases of IM in the U.S. each year. IM can debilitate patients for weeks to months and, in some cases, can lead to hospitalization and splenic rupture. EBV infection is associated with the development and progression of certain lymphoproliferative disorders, cancers, and autoimmune diseases. In particular, EBV infection and IM are associated with increased risk of developing multiple sclerosis (“MS”), an autoimmune disease of the central nervous system. There is no approved vaccine or effective treatment for EBV. Similar to CMV, EBV has lytic and latent stages in its lifecycle and contains on its surface (envelope) multiple glycoproteins and glycoprotein complexes (gp350, gH/gL, gH/gL/gp42 and gB) that mediate virus entry and infection in different cell types. EBV gp350 mediates attachment to B cells through binding to the complement receptor 2 (“CR2”), followed by binding of the viral gH/gL/gp42 complex to human leukocyte antigen (“HLA”) class II. Infection of epithelial cells instead requires binding of gH/gL to a different set of receptors. For both B cell and epithelial cell entry, binding of an EBV gH/gL complex to a cell-specific receptor leads to activation of gB, which in turn facilitates virus-cell-membrane fusion and infection. gH/gL and gB comprise the core viral-fusion machinery conserved across all herpesviruses.
Similar to our CMV vaccine (mRNA-1647) product concept, we used our platform to generate an mRNA vaccine containing five mRNAs encoding for gp350, gB, gH, gL, and gp42, which are expressed in their native membrane-bound conformation for recognition by the immune system. We have observed preclinical immunogenicity in the form of high and durable levels of antigen-specific antibodies against both B cell and epithelial cell infection in mice and in non-human primates (“NHPs”). We intend to conduct a Phase 1 trial to test the safety and immunogenicity of the vaccine to understand its potential to prevent primary infection, and prevent IM following EBV infection, in seronegative adults.
Epstein-Barr Virus: Disease overview
EBV is the major cause (approximately 90%) of IM and has been associated with the development of a range of malignancies and autoimmune disorders.
EBV is a common herpesvirus that is spread through bodily fluids, most commonly saliva, and is contracted primarily by young children and adolescents. Adolescents and young adults seroconvert at high rates, particularly in college-aged populations (approximately 10-25% per year) resulting a seroprevalence of approximately 90% by the age of 20. After primary infection, the virus establishes latency and persists in that state for life in most infected individuals. The virus can reactivate intermittently over time even in immunocompetent hosts. The virus usually infects resting B cells in the oropharynx or epithelial cells, which line the mucosal surfaces of the body and in turn infect B cells. B cells disseminate systemically and act as a reservoir for latent virus. Primary infection can cause IM in 35% to 75% of instances, depending on age, and is characterized by symptoms requiring physician visits, including sore throat, lymph node swelling, fever, body aches and fatigue, often resulting in months of missed work and school for patients and caregivers.
There is currently no approved vaccine against EBV, but the potential of gp350 alone to reduce the rate of IM has already been clinically demonstrated. An experimental vaccine, developed by others, consisting of adjuvanted recombinant gp350 protein led to a reduction in the incidence of IM in 78% of the participants in a Phase 2 study of 181 healthy volunteers between the ages of 16-25. However, there was no significant difference between groups in protection against asymptomatic EBV infection. We believe that the addition of gH/gL and gB has the potential to provide protection against epithelial cell infection. We believe the immune response against gp350, gH/gL or gB has the potential to provide B cell protection, which may be further enhanced by the inclusion of gp42. By preventing infection in epithelial cells and B cells, this mRNA vaccine has the potential not only to significantly reduce the rate of IM, but also to prevent EBV infection.
EBV infection is associated with increased risk of developing certain cancers and multiple sclerosis. In Western industrialized countries, EBV is implicated in the development of post-transplant lymphoproliferative disorder conditions as well as multiple cancers, including Hodgkin’s lymphoma. Additionally, in those seropositive for EBV, development of infectious mononucleosis is associated with a greater than 2-fold increased relative lifetime risk of developing multiple sclerosis. In East Asia, EBV is associated with 80-99% of nasopharyngeal carcinomas that arise. In Africa, EBV is implicated in the development of approximately 95% of cases of endemic Burkitt’s lymphoma. Together, approximately 1.5% of worldwide cancer deaths are attributable to EBV-associated malignancies.

EBV vaccine (mRNA-1189): Our product concept
We are developing a vaccine with multiple antigens designed to prevent development of infectious mononucleosis and EBV infections.
Similar to our CMV vaccine (mRNA-1647) product concept, we believe that an effective EBV vaccine must generate an immune response to antigens that are required for viral entry in most of the susceptible cell types. We have thus designed our EBV vaccine, mRNA-1189, to elicit an immune response to EBV envelope glycoproteins gp350 as well as gB, gp42, and the gH/gL complex, which are required for infection of both epithelial and B cells. mRNA-1189 contains five mRNAs encoding the viral proteins gp350, gB, gp42, gH, and gL encapsulated in our proprietary LNPs. Proteins translated from our mRNA will be displayed on the cell surface in their native conformation, stimulating the production of neutralizing antibodies. By training the immune system to recognize and neutralize the machinery used to infect B and epithelial cells, we believe that our vaccine has the potential to prevent EBV primary infection and therefore the development of IM. Further, in the long-run, should our EBV vaccine be approved, we may pursue post-marketing and population studies to potentially evaluate its impact on other EBV-associated diseases. Our EBV vaccine utilizes the same proprietary platform technology as our CMV vaccine (mRNA-1647), which was generally well-tolerated and demonstrated durable neutralizing antibody titers higher than those measured in CMV-seropositive patients following up to three doses of mRNA-1647 in our Phase 1 trial.

EBV vaccine (mRNA-1189): Preclinical information
We have demonstrated the ability to induce antibodies against EBV antigens required for viral entry into B cells and epithelial cells.
Naïve Balb/c mice were given two doses of a vaccine against EBV antigens in combination approximately four weeks apart. Antibody titers against viral proteins involved in epithelial cell entry (gH/gL and gB) or B cell entry (gp350, gH/gL and gB) were measured in peripheral blood at day 57. Results shown here represent five animals per group and demonstrate high levels of antigen-specific immunoglobulin G (“IgG”) as compared to negative controls.

Day 57 post-vaccination

log10 antigen-specific IgG titer
6
4
2
0
gp350
gH/gL
gB
LOD
Negative control
Antigen-specific IgG

EBV vaccine (mRNA-1189): Clinical plan
We are planning a Phase 1 clinical trial to test the safety and immunogenicity of mRNA-1189 in seronegative adults.
We intend to conduct a Phase 1 trial to test the safety and immunogenicity of the vaccine to understand its potential to prevent primary infection, and prevent IM following EBV infection, in seronegative adults.

PROPHYLACTIC VACCINES: GLOBAL HEALTH PROGRAMS
Our global health portfolio for prophylactic vaccines seeks to leverage our mRNA technology to address epidemic and pandemic diseases. We are currently working with strategic collaborators such as BARDA, DARPA, and NIH to fund and support our programs within this area. The first programs in this portfolio, H10N8 vaccine and H7N9 vaccine, helped identify and overcome the technical challenges with mRNA vaccines and could eventually address pandemics for these viruses. We have also gone from mRNA sequence to a first-in-human trial for Zika vaccine in twelve months. As we continue to build infrastructure and capabilities in the Research Engine and Early Development Engine, we believe we can help address future pandemics rapidly. Given current funding and priorities, the influenza H10N8 vaccine (mRNA-1440) and chikungunya vaccine (mRNA-1388) are being deprioritized at this time, contingent upon future funding. Discussions on funding the Company’s influenza H7N9 vaccine program through approval are ongoing.
Through investment in our platform and manufacturing technology, we have established the capability to design and manufacture small batches of cGMP vaccines within 60 days. This has been clinically demonstrated by our Personalized Cancer Vaccine (“PCV”) program (mRNA-4157), for which we have demonstrated the ability to manufacture and release a “custom-designed” vaccine for an individual patient within 60 days of sequencing the patient’s tumor. We believe that this capability can be applied to rapidly produce clinical supply of mRNA vaccine candidates for early clinical studies. In collaboration with the Vaccine Research Center (“VRC”) and Division of Microbiology and Infectious Diseases (“DMID”) of the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (“NIH”), as well as the Coalition for Epidemic Preparedness Innovations (“CEPI”), we are pursuing the rapid manufacture of a vaccine to address the current SARS-CoV-2 outbreak. We have leveraged our learnings across our vaccines to design and manufacture clinical supplies for our SARS-CoV-2 vaccine in 25 days. SARS-CoV-2 was first identified in Wuhan, China on January 7, 2020.
SARS-CoV-2 vaccine (mRNA-1273): Summary
In collaboration with the NIH and CEPI we are rapidly developing a vaccine to address the SARS-CoV-2 outbreak.
In collaboration with the NIH and CEPI, we are applying our platform for rapid vaccine design and manufacture to produce a vaccine against SARS-CoV-2 virus in response to the currently emerging outbreak of SARS-CoV-2. SARS-CoV-2 is a novel coronavirus that has infected thousands of people since identification on January 7, 2020, spreading to multiple continents. In collaboration with the VRC, we are developing an mRNA-based vaccine designed to express the coronavirus Spike (S) protein based on the genomic sequence of SARS-CoV-2. On January 13, 2020, the NIH and our infectious disease research team finalized the sequence for the SARS-CoV-2 vaccine and we mobilized toward clinical manufacture. As of February 24, 2020, the first clinical batch has been shipped to and received by the NIH for use in their planned Phase 1 clinical trial in the U.S.
SARS-CoV-2: Disease overview
SARS-CoV-2 is a novel coronavirus with demonstrated animal-to-human and human-to-human transmission that has spread rapidly from China to multiple continents.
Coronaviruses are a family of viruses that can lead to respiratory illness, including Middle East Respiratory Syndrome (“MERS”) and Severe Acute Respiratory Syndrome (“SARS”). Coronaviruses are transmitted between animals and people and can evolve into strains not previously identified in humans. On January 7, 2020, SARS-CoV-2 was identified as the cause of pneumonia cases in Wuhan, China, and additional cases have been found in a growing number of countries.
Estimates from the World Health Organization as of February 19, 2020 indicate that there are approximately 75,000 confirmed cases in at least 25 countries and over 2,000 deaths worldwide. The suspected number of infections is likely to be substantially higher. It is important to note that there is not yet a good understanding of the rate of asymptomatic infection. Currently, there are no approved vaccines specific to SARS-CoV-2.
SARS-CoV-2 vaccine (mRNA-1273): Our product concept
We are developing a vaccine against the Spike protein complex to prevent SARS-CoV-2 infection.
In collaboration with the VRC, we have selected the viral Spike protein as the antigen for our SARS-CoV-2 vaccine (mRNA-1273). Our vaccine includes mRNA encoding the Spike protein, which we believe will form a homotrimeric complex on the cell surface as it does when expressed on the surface of coronavirus particles. The Spike protein complex is necessary for membrane fusion and host cell infection and has been the target of experimental vaccines against the coronaviruses responsible for MERS and SARS. We are leveraging our manufacturing platform to respond rapidly to the ongoing public health crisis.

SARS-CoV-2 vaccine (mRNA-1273): Representative preclinical information regarding a related coronavirus, MERS
We have demonstrated the ability to induce neutralizing antibodies that confer protection against viral challenge with a related coronavirus, MERS.
We have begun evaluating our SARS-CoV-2 vaccine construct in animal models, with further testing of the clinical batch expected shortly. In an existing collaboration with the VRC to develop a vaccine against MERS, we designed an mRNA-based vaccine targeting the prefusion-stabilized Spike protein.
In preclinical studies to assess the immunogenicity of the potential vaccine against MERS, rabbits were dosed with either one or two doses of vaccine (one dose plus a booster at day 21) and then challenged with MERS virus at day 42. At day 46, MERS viral load was measured in the throat and nose, and via bronchoalveolar lavage (“BAL”). We observed induction of neutralizing antibodies which were sufficient to affect an approximately 3-log reduction in viral titers in the nose, and approximately 4-log reduction in viral titers detected from BAL. Viral titers in the throat were reduced to the lower limit of detection.

MERS neutralizing antibody titer	MERS viral load Day 46 (4 days post-challenge)

10^4
10^3
10^2
10^1
EC50 (Log)
1 dose
2 doses
placebo
challenge
dose 2
dose 1
0
10
20
30
40
50
Day

10
8
6
4
2
0
Log10 copies/mL
1 dose
2 doses
placebo
LOD
Throat
Nose
BAL

H10N8 vaccine (mRNA-1440) and H7N9 vaccine (mRNA-1851): Summary
Our H10N8 and H7N9 investigational vaccines demonstrate the potential of our platform to respond to an influenza pandemic
Influenza is one of the most variable and deadly infectious diseases, ranging from 12,000-56,000 deaths per year in the United States alone. The antigens in circulating seasonal influenza strains change slightly, which is called antigenic drift, from one year to the next, necessitating a change in the vaccine to match the new strains. Potential pandemic influenza strains can arise very quickly from substantial changes in antigens, which is called antigenic shift, and because pre-existing immunity is nonexistent in some populations, they can be pathogenic. Addressing a potential pandemic requires the ability to produce an effective vaccine rapidly. We believe that our platform enables the rapid development of safe and effective vaccines. As a proof of concept, we developed vaccines for H10N8 and H7N9 avian influenza strains, where there is a quantitative correlate for protection in humans (hemagglutinin inhibition, or HAI, titer of > 1:40). We have observed tolerability and immunogenicity in Phase 1 clinical trials for both mRNA vaccines for H10N8 and H7N9 and have published preclinical and interim clinical data for H10N8 in Molecular Therapy in 2017 and Phase 1 results for H10N8 and H7N9 in Vaccine in 2019. We do not intend to progress these programs through clinical development on our own. We may advance these programs with government or other grant funding.
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
There are efforts ongoing to develop a H7N9 vaccine and a universal influenza vaccine that covers H10N8. However, we believe the use of traditional methods to produce these vaccines can lead to several shortcomings in the vaccine. These include:

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
H10N8 vaccine (mRNA-1440) and H7N9 vaccine (mRNA-1851): Clinical data
The Phase 1 clinical trial for H10N8 in Germany has been completed and we have generated safety and tolerability data and demonstrated immunogenicity
The results of the Phase 1 trial for H10N8 vaccine were reported by us in Vaccine in 2019. The trial met its objectives of describing the safety and tolerability profile of mRNA-1440 vs. placebo including capturing solicited and unsolicited local and systemic adverse events. The Phase 1 trial for H10N8 vaccine has also demonstrated immunogenicity and we have observed 100% of the subjects demonstrating hemagglutinin inhibition, or HAI, titer > 1:40 at day 43 (21 days post-second vaccination) for the 100 µg dose where HAI > 1:40 is regarded as a quantitative correlate for protection from influenza. We believe the data provides support to advance the program in clinical development if we choose to with additional government or other funding. In this randomized, double-blind, placebo-controlled, dose-ranging study, we evaluated safety and immunogenicity of IM dose levels of 25, 50, 75, 100, and 400 µg on a two-dose vaccination schedule on Day 1 and Day 21. We also evaluated intradermal, or ID, dose levels of 25 and 50 µg on a two-dose vaccination schedule on Day 1 and Day 21. The study objectives were safety, tolerability, and immunogenicity by HAI, and microneutralization, or MN, assays. 201 subjects were enrolled in this study, of which 145 received IM vaccination and 56 received ID vaccination. Of the 145 subjects in the IM vaccination group, there were 30, 30, 24, 23, and 3 subjects in the 25, 50, 75, 100, and 400 µg dose level groups, respectively. Thirty-five subjects received the placebo. The Phase 1 trial was conducted with the name of the intervention listed as VAL-506440, in accordance with our legacy naming convention. We have since changed our naming convention and have adopted mRNA-1440 in place of VAL-506440.
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

The Phase 1 clinical trial for H7N9 vaccine in the United States has ended and we have generated safety and tolerability data and demonstrated immunogenicity
The results of the Phase 1 trial for H7N9 vaccine were reported by us in Vaccine in 2019. The trial has met its objectives of assessing the safety and tolerability profile of mRNA-1851 vs. placebo including capturing solicited and unsolicited local and systemic adverse events. The Phase 1 trial for H7N9 vaccine has also demonstrated immunogenicity and we have observed 96% of the subjects demonstrating HAI titer > 1:40 at day 43 (21 days post-second vaccination) for the 25 µg dose where HAI > 1:40 is regarded as a quantitative measure for protection from influenza. We believe the data provides support to advance the program in clinical development if we choose to with additional government or other funding. This randomized, double-blind, placebo-controlled, dose-ranging study evaluated intramuscular, or IM, dose levels of 10, 25, and 50 µg using two vaccination schedules (Day 1, Day 22 and Day 1, Month 6). The objectives were safety, tolerability, and immunogenicity by HAI and MN assays. 156 subjects were enrolled in this study. 30 subjects per dose cohort received two doses of 10 µg, 25 µg, and 50 µg at days 1 and 22. 10 subjects per dose cohort received one dose of 10, 25, and 50 µg at day one and a total of 9 of those subjects received a second dose at 6 months (data not shown). Thirty-six subjects received placebo. A total of 10 subjects withdrew from the study. The Phase 1 trial was conducted with the name of the intervention listed as VAL-339851, in accordance with our legacy naming convention. We have since changed our naming convention and have adopted mRNA-1851 in place of VAL-339851.
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
HAI GMT for H7N9 vaccine (mRNA-1851) in Phase 1 clinical trial

GMT with 95% CI at day 43 post-vaccination
1000
100
10
1
5.0
18.7
103.4
87.0
HAI titer = 1:40
Placebo
10 µg
25 µg
50 µg
36
25
27
29

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
HAI antibody persistence at 25 µg dose for H7N9 vaccine (mRNA-1851) in Phase 1 clinical trial

Overall, up to the 50 µg IM dose of mRNA-1851 was well tolerated. A detailed list of the solicited AEs is provided in the table below. The majority of possibly- and probably-related unsolicited AEs were >  grade 2 laboratory abnormalities and occurred at similar rates in vaccine and placebo groups. Four severe unsolicited AEs were deemed possibly related to vaccination: two cases of increased alanine aminotransferase (one 50 µg, one placebo), one case of increased aspartate aminotransferase (50 µg), and one case of thrombocytopenia (placebo). All cases were asymptomatic and resolved without intervention. Five SAEs (separately unintentional firearm-related death, testicular cancer, pancreatitis, facial cellulitis, and exacerbated hypertension) were reported and deemed unrelated to mRNA-1851. 124 unsolicited AEs were reported in the IM groups. The most common unsolicited AEs were upper respiratory tract infection, back pain, pharyngitis, and oropharyngeal pain. No AESIs or cases of new onset of chronic illness were reported.

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
In collaboration with BARDA, we have advanced a second generation Zika vaccine candidate to Phase 1
Zika is an infectious disease caused by the Zika virus, in which infection during pregnancy has been linked to severe brain damage in infants with congenital infection and Guillain-Barré Syndrome in adults. To date, no vaccine to prevent Zika infection has been approved. In September 2016, we were awarded a contract with BARDA to be reimbursed up to approximately $125.0 million for the development of a Zika mRNA vaccine. In order to rapidly respond to a potential epidemic, we developed a Zika vaccine, mRNA-1325, which went from mRNA sequence design to first-in-human clinical testing in twelve months. In addition, we also developed a second Zika vaccine, mRNA-1893. mRNA-1893, at 1/20 of the dose, demonstrated better protection in non-human primates, as compared to mRNA-1325. mRNA-1893 is in a Phase 1 trial in the United States. As of February 12, 2020, we have enrolled 90 subjects in the Phase 1 trial.
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
Zika infection is usually asymptomatic or mild in adults, leading to fever, rash, and conjunctivitis. However, infection of women during pregnancy can result in devastating microcephaly in newborns. Microcephaly is a birth defect characterized by an abnormally small head and brain, associated with lifelong neurodevelopmental delay, seizures, intellectual disability, balance problems, and dwarfism / short stature, resulting in significant disability and requiring lifelong support. To date, over one million cases of Zika have been officially reported in Latin America. Since most of the cases are asymptomatic, we believe the actual number of cases may be far higher. International travel means that Zika infection has the potential to take on global significance. While the number of cases has declined in the past couple of years, there is currently no treatment or vaccine available for the Zika virus to prevent and respond to potential future epidemics.
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
We are conducting a Phase 1 trial for mRNA-1893 in the United States and we will not further develop mRNA-1325
We are currently enrolling in a Phase 1 randomized, observer-blind, placebo-controlled, dose-ranging study to evaluate the safety, tolerability, and immunogenicity of mRNA-1893 in healthy adults (18 to 49 years of age, inclusive) in endemic and non-endemic Zika regions. mRNA-1893 is administered intramuscularly in a two-dose vaccination schedule (28 days apart) at four dose levels (10 µg, 30 µg, 100 µg, and 250 µg). Key objectives of the study include:

•
To assess the safety, tolerability, and reactogenicity of a 2‑dose vaccination schedule of mRNA-1893 Zika vaccine, given 28 days apart, across a range of dose levels in flavivirus-seronegative and flavivirus-seropositive participants compared with placebo;

•	To assess the immunogenicity of a range of doses of mRNA-1893 Zika vaccine.

Subjects were randomly assigned in a blinded fashion in an approximate 4:1 ratio to receive mRNA-1893 or placebo at one of four dose levels (10 µg, 30 µg, 100 µg, and 250 µg), with each subject receiving two vaccinations separated by 28 days. Twenty-five of the enrolled participants at each dose level will be flavivirus seronegative and five will be flavivirus seropositive.

mRNA-1893 10 µg dose sentinel group (N=5) Flavivirus seronegative
mRNA-1893 10 µg dose Flavivirus seronegative (N=25) and Flavivirus seropositive (N=5); Randomization ratio of 4:1 mRNA-1893:placebo; 30 subjects including 5 sentinels
IST
mRNA-1893 30 µg dose sentinel group (N=5) Flavivirus seronegative
mRNA-1893 30 µg dose Flavivirus seronegative (N=25) and Flavivirus seropositive (N=5); Randomization ratio of 4:1 mRNA-1893:placebo; 30 subjects including 5 sentinels
IST
mRNA-1893 100 µg dose sentinel group (N=5) Flavivirus seronegative
mRNA-1893 100 µg dose Flavivirus seronegative (N=25) and Flavivirus seropositive (N=5); Randomization ratio of 4:1 mRNA-1893:placebo; 30 subjects including 5 sentinels
IST
mRNA-1893 250 µg dose sentinel group (N=5) Flavivirus seronegative
mRNA-1893 250 µg dose Flavivirus seronegative (N=25) and Flavivirus seropositive (N=5); Randomization ratio of 4:1 mRNA-1893:placebo; 30 subjects including 5 sentinels

As of February 12, 2020 we have enrolled 90 subjects with 30 subjects each in the 10 µg, 30 µg, and 100 µg dose cohorts.

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

PCV (mRNA-4157 and NCI-4650): Summary
We are collaborating with Merck to use the strength of our platform to develop cancer vaccines with multiple neoantigens unique to each patient, also known as personalized cancer vaccines, or PCVs
Recent breakthroughs in cancer immunotherapy have demonstrated that powerful antitumor responses can be achieved by activating antigen specific T cells in a variety of cancer settings. Despite these advances, many patients still have incomplete or no response to anti-cancer therapies. One approach is to administer a cancer vaccine that encodes for peptides containing mutations found in their cancer, i.e., to create a personalized cancer vaccine composed of neoantigens unique to a patient’s tumor. Previous attempts have demonstrated the ability of mRNA and peptide-based platforms to drive immune responses toward patient-specific neoantigens. Preclinical studies have shown that the combination of cancer vaccines with checkpoint inhibitors provides improved benefit over single-agent therapies. Our platform is positioned for bringing personalized cancer vaccines to patients with our proprietary in silico design of each patient’s neoantigen-based mRNA vaccine, to be coupled with our automated cell-free manufacturing processes and infrastructure based in our MTC facility in Norwood, MA, as well as our digital infrastructure. We believe these attributes coupled with our proprietary LNPs help differentiate our approach from ongoing efforts at developing mRNA-based cancer vaccines. mRNA-4157 is administered either as monotherapy, or in combination with pembrolizumab, marketed in the United States as KEYTRUDA. This is in collaboration with Merck as governed by a joint steering committee. NCI-4650 is a personalized cancer vaccine being tested by the National Cancer Institute, or NCI, as a monotherapy for patients with advanced, metastatic cancers. NCI-4650 differs from mRNA-4157 in its neoantigen selection process. mRNA-4157 has a Phase 1 trial ongoing in the United States and Phase 2 trial ongoing in the United States and Australia. The NCI-4650 Phase 1 trial in the United States was completed in November 2019. As of February 12, 2020, 15 patients with resected solid tumors (melanoma, colon and lung cancers) received mRNA-4157 as adjuvant monotherapy after resection of their primary tumor. An additional 56 patients with metastatic, unresected solid tumors (melanoma, bladder, lung, colon, prostate, head and neck and endometrial cancers) received at least one dose of mRNA-4157 in combination with pembrolizumab. As of June 2019, we have detected antigen specific T cell responses in both the monotherapy arm and in combination with pembrolizumab. We have also observed clinical activity in some patients receiving mRNA-4157 in combination with pembrolizumab. We and our strategic collaborator Merck have a Phase 2 trial of adjuvant mRNA-4157 in combination with pembrolizumab in patients with melanoma ongoing.
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
Our Phase 1 trial for PCV is currently ongoing in the United States and our Phase 2 trial for PCV is currently ongoing in the United States and Australia
The Phase 1 trial is an open-label, multicenter study to assess the safety, tolerability, and immunogenicity of mRNA-4157 alone in subjects with resected solid tumors and in combination with the CPI, pembrolizumab (marketed in the United States as KEYTRUDA), in subjects with inoperable solid tumors. The study is sponsored by us. mRNA-4157 is administered by intramuscular injection on the first day of each 21-day cycle and for a maximum of 9 doses. mRNA-4157 is administered as monotherapy (Part A) or in combination with pembrolizumab (Parts, B, C, and D) in the United States. Four mRNA-4157 dose levels of 0.04 mg, 0.13 mg, 0.39 mg, and 1 mg will be explored in Part A and Part B through dose escalation. The following cancers are being investigated: non-small cell lung cancer (subject to certain entry criteria), small cell lung cancer, melanoma, bladder urothelial carcinoma, human papillomavirus-negative head and neck squamous cell carcinoma, and a variety of solid malignancies.
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
As of February 12, 2020, 15 patients with resected solid tumors (melanoma, colon and lung cancers) received mRNA-4157 as adjuvant monotherapy after resection of their primary tumor. An additional 56 patients with metastatic, unresected solid tumors (melanoma, bladder, lung, colon, prostate, head and neck and endometrial cancers) received at least one dose of mRNA-4157 in combination with pembrolizumab.
In our dose escalation of mRNA-4157 in Part A (monotherapy), we have detected antigen specific T cell responses. This is measured by restimulating unexpanded peripheral blood mononuclear cells with sets of peptides corresponding to neoantigens encoded by the patient-specific mRNA-4157 and is shown in the figure below. Individual data points indicate technical replicates.
Antigen-specific T cell responses for one patient at the 0.13 mg dose level in Part A of the Phase 1 clinical trial for PCV vaccine (mRNA-4157)
As of June 2019, mRNA-4157 was well-tolerated at all dose levels studied with no dose-limiting toxicities or grade 3 or 4 adverse events (AEs) or SAEs reported when administered as a monotherapy or in combination with pembrolizumab. The most common grade 2 adverse events were fatigue, soreness at the injection site, colitis and myalgias. A cohort of patients at the top dose level (1 mg) are undergoing apheresis and deeper characterization of immunogenicity responses. Data from one such patient as of June 2019 showed neoantigen-specific CD8 T-cell responses were detected to 10 out of 18 class I neoantigens after the 4th dose of the vaccine (compared to 0/18 at baseline). Clinical responses (one complete response + five partial responses) at doses ranging from 0.04-1.0 mg were observed in 6 out of 20 patients receiving at least one dose of mRNA-4157 in combination with pembrolizumab. The complete response occurred to pembrolizumab monotherapy before mRNA-4157 was administered. Of the five partial responses, two were seen in patients previously treated with a checkpoint inhibitor. Of the 13 patients who received adjuvant mRNA-4157 monotherapy, all patients have completed a full course of vaccination per the study protocol. Eleven patients remained disease free up to 75 weeks on study.

NCI-4650 is in an investigator-initiated, single-arm, open-label trial involving up to 12-patients with advanced metastatic disease sponsored by National Cancer Institute. This trial has been completed as of November 2019.
We and our strategic collaborator Merck are conducting a randomized Phase 2 study to assess whether post-operative adjuvant therapy with mRNA-4157, in combination with pembrolizumab, improves relapse-free survival compared to pembrolizumab alone. The study has a primary endpoint of relapse free survival with a primary analysis at 12 months and will be conducted with patients that have had complete resection of cutaneous melanoma but remain at high risk of recurrence. As of February 12, 2020, 25 patients have been dosed with either mRNA-4157 in combination with pembrolizumab or pembrolizumab alone.
A schematic of the Phase 2 trial is shown in the figure below.

KRAS vaccine (mRNA-5671): Summary
In collaboration with Merck, we are developing a cancer vaccine (mRNA-5671) with mRNAs encoding for a concatemer of mutations in the KRAS oncogene protein
Although monotherapy checkpoint inhibitor treatment can provide significant benefit for some cancer patients, many have incomplete or no response to therapy, presenting a need for alternative therapies to stimulate antitumor immunological responses. Finding oncogenic driver mutations that encode targetable T cell epitopes has considerable therapeutic implications. Point mutations in the KRAS gene occur in about 22% of human cancers, such as colorectal, non-small cell lung and pancreatic cancers. Direct inhibition of KRAS has proven challenging and to date, there are no successful KRAS-targeted cancer therapies. It has been reported that KRAS-mutant neoantigens can be presented on certain human HLAs. Therefore, one approach is to immunize the body to naturally synthesize neoantigen peptides that contain common KRAS mutations for presentation to the immune system by mRNA. We have designed an mRNA to generate and present KRAS neoantigens to the immune system from the four most common KRAS mutations. We transferred the IND to Merck since Merck is the sponsor of the Phase 1 trial. The Phase 1 trial is being conducted by Merck and is currently ongoing in the United States. Patients will either be dosed with mRNA-5671 as monotherapy or in combination with the checkpoint inhibitor pembrolizumab.

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

T-cell response to restimulation with KRAS mutation 1 peptide in mouse model study with mRNA vaccine encoding for KRAS mutation 1 peptide
Panel (A)
T-cell response to restimulation with KRAS mutation 2 peptide in mouse model study with mRNA vaccine encoding for KRAS mutation 2 peptide
Panel (B)
KRAS vaccine (mRNA-5671): Clinical plan
Merck is leading the clinical development of the KRAS vaccine program and has a Phase 1 trial ongoing
Merck is conducting an open-label, multi-center, dose-escalation and dose expansion Phase 1 study to evaluate the safety and tolerability of mRNA-5671 administered as an intramuscular injection both as a monotherapy and in combination with pembrolizumab. This Phase 1 trial is being conducted in the United States.

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
OX40L (mRNA-2416): Summary
Our immuno-oncology approach to enhance specific T cell responses in the tumor microenvironment via expression of the membrane T cell co-stimulator OX40L by intratumoral injection of OX40L mRNA
There have been several recent advances in the treatment of cancer through activation of the immune system. However, many patients with advanced stages of cancer respond to few therapies and continue to face a poor outlook. Alternative strategies to activate an immunologic anti-tumor response, while at the same time reducing systemic toxicities, are required. To this end, we have developed an investigational mRNA therapeutic coding for wildtype OX40 ligand, or OX40L, protein, a membrane protein normally expressed on antigen presenting cells upon immune stimulation that augments an activated immune response. mRNA-2416 encodes for wild-type OX40L which is a membrane protein, a class of proteins that we believe cannot be manufactured for administration to tumor cells by recombinant technologies. mRNA-2416 is being developed for the treatment of solid tumors following local intratumoral injection. We are currently sponsoring a Phase 1/2 trial that is ongoing in the United States. We amended the protocol to add a Phase 1 dose escalation cohort in combination with durvalumab followed by a Phase 2 expansion cohort in patients with advanced ovarian carcinoma as part of the current trial as we anticipate synergistic activity of mRNA-2416 in combination with durvalumab.
As of February 12, 2020, 41 patients were dosed with mRNA-2416 (39 patients in monotherapy and 2 patients in combination with durvalumab). As of October 22, 2018, 26 patients were evaluated for response with mRNA-2416 monotherapy, and the best overall response was stable disease (n=6). Two patients with ovarian cancer have demonstrated clinical observations of tumor shrinkage in injected and/or uninjected lesions. Based on these clinical observations, we have opted to expand the trial to a Phase 2 expansion cohort in patients with advanced ovarian carcinoma.

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
OX40L (mRNA-2416): Preclinical information
We have demonstrated the ability to inhibit tumor growth in mouse models of cancer using our approach
Intratumoral administration of mouse OX40L mRNA in our proprietary LNP resulted in production of OX40L protein in the tumor microenvironment and draining lymph node in mice. The activity of mouse OX40L, or mOX40L, was evaluated in syngeneic models, including an H22 hepatocellular carcinoma model. With this model, H22 cancer cells were subcutaneously implanted on the flank of BALB/c mice. Following tumor growth, mice were randomized into treatment groups and treated with weekly intratumoral injections of formulated mRNA encoding mOX40L or a negative control mRNA. Repeated weekly intratumoral injections of mOX40L mRNA in a syngeneic H22 mouse model resulted in 50% of the mRNA-treated mice with no measurable disease at the end of the study. Survival of mice treated with negative control mRNA and mRNA encoding murine OX40L are depicted in gray and red respectively in the figure below. Mice with subcutaneous H22 tumors were treated intratumorally with 7.5 µg of mRNA formulated in LNPs on Days 8, 16, and 24 post cancer cell implant. 6 of 12 mice treated with mOX40L mRNA were complete responders with no detectable tumor burden at day 100, whereas negative control mRNA formulated in LNPs yielded no complete responders. Survival curves were plotted by considering any reason a mouse was removed from study, including the predetermined tumor burden endpoint of 2,000 mm 3, as a survival event.

We further demonstrated generation of anti-cancer immunological memory after OX40L mRNA treatment, as no tumor growth was observed in mice in the six initial complete responders that were re-injected with the same H22 cancer cells.
50% complete responders (n=12) with mouse OX40L mRNA in H22 syngeneic mouse model study
The potential ability of intratumoral OX40L mRNA to yield benefit in a largely checkpoint inhibitor (CPI)-refractory setting was tested in the MC38-S colon carcinoma tumor mouse model. In this study, mice were treated with mRNA (6 weekly intratumoral injection of 5.0 µg of mOX40L mRNA or negative control mRNA) or CPI antibody (5 twice-weekly intraperitoneal injections of 10 mg/kg of an anti‑PD-L1 antibody or isotype control antibody) monotherapies or with a combination of mOX40L mRNA + anti-PD‑L1. Shown below, the combination of mOX40L mRNA + anti-PD‑L1 antibody resulted in complete tumor regression in 8 of 15 animals (53% CRs), whereas only 0 to 2 of 15 mice exhibited complete responses to active mOX40L mRNA or anti‑PD‑L1 monotherapies (and negative controls).

We further demonstrated generation of anti-cancer immunological memory after OX40L mRNA + αPD-L1 treatment, as no tumor growth was observed in mice in the eight initial complete responders that were re-injected with the same MC38 cancer cells.
53% complete responders (n=15) with mouse OX40L mRNA + αPD-L1 in MC38 (CPI refractory) syngeneic mouse model study

Survival
100
80
60
40
20
0
15
25
35
45
55
65
75
85
95
Days Post Implant
Untreated
mOX40L
NST-mOX40L
mOX40L + αPD-L1
NST-mOX40L + αPD-L1
αPD-L1
mOX40L + Isotype Control

OX40L (mRNA-2416): Clinical data

Our interim data indicate that intratumoral treatment with OX40L mRNA has no dose limiting toxicities, and has led to clinical observations of tumor regression in two patients with ovarian cancer but the tumor regression at the doses studied do not meet RECIST criteria for partial responses in the Phase 1/2 trial in the United States
The Phase 1/2 trial for mRNA-2416 is an open-label, multicenter study of repeated intratumoral injections of mRNA-2416 in patients with advanced relapsed/refractory solid tumor malignancies and lymphomas in the United States. mRNA-2416 will be administered at day 1 and day 15 of a 28-day cycle with a maximum of 6 cycles. The objectives of this Phase 1/2 study include evaluating safety and tolerability of mRNA-2416 administered intratumorally, and to define the maximum tolerated dose and recommended dose for expansion. Other endpoints include pharmacokinetic analyses as well as assessment of biomarkers of immunological response in tumor. The dose levels being tested in the monotherapy arm of the trial were 1 mg, 2 mg, 4 mg, and 8 mg. The monotherapy arm of the study has been completed and we are not planning an expansion cohort of mRNA-2416 as a monotherapy. We have initiated a dose-finding cohort at 4 mg mRNA-2416 given in combination with durvalumab (IMFINZI®) followed by a Phase 2 expansion cohort in ovarian cancer.
In the monotherapy arm of the study, following completion of the safety cohort, patients were enrolled into one of the following three biopsy cohorts:

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

Arm A: mRNA-2416 alone
Dose escalation (N=~45)
mRNA-2416 1 mg (N=3-6) (completed)
mRNA-2416 2 mg (N=3-6) (completed)
mRNA-2416 4 mg (N=3-6) (completed)
mRNA-2416 8 mg (N=3-6) (completed)
mRNA-2416 8 mg (N=3-6) (completed)
(confirmation in visceral lesions)
Biopsy cohort enrichment
Group A: Abscopal distal tumor (N=3 per dose) (completed)
Group B: Primary tumor cycle 1 (N=3 per dose) (completed)
Group C: Primary tumor cycle 2 (N=3 per dose) (completed)
Arm B: mRNA-2416 + durvalumab
Dose escalation (N=~12)
mRNA-2416 4 mg (N=3-6) (enrolling)
mRNA-2416 4 mg (N=3-6)
(confirmation in visceral lesions)
MTD/RDE
Dose expansion (N=~45)
Ovarian carcinoma

As of February 12, 2020, 41 patients were dosed with mRNA-2416 (39 patients in monotherapy and 2 patients in combination with durvalumab). As of November 15, 2018, safety was reported on 28 patients treated with monotherapy mRNA-2416. In approximately 18% of patients, we have observed rapid onset of multiple grade 2 and a single grade 3 transient reversible injection related reactions, all of which were resolved with antihistamines, corticosteroids, or supplemental oxygen. Three suspected unexpected serious adverse reactions, or SUSARs, were reported. Of the three, one was the grade 3 serious adverse event, or SAE, described above. A second case was reported for a grade 2 non-infectious systemic inflammatory response syndrome, and the patient was kept overnight at the hospital. In the third case, a patient, diagnosed with Stage IIIC ovarian carcinoma, experienced a skin ulceration during treatment, deemed to be a non-serious adverse event, located within the injected tumor, which had begun to regress following treatment with mRNA-2416. After the last administered dose of mRNA-2416, and after the patient withdrew from the trial for personal reasons, the wound was smaller in size. Subsequently, the patient underwent additional treatment for disease progression with Cytoxan/Avastin, the wound increased significantly in size, and Avastin was discontinued due to patient preference and wound healing concerns. The patient was then hospitalized due to worsening of the skin ulceration, by which time the injected tumor was noted to be absent (though other lesions were present). Although no longer in the study, this hospitalization was deemed by the investigator as a suspected unexpected serious adverse reaction related to study drug, but deemed by us as possibly related to study drug. After discharge from the hospital, the patient died. This death was reported to be due to disease progression, not study drug. After the intratumoral injection of mRNA-2416 in other patients, no other skin ulceration has been observed related to study drug.
Of the 26 patients dosed with mRNA-2416 as of October 22, 2018, the best overall response was stable disease (n=6), including two patients with ovarian cancer, in which there was tumor shrinkage in injected and/or uninjected lesions.
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
OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Summary
Our immuno-oncology approach to transform the tumor microenvironment: intratumoral injection of OX40L/IL-23/IL-36γ
Despite recent advances in immune-mediated therapies for cancer, the outlook for many patients with advanced cancer is poor. We are developing Triplet (mRNA-2752) and other programs to drive anti-cancer T cell responses by transforming cold tumor microenvironments into productive, “hotter” immune landscapes with local intratumoral therapies. Triplet (mRNA-2752) utilizes the intrinsic advantage of mRNA to multiplex and to produce membrane and secreted proteins with mRNA in a single investigational medicine. Triplet (mRNA-2752) includes three mRNAs encoding human OX40L, interleukin 23, or IL-23, and interleukin 36 gamma, or IL-36γ, that are encapsulated in our proprietary LNP and administered intratumorally. OX40L is a membrane protein, whereas IL-23 and IL-36γ are secreted cytokines. We believe our approach has the advantage of localized high concentration gradients of IL-23 and IL-36γ compared to recombinant proteins administered systemically or intratumorally. Additionally, the mRNA for OX40L encodes for the wild type membrane protein, which we believe recombinant protein technologies cannot enable. The combination of OX40L, IL-23, and IL-36γ has shown robust activity in preclinical cancer models and is synergistic with checkpoint inhibitors. In addition, this combination elicits an anti-tumor response on distal tumors (via the “abscopal effect”), as well as treated tumors in preclinical studies. A Phase 1 trial of Triplet (mRNA-2752) is ongoing.
OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Mechanistic overview
Triplet (mRNA-2752) is designed and tailored to activate the immune system in two ways
This potential mRNA medicine is a novel mRNA-based therapeutic agent containing multiple mRNAs that code for the wild type human OX40L, IL-23, and IL-36γ proteins that have distinct functions yet work synergistically in mediating anti-cancer responses. Triplet (mRNA-2752) brings two approaches into a single multi-mechanism therapy:

•	T cell co-stimulation that could strengthen specific anti-cancer adaptive immune responses (mediated by OX40L); and

•	pro-inflammatory cytokines/chemokines to ignite or transform an inflammatory response within the tumor microenvironment (IL-23 and IL-36γ).
The generation of optimal T cell responses requires T cell receptor, or TCR, engagement by presented epitopes (e.g., cancer antigens) and a positive secondary signal achieved through co-stimulatory molecules like OX40. OX40 receptor (also known as TNFRSF4 and CD134) is a member of the tumor necrosis factor, or TNF, receptor superfamily and is upregulated on activated immune effector cells upon TCR activation. OX40 is endogenously stimulated via OX40L, a homotrimeric membrane protein normally expressed on professional antigen presenting cells. Binding of OX40 by OX40L in the presence of a recognized antigen enhances the expansion of CD4 and CD8 T cells, increases T cell effector function, and enhances survival of experienced T cells for increased memory capacity. Therefore, introduction of OX40L via mRNA may serve to boost T cell responses. We believe that in addition to boosting T cell responses via OX40L expression, the expression of pro-inflammatory cytokines within a treated tumor may serve to ignite and transform an immunologically cold tumor microenvironment into a productive anti-cancer immune response. The initial focus was on cytokines with well-established roles in initiating inflammation and bridging innate to adaptive immunity in humans; namely the IL-1 and IL-12 families, respectively. Specifically, anti-cancer effects have been observed by introduction of IL-1 family member IL-36γ in preclinical mouse models of cancer. IL-12 family members, including IL-23, are often referred to as central coordinators of immune responses, largely due to their capacity to bridge innate to adaptive immunity.
OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Our product concept
The potential advantage of mRNA to target multiple immuno-stimulatory pathways in tumors
We are developing Triplet (mRNA-2752) for the treatment of advanced or metastatic solid tumor malignancies or lymphoma as a single agent or in combination with checkpoint inhibitors. Triplet (mRNA-2752) includes three mRNAs encoding OX40L, IL-23, and IL-36γ, encapsulated in our proprietary LNP. Triplet (mRNA-2752) is designed to make these proteins in cells of the local tumor environment or lymph node. Our approach potentially has the advantage of localized gradients of two important cytokines IL-23 and IL-36γ, rather than a systemic administration or intratumoral injection of cytokine proteins that would lead to quick diffusion away from the tumor. Additionally, the mRNA for OX40L encodes for the wild type membrane protein, which would be challenging to administer to either a tumor or systemically as a recombinant membrane protein capable of co-stimulation of T cells. mRNA for IL-23 produces a single-chain fusion protein of the IL-12B and IL-23A subunits, with a linker between the subunits. mRNA for IL-36γ produces a protein with introduced signal peptide to bypass a need for upstream processing for release and activity. In addition, all three mRNA were designed to decrease the amount of protein that could be made in hepatocytes through incorporation of microRNA binding sites, thus potentially reducing off-target effects and resulting in better tolerability. An illustration of our approach for Triplet (mRNA-2752) is shown in the figure below.

OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Preclinical information
The OX40L/IL-23/IL-36γ combination promotes tumor killing in mice of injected and non-injected tumors, along with a lasting T cell effect
As described earlier, preclinical work was conducted using mouse homologs. The combination local therapy of OX40L/IL-23/IL-36γ mRNAs achieved 70-100% complete response rates in two MC38 syngeneic mouse models of cancer, one that is normally relatively responsive and the other completely refractory to systemic checkpoint inhibitor treatment. The triple combination therapy had better results than individual and doublet mRNA combinations. In one study, mice carrying bilateral MC38-S tumors received 5 µg total mRNA injected into the right flank tumor only (2.5 µg each mRNA administered for doublets and 1.67 µg each for triplet combinations). The survival plots are graphed in the figure below. Survival events were triggered when animals surpassed the predetermined tumor burden endpoint of 2,000 mm 3 (for both tumors combined). Animals removed from study for other reasons were censored and indicated below as horizontal lines prior to Day 100. 20 mice were included in each cohort depicted, and there were 10, 11, and 20 complete responders (i.e., no measurable disease at either tumor site) for the IL-23/IL-36γ, IL-23+OX40L and OX40L/IL-23/IL-36γ treatment groups, respectively, at 100 days post cancer cell implant. We also found that a single dose of OX40L/IL-23/IL-36γ mRNA was able to induce complete disease control at both treated and distal sites, sometimes known as an abscopal effect. This underscores the potential of our approach to lead to a well-tolerated and broadly active therapy for treatment of multilesional and metastatic cancers.
100% (n=20) complete responders with mouse OX40L/IL-23/IL-36γ mRNA in MC38 dual flank syngeneic mouse model study
In addition to OX40L/IL-23/IL-36γ mRNA monotherapy activity, we have further observed that a single suboptimal dose of OX40L/IL-23/IL-36γ mRNA therapy was synergistically active with systemically administered anti-PD-1/PD-L1 as well as anti-CTLA4 antibodies, again demonstrating complete response rates of > 70%.
OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Clinical plan

The Phase 1 trial for Triplet (mRNA-2752) is ongoing in the United States and Israel
We have an ongoing Phase 1 study that is designed as an open-label, multicenter study of intratumoral injections of Triplet (mRNA-2752) alone or in combination with durvalumab (anti-PD-L1). The objectives of this study include:

•	assessment of safety and tolerability of Triplet (mRNA-2752) administered alone and in combination with durvalumab;

•	define the maximum tolerated dose, or MTD, and recommended dose for expansion, or RDE, for intratumoral injections of Triplet (mRNA-2752) alone and in combination with durvalumab; and

•	assessment of anti-tumor activity, protein expression in tumors, and pharmacokinetics, and exploratory endpoints that include assessment of immunological responses.
A schematic of the clinical trial design is shown in the figure below. We have filed a protocol amendment to the FDA to remove arm C, mRNA-2752 in combination with tremelimumab.

•	arm A-Triplet (mRNA-2752) alone; and

•	arm B-Triplet (mRNA-2752) in combination with durvalumab, a PD-L1 inhibitor.
The study consists of 2 dose escalation and 2 dose confirmation parts followed by a dose expansions for Arms B. mRNA-2752 will be evaluated at 0.25, 0.5, 1, 2, 4, and 8 mg. mRNA-2752 is administered once every two weeks for cycle 1 followed by once every four weeks for cycles 2 through 6. Durvalumab is administered every 4 weeks. Biopsy and blood samples to be collected pre- and post-treatment with mRNA in both dose escalation and dose expansion to assess protein expression and changes in tumor immune landscape.
As of February 12, 2020, 26 patients have been dosed with mRNA-2752 including 16 patients in monotherapy and 10 patients in combination with durvalumab.

Arm A: mRNA-2752 alone
Dose escalation (N=~20)
Accessible solid tumors and lymphomas
mRNA-2752 0.25 mg (completed)
mRNA-2752 0.5 mg (completed)
mRNA-2752 1 mg (completed)
mRNA-2752 2 mg (completed)
mRNA-2752 4 mg (completed)
mRNA-2752 8mg (recruiting)
MTD/RDE
Dose confirmation (N=3)
Visceral solid tumors and lymphomas
Arm B: mRNA-2752 + durvalumab
Dose escalation (N=~20)
Accessible solid tumors and lymphomas
mRNA-2752 0.25 mg + CPI (completed)
mRNA-2752 0.5 mg + CPI (completed)
mRNA-2752 0.5 mg (Q2W) + CPI (recruiting)
mRNA-2752 1 mg + CPI
mRNA-2752 2 mg + CPI
mRNA-2752 4 mg + CPI
MTD/RDE
Dose confirmation (N=3)
Visceral solid tumors and lymphomas
Dose expansions (N=~12 for each)
Triple-negative breast cancer
Head and neck squamous cell carcinoma
Non-Hodgkin lymphoma
Urothelial (platinum ineligible, PD-L1 neg)
Urothelial (platinum refractory, PD-L1 naïve)

IL-12 (MEDI1191): Summary
Our immuno-oncology approach to transform the tumor microenvironment: IL-12 as a localized secreted protein in collaboration with AstraZeneca
Another strategy for cancer patients with immunologically cold tumors is to transform the tumor microenvironment by introducing pro-inflammatory cytokines directly into tumors or draining lymph nodes. In collaboration with AstraZeneca, we are developing MEDI1191 that is an mRNA for IL-12 encapsulated in our proprietary LNP to be delivered intratumorally. Systemic administration of recombinant IL-12 protein was poorly tolerated in early clinical trials and exhibited generally low response rates. MEDI1191 can enhance the immune response by positively impacting both antigen presenting cells and T cells, and local, intratumoral expression of IL-12 can potentially improve tolerability compared to systemic protein treatments. AstraZeneca is conducting a Phase 1 clinical trial for MEDI1191, which is to be co-administered with a checkpoint inhibitor.
IL-12 (MEDI1191): Mechanistic overview
IL-12 is a powerful immune-modulator that bridges innate and adaptive responses
The IL-12 family members are often referred to as central controllers of immune responses due to their capacity to bridge from innate to adaptive immunity. IL-12 is a potent immune-modulator typically associated with a type 1 immune response and production of interferon-gamma. While preclinical studies using IL-12 have resulted in dramatic antitumor effects in syngeneic cancer models, clinical development of systemically administered recombinant IL-12 has been hampered by systemic toxicity.
IL-12 (MEDI1191): Our product concept
In collaboration with AstraZeneca, we are developing intratumoral delivery of IL-12 in combination with a checkpoint inhibitor
Intratumoral delivery of IL-12 has been observed to be a feasible approach to overcome the toxicity associated with systemic IL-12 administration. For example, intratumoral delivery of an IL-12 containing DNA plasmid by injection followed by electroporation has shown promising activity in combination with pembrolizumab in a Phase 1 study with patients with metastatic melanoma. Such an approach may be limited to accessible lesions amenable to electroporation. In contrast, it may be more feasible to inject our mRNA delivered by our proprietary LNP into both accessible and visceral tumors.
MEDI1191 is being developed for the treatment of advanced or metastatic solid tumors in combination with a checkpoint inhibitor. MEDI1191 consists of our proprietary LNP encapsulating an mRNA for human IL-12B (p40) and IL-12A (p35) subunits. The mRNA produces a single-chain fusion protein of the IL-12B and IL-12A subunits, with a linker between the subunits. The mRNA sequence has been engineered to enhance protein production and is designed to decrease the amount of protein that might be made in hepatocytes for better tolerability. An illustration of our approach for IL-12 is shown in the figure below.
IL-12 (MEDI1191): Preclinical information
We have conducted several preclinical studies in which we observed activity with our approach
As described earlier, our preclinical work was conducted with a mouse homolog of IL-12. In a tumor model that we have characterized as completely refractory to checkpoint therapy and associated with an immunosuppressive tumor microenvironment, treatment with IL-12 transformed the tumor microenvironment, with notable activation of natural killer and dendritic cells, and an increase in cytotoxic lymphocytes. In this checkpoint inhibitor refractory mouse model of cancer, a single dose of IL-12 mRNA yielded around 30% complete response rates as an mRNA monotherapy as shown in panel A below and was synergistically active with systemically administered anti-PD-L1 antibody, or α PD-L1, demonstrating complete response rates of > 70%, as shown in panel B of the figure below. The x-axis represents days after subcutaneous implantation of MC38-R tumor cells. Test articles were administered on Day 11 for mRNA treatments and on Days 11, 14, 18, and 21 for antibody treatments. All antibody treatments were administered at 20 mg/kg. There were 15 mice per group in this study. Survival curves were plotted by considering any reason a mouse was removed from study, including the predetermined tumor burden endpoint of 2,000 mm3, as a survival event. NTC is a non-translating control mRNA. Synergy of locally administered IL-12 mRNA with systemic α PD-L1 treatment was also observed on distal tumors that were not directly administered mRNA.
Approximately 30% (n=15) complete responders with highest dose tested for mouse IL-12 mRNA in MC38 mouse model study
Panel (A)
Approximately 70% (n=15) complete responders at highest dose tested for mouse IL-12 mRNA with α PD-L1 antibody in MC38 mouse model study
Panel (B)
IL-12 (MEDI1191): Clinical plan
AstraZeneca is the sponsor and leading the clinical development for MEDI1191
We are responsible for generating a preclinical data package to support IND/CTA filing and clinical supply for early clinical development. AstraZeneca will lead the early clinical development. We expect a lower starting dose for MEDI1191 in the clinical trial compared to our other intratumoral programs.

An open-label multicenter Phase 1 clinical trial of intratumoral injections of MEDI1191 alone and in combination with a checkpoint inhibitor, durvalumab is ongoing.

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

V. PROGRAM DESCRIPTIONS IN OUR SYSTEMIC SECRETED AND CELL SURFACE THERAPEUTICS MODALITY
We designed our systemic secreted and cell surface therapeutics modality to increase levels of desired proteins in circulation or in contact with the extracellular environment. We aim to use cells in the human body to produce proteins encoded by mRNA that are secreted to achieve a therapeutic effect in one or more tissues or cell types. The goal of this modality is to provide secreted proteins, such as antibodies or enzyme replacement therapies across a wide range of diseases, such as heart failure, infectious diseases, and rare genetic diseases. This modality has benefitted from our strategic alliances with AstraZeneca, DARPA, and the Bill & Melinda Gates Foundation.
In early 2020, we changed the name of the systemic secreted therapeutics modality to the systemic secreted & cell surface therapeutics modality. Like our prophylactic vaccine modality, we have designated this as a core modality based on the Phase 1 clinical data we have reported, specifically in our antibody against the chikungunya virus (mRNA-1944) program.

This modality currently has five programs. Our pipeline is shown in two formats, with a cell map illustrating the diversity of biology addressed by our mRNA pipeline programs, and a traditional format that shows the current stages of development of our pipeline programs, in the section of this Annual Report on Form 10-K titled “Business—Our Pipeline.”
Systemic secreted and cell surface therapeutics modality: Opportunity
The ability to systemically deliver mRNA for a therapeutic effect would allow us to address a number of diseases of high unmet medical need. Systemically delivered, secreted therapeutics address conditions often treated with recombinant proteins that are typically administered to the blood stream. These current therapies include:

•	Enzyme replacement therapies, or ERTs, for rare diseases;

•	Antibodies for membrane and extracellular soluble targets; and

•	Circulating modulation factors for common and rare diseases such as growth factors and insulin.
Our approach
Our systemic secreted and cell surface therapeutics modality comprises programs where mRNAs instruct various cells of the human body to secrete proteins for therapeutic effect. For systemic therapeutic programs that utilize cells in the liver, the liver is a highly productive tissue for secreted protein production. The human liver can make tens of grams of proteins per day, well above the amounts necessary for the pharmacologic effect for virtually all protein therapeutics. We have demonstrated that mRNA can make and secrete monoclonal antibodies and soluble modulating factors in non-human primates. These proteins made in non-human primates can exert their pharmacological activity by binding to targets with biological effect.
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
Antibody against Chikungunya virus (mRNA-1944): Clinical data
We recently announced positive interim data from the first analysis of safety and activity in the Phase 1 study of mRNA-1944 administered via intravenous infusion in healthy adults.
We are conducting a Phase 1 dose-escalation study in healthy adults that is randomized and placebo-controlled. The objective is to evaluate the safety and tolerability of escalating doses (0.1, 0.3, 0.6, mg/kg dose levels, without dexamethasone included in the premedication regimen, a dose level cohort at 0.6 mg/kg dose level, with dexamethasone included in the premedication regimen, with 8 subjects per cohort) of mRNA-1944 administered via intravenous infusion. In addition, there is a dose level cohort in which subjects will be administered two IV infusions of 0.3mg/kg, one infusion on Day 1 and another subsequent infusion on Day 8, without dexamethasone in the premedication regimen. No further dose escalation beyond 0.6 mg/kg is planned. Other objectives are to determine the pharmacokinetics of all dose levels of mRNA-1944, to determine if the antibodies produced are sufficiently active to neutralize viral infection in assays and to determine the pharmacodynamics of anti-Chikungunya virus IgG levels. Each of the dose level cohorts initially doses three sentinel subjects, with a seven-day interval between each sentinel subject. Safety data on each sentinel subject as well as cumulative safety data are reviewed by the internal safety team, or IST, seven days following infusion of mRNA-1944 prior to the second and third sentinel subjects are dosed, as per the schematic described below. The IST will also review safety data for the three sentinels and recommend expansion to five subjects at that dose level with an overall randomization ratio of 3:2 (mRNA-1944:placebo). The safety monitoring committee, or SMC, reviews the safety data for the dose level and recommend escalation to the next dose level. A schematic of the trial design is shown below.

Dose level 0.1 mg/kg
mRNA-1944 sentinel #1
mRNA-1944 sentinel #2
mRNA-1944 sentinel #3
Dose expansion (N=5)
Randomization ratio of 3:2 mRNA-1944: Placebo
SMC
Dose level 0.3 mg/kg
mRNA-1944 sentinel #1
mRNA-1944 sentinel #2
mRNA-1944 sentinel #3
Dose expansion (N=5)
Randomization ratio of 3:2 mRNA-1944: Placebo
SMC
Dose level 0.6 mg/kg
mRNA-1944 sentinel #1
mRNA-1944 sentinel #2
mRNA-1944 sentinel #3
Dose expansion (N=5)
Randomization ratio of 3:2 mRNA-1944: Placebo
SMC
Dose level 4 0.6 mg/kg with steroid premedication
mRNA-1944 sentinel #1
mRNA-1944 sentinel #2
mRNA-1944 sentinel #3
Dose expansion (N=5)
Randomization ratio of 3:2 mRNA-1944: Placebo
SMC
Dose level 0.3 mg/kg on Day 1 and Day 8
mRNA-1944 sentinel #1
mRNA-1944 sentinel #2
mRNA-1944 sentinel #3
Dose expansion (N=5)
Randomization ratio of 3:2 mRNA-1944: Placebo

As of February 12, 2020, dose level cohorts 0.1, 0.3, 0.6 mg/kg without dexamethasone in the premedication regimen and dose level cohort 0.6 mg/kg with dexamethasone in the premedication regimen have been completed.
As of September 2019, at all dose levels tested (0.1, 0.3 and 0.6 mg/kg), all participants exceeded the levels of antibody expected to be protective against chikungunya infection (> 1 μg/mL) following a single dose, with the middle and high doses projected to maintain antibody levels above protective levels for at least 16 weeks as shown in the panel below. The average serum antibody level was quantified at various time points to demonstrate a half-life of 62 days. No significant adverse events were observed at the low and middle doses; infusion-related adverse events were observed at the high dose, which resolved spontaneously without treatment.

Mean serum concentration of antibody against Chikungunya virus (mRNA_1944) at three dose levels without steroid premedication in Phase 1 clinical trial

Mean (SEM) Serum Concentration of CHKV−24 IgG (µg/mL)
Time (Day)
1 µg/mL
0.1 mg/kg
0.3 mg/kg
0.6 mg/kg
0
28
56
84
112
140
168
0
1
2
3
4
5
6
7
8
9
10
11
0
2
4
6
8
10
0
1
2
3
4
5
6
7

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
Fabry disease (mRNA-3630): Summary
Our approach to Fabry disease with a secreted alpha galactosidase protein
Fabry disease is an X-linked hereditary defect in glycosphingolipid metabolism caused by mutations in the GLA gene, which encodes for the lysosomal protein alpha galactosidase, or α-GAL. It is one of several lysosomal storage diseases. Decreased activity of α-GAL results in the lysosomal accumulation of substrates (Gb3 and Lyso-Gb3) within cells and tissues, ultimately impairing cell/tissue function. Currently, there are several approved therapies for the treatment of Fabry disease including enzyme replacement therapy, or ERT, and chaperone therapy. However, patients continue to suffer from renal decline and have immunogenic side effects with ERT usage. In addition, patient eligibility with chaperone therapy is limited to amenable mutation status. With our platform technology, the cells in the human body can be instructed to produce α-GAL from the liver and other tissues to properly target α-GAL into lysosomes. Additionally, these tissues can secrete it into circulation for delivery to the lysosomes of other tissues. We are developing an intravenously administered mRNA that encodes α-GAL enzyme and we plan to conduct a Phase 1/2 clinical trial to evaluate the safety and efficacy of mRNA-3630 in Fabry patients.
Fabry disease (mRNA-3630): Disease overview
Fabry disease is a lysosomal storage disorder
Fabry disease is a progressive, multiorgan, X-linked lysosomal storage disorder with an annual incidence of approximately 1:80,000. Affected individuals have a deficiency in α-GAL, resulting in a reduced or complete inability to metabolize glycosphingolipids in the lysosomes. Thus, patients accumulate glycosphingolipids such as Gb3 within lysosomes, which ultimately results in cellular and tissue dysfunction. In Fabry patients, multiple organs are impacted including the vasculature, kidney, heart; and the gastrointestinal and neurological systems. The severity of the disease is related to the lack of enzyme activity in patient cells. Classic Fabry patients are the most affected individuals, and generally retain <1% of normal enzyme activity. Diagnosis of Fabry disease occurs generally during childhood, but in some patients, it is diagnosed later in life, usually after the patient presents with a stroke or renal complications.
Currently, there are several approved therapies for the treatment of Fabry disease. Agalsidase beta, which is marketed as Fabrazyme by Sanofi Genzyme, and Agalsidase alpha, which is approved and marketed as Replagal outside the United States by Shire, are enzyme replacement therapies, or ERTs, administered to most Fabry patients. Both of those therapies are versions of α-GAL ERTs that are administered intravenously, often require long infusion times and can lead to undesired immune reactions. These enzymes are effective at decreasing substrate accumulation in some tissues and slowing disease progression, however patients that have been on ERTs for 10 years still have renal function decline at a rate greater than normal healthy individuals. In addition to ERTs, Amicus Therapeutics has received marketing approval in many jurisdictions including the United States and European Union for migalastat, a small molecule chaperone therapy which treats a subset of patients.

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
Autoimmune Therapeutic Area (mRNA-6981 and mRNA-6231) Introduction
Our company strategy continues to be to invest in our platform technology and scalable infrastructure to pursue a pipeline of potential medicines that reflect the breadth of the mRNA opportunity. In January 2020, we announced the entry into a fifth therapeutic area, autoimmune diseases, building on the clinical validation of the systemic delivery of mRNA provided by the Phase 1 clinical proof of concept of the chikungunya antibody program. Autoimmune diseases are characterized by immune activation in response to antigens normally present in the body, reflecting a loss of tolerance. Within this therapeutic area, we are developing two potential medicines, mRNA-6981 and mRNA-6231, designed to engage peripheral tolerance pathways to dampen autoimmune activation and help restore immune homeostasis, thereby reducing autoimmune pathology. In this modality, mRNA is delivered systemically to create proteins that are either secreted or expressed on the cell surface.

Our approach to the treatment of autoimmune diseases is to leverage mechanisms of peripheral tolerance to modulate the immune system’s reaction to self-antigens.
Scientific and technical advances enable our expansion into new therapeutic areas, the latest of which is autoimmune disease. Autoimmune diseases are defined by pathology resulting from an adaptive immune response against an antigen or antigens normally present within the body. Pathology is present in a variety of organs across autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus, inflammatory bowel disease, psoriasis, type 1 diabetes, multiple sclerosis, autoimmune hepatitis and related disorders such as graft vs host disease. Autoimmune diseases affect millions of patients worldwide, many of whose disease is not well-controlled by existing treatment options, and represent billions of dollars in healthcare costs.
In healthy people, autoimmune reactions are prevented or controlled by mechanisms of tolerance. Lymphocytes (e.g., T and B cells) that are reactive against self-antigens are deleted during development, thus establishing central tolerance. Central tolerance is not completely protective, and so other mechanisms, collectively known as peripheral tolerance, act on any self-reactive lymphocytes that escape central tolerance to control potential autoimmune pathology. These mechanisms of peripheral tolerance include induction of a reversible state of cellular non-responsiveness in self-reactive cells called anergy, and expression of inhibitory receptors or cytokines by other cells, such as dendritic cells, macrophages, and regulatory T cells (“Tregs”). The immune system works constantly to maintain balance between a state of immune activation and immune tolerance, sometimes called homeostasis. We are developing two potential medicines we believe have the potential to engage peripheral tolerance mechanisms to dampen autoimmune activation and help restore immune homeostasis. PD-L1 (mRNA-6981) aims to induce the expression of this inhibitory receptor on myeloid cells, and IL-2 (mRNA-6231) aims to preferentially increase the number of Tregs.
PD-L1 (mRNA-6981): Mechanistic overview
PD-L1 is a co-inhibitory receptor that can induce anergy in programmed cell death protein 1 (“PD-1”)-expressing T cells.
Antigen presenting cells, such as dendritic cells, form stable cell-cell junctions with T and B cells, called immune synapses, to communicate in three ways: Signal 1 (antigen presentation and recognition), Signal 2 (co-stimulatory signals to activate the cell) and Signal 3 (cytokines, chemokines, and certain metabolites to activate, repress, or modulate the immune response). When immune synapses occur in the context of high levels of co-inhibition, such as high levels of PD-L1 expressed on antigen presenting cells, this may result in the induction of peripheral regulatory T cells, induction of a reversible non-responsive state called anergy, or death of autoreactive lymphocytes due to removal of critical survival signals. Given their role in adaptive immune responses and their involvement in autoimmune disorders, dendritic cells and other myeloid populations have become a target of recent immunotherapies.

The PD-L1/PD-1 pathway has a critical function in immune regulation and promotes development and function of Tregs. PD-L1 is a transmembrane protein expressed on antigen presenting cells, such as dendritic cells and macrophages, activated T cells, B cells, and monocytes as well as peripheral tissues. Its cognate receptor, PD-1, is a co-inhibitory transmembrane protein expressed on T cells, B cells, natural killer cells and thymocytes. Engagement of PD-1 to PD-L1 results in decreased IL-2 production and glucose metabolism, with continued engagement leading to induction of T cell anergy or conversion of naïve cells into peripheral regulatory T cells. Engagement of PD-L1 with PD-1 also inhibits T cell proliferation, cytotoxic activity and cytokine production, and suppresses the reactivation of previously activated T effector cells.
Preclinical mouse models deficient in PD-1 spontaneously develop a variety of autoimmune diseases such as arthritis, myocarditis, lupus-like glomerulonephritis and type 1 diabetes, demonstrating the critical role of the PD-L1/PD-1 interaction in maintaining tolerance to self-antigens. Additionally, treatment of cancer patients with PD-1 or PD-L1 inhibitors sometimes results in immune-related adverse events, including the development of hepatitis, dermatitis and colitis, demonstrating the role of PD-1/PD-L1 in human autoimmune reactions.
We believe our PD-L1 therapy may augment PD-L1 expression on cell types similar to those that endogenously express it, and by reducing immune activation, potentially reduce the clinical manifestations of a variety of autoimmune diseases.
PD-L1 (mRNA-6981): Our product concept
We intend to induce expression of PD-L1 on myeloid cells to send a tolerizing signal to immune cells in their environment in order to treat autoimmune diseases.
Our intent is to use our platform to influence myeloid cells, including dendritic cells, to provide additional co-inhibitory signals by augmenting endogenous expression of PD-L1. We believe that this tolerizing signal to lymphocytes may limit autoreactivity in the context of ongoing autoimmune pathology without severe and global suppression of the immune system. Given that our platform allows us to modify myeloid cells in situ, our approach to the creation of a tolerogenic environment may provide unique benefits in treating autoimmune diseases by seeking to restore immune homeostasis. We believe the platform technologies used have already been substantially validated in humans; mRNA-6981 employs the same delivery technology used in clinical trials for our chikungunya antibody therapeutic, mRNA-1944. Results with mRNA-1944 demonstrate predictable dose-dependent pharmacology that translated effectively from preclinical species into humans.

PD-L1 (mRNA-6981): Preclinical information
We have observed disease modification in a range of preclinical models.
We have investigated the effect of mRNA-6981 in multiple disease models. In one example we evaluated mRNA-6981 in a rat model of arthritis. Animals were given a single injection of chicken collagen type II in incomplete Freund’s adjuvant in order to induce chronic arthritis-like symptoms. mRNA-6981 was dosed subcutaneously at four times per week and compared to a negative PBS control and a positive control of daily high dose dexamethasone (Dex). Arthritis-like symptoms included paw swelling and joint rigidity, which were scored as a proxy for disease severity. Compared to animals treated with PBS, animals treated with PD-L1 mRNA presented with consistently less severe disease similar to animals treated daily with dexamethasone for at least three weeks.
Collagen-Induced Arthritis model

We have investigated mRNA-6981 in a range of other preclinical models of autoimmune and related diseases, including type 1 diabetes, colitis and graft-versus-host disease, and observed disease-modifying activity.
PD-L1 (mRNA-6981): Clinical plan
We are planning a Phase 1 clinical trial for patients with type 1 autoimmune hepatitis (“AIH”).
AIH is an autoimmune condition involving inflammation in the liver, which over time can lead to cirrhosis and liver failure. Type 1 AIH is characterized by a specific autoantibody profile and afflicts more than 75,000 patients in the U.S. Type 1 AIH is typically treated with steroids and azathioprine but some patients either do not respond to these treatments or are unable to tolerate them and are therefore in need of alternatives. A specific role for PD-L1 therapy in treating type 1 AIH is supported by clinical observations in cancer patients receiving PD-1/PD-L1 checkpoint inhibitor treatment: a noted adverse event is the development of AIH, which responds to discontinuation of checkpoint inhibitor therapy and treatment with corticosteroids. Checkpoint inhibitor-induced AIH has an identical histological and clinical manifestation compared to non-drug induced type 1 AIH. We believe that mRNA-6981 may provide benefit to type 1 AIH patients by increasing PD-L1 expression and plan to pursue proof-of-concept in type 1 AIH as a first step to addressing a range of autoimmune indications. We are planning a clinical trial to evaluate the safety, tolerability, pharmacology, and duration of the effect of mRNA-6981 in type 1 AIH patients refractory or intolerant to the standard of care
IL-2 Mutein (mRNA-6231): Mechanistic overview
IL-2 is a critical cytokine for Treg activation and expansion.
Cytokines are potent modulators of the immune system, directing function and homeostasis. IL-2 is critically important to T cell survival and function. IL-2 acts through a receptor complex that can be dimeric, IL-2Rß (“CD122”) plus the common γ chain (“CD132”), or trimeric, which is formed through the addition of IL-2Rα (“CD25”) to the dimeric form. The trimeric form has 10-

fold to 100-fold greater affinity for IL-2. Under low or homeostatic IL-2 conditions, those cells which preferentially express the trimeric receptor, or IL-2R, such as Tregs and very recently activated effector T cells, are activated. Conversely, those cells that express the dimeric form, such as naïve or antigen-experienced cytotoxic T cells and natural killer cells (“NK cells”), are only activated by much higher concentrations of IL-2. Tregs play an obligate role in maintaining peripheral tolerance through the control of effector T cell responses, and several strategies are being developed to exploit IL-2 to treat autoimmune disease by selectively enhancing Treg function. These include recombinant protein forms of IL-2/mAb complexes, IL-2 Muteins and low-dose IL-2.
IL-2 Mutein (mRNA-6231): Our product concept
We intend to utilize subcutaneous mRNA administration to produce a version of IL-2 that is potentially longer acting and more selective for the trimeric IL-2 receptor (“IL-2R”) in order to treat autoimmune diseases.
IL-2-based therapeutics are being clinically evaluated for a wide range of immune-mediated disorders, including rheumatoid arthritis, systemic lupus erythematosus, graft versus host disease, inflammatory bowel diseases, and autoimmune hepatitis. We believe that our platform can be exploited to produce a modified IL-2 for the treatment of autoimmune conditions. Our modified IL-2 is engineered with mutations that selectively decrease binding to the dimeric IL-2 receptor present on CD4+ and CD8+ T effector cells and NK cells, and increase reliance upon CD25 of the trimeric IL-2 receptor complex to trigger the signaling cascade in regulatory T cells. Our modified IL-2 is also expressed as a fusion protein to extend its half-life in the serum. This will be the first demonstration of subcutaneous administration of the delivery technology used in clinical trials for our chikungunya antibody therapeutic, mRNA-1944.

IL-2 Mutein (mRNA-6231): Preclinical information
We have observed preferential expansion of Tregs in non-human primates.
Preclinical work has been conducted using mouse homologs as well as cynomolgus monkeys. In one example, monkeys were dosed subcutaneously with a single dose of mRNA-6231 and T cells in the peripheral blood were monitored on days 1, 3, 5, 8, and 14. The percentage of Tregs (CD4+ T cells that were also FoxP3+) increased about 12-fold (average across N=4 animals) at their maximum (day 8 post-dosing). Conversely, the percentage of activated CD8+ conventional T cells (that co-express CD25) did not significantly increase over baseline at any time during the monitoring period, illustrating the preferential expansion of Tregs by the IL-2 Mutein.
IL-2 Mutein (mRNA-6231): Clinical plan
We are planning a Phase 1 clinical trial in normal healthy volunteers to assess safety, tolerability, pharmacokinetics and pharmacodynamics.
We plan to conduct a Phase 1 dose escalation study of mRNA-6231 in adult healthy volunteers. The objectives of this study are to evaluate the safety and tolerability of mRNA-6231, to assess the pharmacodynamic response through Treg selective expansion, activation and duration, and to characterize the pharmacokinetic profile of mRNA-6231 in expressing IL-2 in the serum following subcutaneous administration.

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
This modality currently has four programs. Our pipeline is shown in two formats, with a cell map illustrating the diversity of biology addressed by our mRNA pipeline programs, and a traditional format that shows the current stages of development of our pipeline programs, in the section of this Annual Report on Form 10-K titled “Business—Our Pipeline.”
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
Methylmalonic acidemia (mRNA-3704): Summary
Program aims to produce an intracellular, mitochondrial enzyme to treat a pediatric, genetic, metabolic disorder
Isolated methylmalonic academia, or MMA, is a rare, life-threatening, inherited metabolic disorder that is primarily caused by a defect in the mitochondrial enzyme methylmalonyl-coenzyme A mutase, or MUT. It primarily affects the pediatric population. There is no approved therapy that addresses the underlying disorder, including no approved enzyme replacement therapy, due to the complexity of the protein and its mitochondrial localization. Liver or combined liver-kidney transplant is one option for severely affected individuals. Our platform may allow the cells in the human body to produce these and other complex mitochondrial enzymes. Therefore, we are developing an intravenously (IV)-administered mRNA encoding MUT in our proprietary LNP, in order to restore this deficient or defective mitochondrial enzyme in the liver and other cells. We have observed preclinical proof-of-concept in two different MMA mouse models, notably with a marked improvement in survival and reduction of biochemical abnormalities in a severe MMA mouse model. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission. The FDA has also designated the investigation of mRNA-3704 for the treatment of isolated MMA due to MUT deficiency as a Fast Track development program. We have initiated a Phase 1/2 clinical trial in MMA patients with MUT deficiency, and as of February 12, 2020, we have enrolled the first patient in the trial. This patient has entered an observational period prior to treatment, which evaluates the patient’s baseline disease prior to starting the treatment period.
Methylmalonic acidemia (mRNA-3704): Disease overview
MMA is a rare, life-threatening pediatric disorder with no approved therapies that address the underlying defect
MMA associated with MUT deficiency is a serious inborn error of metabolism disorder with significant morbidity and mortality. There are approximately 500-2,000 MMA MUT deficiency patients in the United States based on estimated birth prevalence (0.3-1.2:100,000 newborns) and mortality rates. Mortality is significant, with mortality rates of 50% for MMA patients with complete MUT deficiency (mut 0) (median age of death 2 years) and 40% for MMA patients with partial MUT deficiency (mut -) (median age of death 4.5 years) reported in a large European study.
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
Methylmalonic acidemia (mRNA-3704): Clinical plan
We are conducting a global natural history study and a Phase 1/2 clinical trial in the United States and Europe
We are conducting a global natural history study in methylmalonic acidemia, or MMA, and propionic acidemia, or PA, that was initiated in 2018. Some of the patients participating in the natural history study may enter our interventional clinical trials.
Our natural history study aims to identify and correlate clinical and biomarker endpoints for both MMA and PA. We also have a PA program (mRNA-3927) that addresses a disease closely related to MMA. There is synergy in combining the natural history study for MMA and PA. The natural history study is a global, multi-center, non-interventional study for patients with confirmed diagnosis of MMA due to MUT deficiency or PA. Up to 60 MMA patients and up to 60 PA patients in the United States and Europe will be followed prospectively for 1-3 years. Enrollment in the study has been completed. Retrospective data are also being collected as available.
We have initiated an open-label, multi-center, dose escalation Phase 1/2 study of multiple ascending doses of mRNA-3704 in patients with isolated MMA due to MUT deficiency between 1 to 18 years of age with elevated plasma methylmalonic acid concentrations. The objectives of this study are to evaluate the safety, pharmacodynamics (as assessed by changes in plasma methylmalonic acid), and pharmacokinetic profile of mRNA-3704 in patients affected by MMA.
During the dose-escalation phase, three dose levels of mRNA-3704 are planned to be investigated in this study. The first dose level will enroll adolescents aged 8 and older. Once safety and tolerability is determined, we intend to enroll patients aged 1 and older. An additional cohort to evaluate a fourth dose level may be considered. Patients will receive twelve doses of mRNA-3704 administered via IV infusion every 3 weeks.
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
Upon establishment of a dose with acceptable safety and pharmacodynamic activity in dose escalation, additional patients will be enrolled in a dose-expansion phase to allow for further characterization of the safety and pharmacodynamic activity of

mRNA-3704. Patients in both phases of study will enter into a pre-dosing observational period to characterize baseline (pre-treatment) biomarker levels, followed by a treatment period, and then a two-year follow-up period after withdrawal of treatment. A schematic of the trial is shown in the figure below. We have enrolled the first patient in the trial. This patient has entered an observational period prior to treatment, which evaluates the patient’s baseline disease prior to starting the treatment period.
Propionic acidemia (mRNA-3927): Summary
We aim to produce an intracellular, mitochondrial enzyme complex to treat a pediatric metabolic disorder
Propionic acidemia, or PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase, or PCC. It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy, due to the complexity of the enzyme, which comprises six copies each of two different subunits (PCCA and PCCB), and its mitochondrial localization. The only effective treatment for severely affected individuals is liver transplant, aimed at increasing enzyme activity to reduce the occurrence of life-threatening acute metabolic crises. Our platform is uniquely positioned to potentially address this disease by enabling synthesis of this complex enzyme that is localized in the mitochondria of the cell. We are developing an IV-administered mRNA therapeutic comprising two different mRNAs encoding PCCA and PCCB in our proprietary LNP to replace the defective PCC enzyme with functional enzyme in liver and other cells. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927.
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
Propionic acidemia (mRNA-3927): Preclinical information
We have demonstrated activity in a PA mouse model in a long-term repeat dose study
A series of in vitro and in vivo pharmacology studies have been performed to demonstrate preclinical proof-of-concept for the combined PCCA and PCCB mRNA therapy. PCCA and PCCB mRNAs administered in PA patient fibroblasts (both PCCA and PCCB-deficient) showed production of active PCC enzyme with the proper subcellular localization in mitochondria at concentrations above wild-type levels. In vivo studies in PA (PCCA -/- [A138T]) mice have resulted in a dose-dependent increase in hepatic PCC activity with a concomitant decrease in disease biomarkers. Notably, a reduction in plasma ammonia levels was observed 3-4 weeks after a single IV administration (1 mg/kg) of PCCA and PCCB mRNA encapsulated in our proprietary LNP in PA mice (n=4-5/group). The data are shown in panel A of the figure below. Additionally, a 6-month repeat-dose study in PA mice showed decreased heart weight (normalized to body weight) in mice treated with monthly IV administration of PCCA and PCCB mRNA (1 mg/kg) compared to control mRNA (n=6/group). This is shown in panel B of the figure below. Data in both panels is presented as mean ± standard deviation.

Reduction in plasma ammonia with PCCA+PCCB mRNA in PA mouse model study
Panel (A)
Decrease in heart weight with PCCA+PCCB mRNA in 6 month repeat dose study in PA mouse model study
Panel (B)
In the 6-month repeat dose study in PA mice, a significant and sustained lowering of additional disease biomarkers (e.g., 2-methylcitrate, or 2MC) was observed throughout the duration of the 6-month study. A comparison of 2-methylcitrate levels as a result of monthly IV administration of PCCA and PCCB mRNAs (0.5-1 mg/kg) compared to control mice injected with a control (luciferase) mRNA is shown in the figure below (n=6/group). Data are presented as mean ± standard deviation. The IND-enabling GLP toxicology program for PA (mRNA-3927) has been completed.

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
We have launched a natural history study aimed at identifying and correlating clinical and biomarker endpoints. This is a global, multi-center, non-interventional study for patients with confirmed diagnosis of PA or MMA due to MUT deficiency. Up to 60 PA and 60 MMA patients in the United States and Europe will be followed prospectively for 1-3 years. Enrollment in this study has been completed. Retrospective data are being collected as available.
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
GSD1a occurs in approximately 1:100,000 live births in the United States and European Union but is more common in Ashkenazi Jews where the incidence is reported to be 1:20,000 live births. There are an estimated 2,500 people in the United States and over

4,000 people in the European Union with GSD1a. Although strict diet therapy, including frequent feeding with uncooked cornstarch, allows GSD1a patients to live into adulthood by preventing hypoglycemia, the underlying pathological processes remain uncorrected resulting in the development of many long-term complications including liver adenomas and hepatocellular carcinoma. While gene therapy is being investigated for treatment of GSD1a, we believe there are potential advantages for mRNA therapeutics for this disorder over gene therapy.

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
In a dose-response study performed in G6PC.LKO mice, we treated the mice with three different doses of 0.2, 0.5, and 1 mg/kg of G6Pase mRNA encapsulated in our proprietary LNP and examined fasting glucose, serum triglycerides, and liver enzymes (n=5-8). Of note, mice treated with G6Pase mRNA showed a dose-dependent improvement in fasting glycemia and a reduction in serum triglycerides, without a significant increase in liver enzymes (e.g. alanine transaminase - ALT). Fasting blood glucose and triglycerides are shown in the figure below. Each bar represents the mean ± standard deviation. Single and double asterisk denotes p < 0.05 and p < 0.0001, respectively, by one-way ANOVA, followed by Dunnett’s post-hoc test for multiple comparisons.
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

MANUFACTURING (PRODUCT SUPPLY AND TECHNICAL DEVELOPMENT)
We believe manufacturing plays a critical role in our value chain and ability to develop a new class of medicines. Our manufacturing capabilities currently support the Research Engine and the Early Development Engine, while in connection with preparing for our upcoming Phase 3 clinical trial with our CMV vaccine, we are establishing capabilities to support the Late Stage Development and Commercial Engine. Within the Research Engine, our manufacturing provides mRNA drug substance and formulated drug product for platform research and therapeutic area drug discovery. For the Early Development Engine, we manufacture mRNA and drug product for IND-enabling GLP toxicology studies and initial human clinical studies. For Late Stage Development, we manufacture mRNA and drug product for phase 3 studies. Our approach to date has been to proactively build capacity in anticipation of demand from internal research and development, as well as from our strategic collaborators. We have done so by making significant investments in our internal manufacturing capability and in a network of external manufacturing partners.
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

We have invested in a dedicated in-house manufacturing facility in Norwood, MA, Moderna Technology Center (MTC), given our expectations for significant ongoing pipeline expansion and the long lead time required in building manufacturing infrastructure. The facility is approximately 200,000 square feet; can scale up to 100 cGMP lots per year; and can accommodate over 200 of our employees. This facility is expected to support our Research Engine supply, IND-enabling GLP toxicology study supplies, our Phase 1 and Phase 2 pipeline activities, later-stage clinical development activities, particularly in connection with our Phase 3 CMV vaccine clinical trials, as well as certain commercial activities.
The MTC includes the following areas:

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
We believe that our internal manufacturing capacity is key to the advancement of our platform technology development and therapeutic area discovery efforts. High throughput automation and custom-engineered equipment enable us to produce multiple high quality mRNA and formulated constructs within a limited timeframe from order to delivery. We currently have infrastructure capable of producing up to 1,000 lots of mRNA sequences and formulations per month with a turnaround time of a few weeks from sequence to final product. The typical scale of mRNA manufactured by this team is 1-1000 mg.
Supply for the Early Development Engine
Analogous to the Research Engine, we have proactively established manufacturing capabilities for the Early Development Engine. We started supplying product to enable IND-enabling GLP toxicology studies, and for human clinical studies, meeting required cGMP standards, with a combination of internal manufacturing at our Cambridge headquarters and external manufacturing at well-established contract manufacturing organizations, or CMOs. Our MTC facility has the capability and capacity to produce research and clinical supply for our programs as well as to enable technology development and scale-up for future needs. We will continue to selectively use CMOs to complement our internal capacity to provide supply contingency and expanded capability where needed.
This extensive capacity has helped enable our broad pipeline of 24 development candidates, including the significant output necessary to supply our toxicological and human clinical studies. Though the underpinnings of the technology utilized across these 23 programs are the same, each program typically requires customization driven in part by its target product profile. These custom features range from varying molecular architecture to different routes of administration, and often necessitate multivalent products. For example, our CMV vaccine (mRNA-1647) requires six different mRNA sequences to be manufactured for inclusion in an intramuscular mRNA medicine, whereas OX40L (mRNA-2416) requires a single mRNA sequence for inclusion in an intratumoral mRNA medicine. All programs, with the exception of PCV, require that we scale up supply over time to meet the clinical demand required in the different phases of development and prepare the process for regulatory approval and eventually commercial supply, where bigger batch sizes will be required. In contrast, the PCV program is designed to provide each patient with a cancer vaccine that is designed and manufactured for that specific patient, thus increasing the number of batches to match the number of patients treated. As we scale the manufacturing output for particular programs, we plan to continuously improve yield, purity, and the pharmaceutical properties of our development candidates from IND-enabling GLP toxicology studies through commercial launch, including improvement to shelf life stability and solubility properties of drug product and drug substance. Typically after a change in process, more time may be required for pharmaceutical property testing, such as 6- or 12-month stability testing. This time lag may necessitate resupplying clinical materials, or making additional cGMP batches to meet clinical trial demand, before such pharmaceutical property testing is completed.
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
Supply for the Late Stage Development and Commercialization Engine
As our pipeline advances to later stage development and potential commercialization, we will need to evolve our manufacturing suites and other capabilities at our MTC facility. The modular nature of the MTC suites is permitting us to manufacture drug substance and drug product for our upcoming phase 3 CMV clinical trial and potentially other registrational trials, and potentially drug substance and drug product for commercialization for certain rare disease indications. In other instances, we may build additional capabilities to support our Late Stage Development and Commercialization Engine.
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
We have seen several benefits from our investments in digitization, most importantly through the depth of our platform technology and breadth of our pipeline. Other benefits include:

•	Quality: Reduction in human errors by enabling automation, repeatability, and seamless integration;

•	Scalability: Growth in our pipeline to 23 programs;

•	Speed: Rapid manufacture of research-grade mRNA from the Research Engine; and

•	Cost efficiencies: Digital infrastructure utilized across our platform, drug discovery, clinical development, and manufacturing to maximize efficiencies.
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

Digital technologies to support our business processes
We have deployed several digital systems across finance, manufacturing, and human resources to automate our business processes and drive efficiencies. We have implemented the SAP S4/Hana system for ERP. In December 2016 we implemented the finance, procurement and inventory management modules and further scaled the ERP to support manufacturing, quality and supply chain in September 2017 and added the MTC facility and processes in July 2018. We have implemented various cloud-based solutions to improve business processes and drive efficiencies. For example, we have implemented the Workday system for human resource planning and management and integrated various applications across payroll, 401k services, equity plan management and expense reporting.

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
One key principle of our approach to strategic alliances is to share the rewards and risks of developing a new mRNA modality, where we may have early research data and desire a strategic collaborator to join us in advancing early development candidates within such modality into the clinic. Representative relationships and associated programs include the following:

•	AstraZeneca for the localized regenerative therapeutics modality, such as the VEGF-A program (AZD8601) currently in Phase 2a;

•	AstraZeneca for the intratumoral immuno-oncology modality, such as the IL-12 program (MEDI1191) currently in Phase 1;

•	AstraZeneca for the systemic secreted therapeutics modality, such as the Relaxin program (AZD7970);

•	Merck for the prophylactic vaccines modality, such as the RSV vaccine program (mRNA-1172) currently in Phase 1;

•
Merck for the cancer vaccines modality, such as the personalized cancer vaccine program (mRNA-4157) currently in Phase 2 using a workflow that enables a rapid turnaround time to bring personalized vaccines to patients, and the KRAS vaccine program (mRNA-5671) currently in Phase 1;

•	DARPA for the systemic secreted therapeutics modality, such as the antibody against Chikungunya virus program (mRNA-1944) currently in Phase 1; and

•	Vertex for the lung delivery modality, such as the cystic fibrosis, or CF, and cystic fibrosis transmembrane conductance regulator, or CFTR program currently in research.
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
AstraZeneca (NYSE: AZN)—Strategic Alliances in Cardiovascular and Oncology
We have three alliances with AstraZeneca. Our first strategic alliance established in 2013 and amended and restated in 2018, was to discover, develop, and commercialize potential mRNA medicines for the treatment of cardiovascular and cardiometabolic diseases, as well as selected targets for cancer. The relationship with AstraZeneca was expanded in 2016 by entering into a new immuno-oncology strategic alliance which is now focused on the joint development of an mRNA investigational medicine to make the IL-12 protein. It was further expanded in 2017 by entering into another strategic alliance which is focused on the joint development of a potential mRNA medicine to make the relaxin protein, following discovery and preclinical development of the relevant development candidate internally. Additionally, AstraZeneca has made several equity investments in Moderna, which total approximately $290.0 million through December 31, 2019.
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
As of the effective date of the original Option Agreement and Services and Collaboration Agreement in 2013, AstraZeneca made upfront cash payments to us totaling $240.0 million in exchange for the acquired options and our performance of certain research-related services, each as described above. AstraZeneca will pay us a $10.0 million option exercise payment with respect to each development candidate (and related back-up candidates) for which it exercises an option. We are also eligible to receive, on a product-by-product basis, up to $400.0 million in aggregate contingent option exercise payments upon the achievement of certain development, regulatory and commercial milestone events. Additionally, we are entitled to receive, on a product-by-product basis, earn-out payments on worldwide net sales of products ranging from a high-single digit percentage to 12%, subject to certain reductions, with an aggregate minimum floor. As of December 31, 2019, we have received from AstraZeneca an option exercise payment of $10.0 million and a clinical milestone payment of $30.0 million with respect to AstraZeneca’s VEGF-A product (AZD8601) that is currently being developed in a Phase 2a clinical trial in the cardiovascular and cardiometabolic fields. Additionally, as of December 31, 2019, we have received $120.0 million from AstraZeneca under the 2018 A&R Agreements for the achievement of specified technical milestones.
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

2016 Strategic Alliance with AstraZeneca—IL-12
In January 2016, we entered into a new Strategic Drug Development Collaboration and License Agreement, which we refer to as the 2016 AZ Agreement, with AstraZeneca to discover, develop and commercialize potential mRNA medicines for the treatment of a range of cancers.
Under the terms of the 2016 AZ Agreement, we and AstraZeneca have agreed to work together on an immuno-oncology program focused on the intratumoral delivery of a potential mRNA medicine to make the IL-12 protein. The 2016 AZ Agreement initially included research activities with respect to a second discovery program. During a limited period of time, each party had an opportunity to propose additional discovery programs to be conducted under the 2016 AZ Agreement. We are responsible for conducting and funding all discovery and preclinical development activities under the 2016 AZ Agreement in accordance with an agreed upon discovery program plan for the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement. For the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement, during a defined election period that commenced as of the effective date of the 2016 AZ Agreement (for the IL-12 program) and otherwise will commence on initiation of any such new discovery program, AstraZeneca may elect to participate in the clinical development of a development candidate arising under the 2016 AZ Agreement from such program. If AstraZeneca so elects (as it has for the IL-12 program), AstraZeneca will lead clinical development activities worldwide and we will be responsible for certain activities, including being solely responsible for manufacturing activities, all in accordance with an agreed upon development plan. AstraZeneca will be responsible for funding all Phase 1 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan), and Phase 2 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan) up to a defined dollar threshold. We and AstraZeneca will equally share the costs of Phase 2 clinical development activities in excess of such dollar threshold, all Phase 3 clinical development activities and certain other costs of late-stage clinical development activities, unless we elect not to participate in further development and commercialization activities and instead receive tiered royalties, as described below.
We and AstraZeneca will co-commercialize products in the United States in accordance with an agreed upon commercialization plan and budget, and on a product-by-product basis will equally share the U.S. profits or losses arising from such commercialization. Notwithstanding, on a product-by-product basis, prior to a specified stage of development of a given product, we have the right to elect not to participate in the further development and commercialization activities for such product. If we make such election, instead of participating in the U.S. profits and losses share with respect to such product, we are obligated to discuss future financial terms with AstraZeneca. If we are unable to agree on future financial terms within a short defined period of time, we are entitled to receive tiered royalties at default rates set forth in the 2016 AZ Agreement, ranging from percentages in the mid-single digits to 20% on worldwide net sales of products, subject to certain reductions with an aggregate minimum floor. AstraZeneca has sole and exclusive responsibility for all ex-U.S. commercialization efforts. Unless we have elected to not to participate in further development (in which case royalties on ex-U.S. net sales will be at the default rates as described above, unless otherwise agreed by the parties), we are entitled to tiered royalties at rates ranging from 10% to 30% on ex-U.S. net sales of the products, subject to certain reductions with an aggregate minimum floor. Subject to customary “back-up” supply rights granted to AstraZeneca, we exclusively manufacture (or have manufactured) products for all development and commercialization purposes. We and AstraZeneca have agreed to certain defined exclusivity obligations with each other under the 2016 AZ Agreement with respect to the development and commercialization of mRNA medicines for IL-12.
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
2015 Strategic Alliance with Merck—Infectious Disease
In January 2015, we entered into a Master Collaboration and License Agreement with Merck, which we refer to as the 2015 Merck Agreement, to research, develop, and commercialize potential mRNA medicines for the prevention and treatment of infections by RSV. As a part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to conclude the collaboration as it relates to development of potential mRNA medicines for other viruses, including mRNA-1278 for the prevention of VZV infection. Pursuant to the 2015 Merck Agreement, Merck is primarily responsible for research, development and commercialization activities and associated costs. We are responsible for designing and, at Merck's cost, manufacturing all mRNA constructs for preclinical and Phase 1 and Phase 2 clinical development purposes. Responsibility for manufacturing mRNA constructs for late stage clinical development and commercialization purposes is to be determined.
The focus of the initial four-year period of the 2015 Merck Agreement, which ended in January 2019, was the discovery and development of mRNA vaccines and antibodies directed to the four viruses that were the subject of the 2015 Merck Agreement. The 2015 Merck Agreement also includes an additional three-year period during which Merck may continue to preclinically and clinically develop product candidates using mRNA constructs that were initially developed during the initial four-year research period. Merck may, prior to January 12, 2022, elect to exclusively develop and commercialize up to five product candidates.
During the four-year discovery and development phase of the alliance, we and Merck agreed to work exclusively with each other to develop potential mRNA medicines for the prevention and treatment of infections by the four viruses that were the subject of the 2015 Merck Agreement. Additionally, we and Merck have agreed to certain defined exclusivity obligations following the four-year discovery and development phase of the alliance. As part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to certain exceptions to the existing exclusivity obligations, pursuant to which we will no longer be restricted from researching, developing, and commercializing an mRNA investigational medicine for the prevention of a specific set of respiratory infections, including RSV, for the pediatric population.
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
Pursuant to the Vertex Agreement, we lead discovery efforts during an initial research period that currently extends until March 2020, leveraging our Platform technology and mRNA delivery expertise along with Vertex’s scientific experience in CF biology and the functional understanding of CFTR. Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Vertex is also obligated to pay us for research services in connection with our performance of activities during the research period in accordance with a jointly agreed research plan. Subject to customary “back-up” supply rights granted to Vertex, we exclusively manufacture (or have manufactured) mRNA for pre-clinical, clinical, and commercialization purposes.
Under the terms of the Vertex Agreement, we received a $20.0 million upfront payment from Vertex. In July 2019, Vertex elected to extend the initial research period by six months by making a $2.0 million payment to us pursuant to the 2019 Vertex Amendment. Vertex has the right to extend the initial research period by an additional 18-month period by making an additional payment to us. Vertex has rights to further extend the research period for two additional one-year periods by making an additional payment to us for each one-year extension. We are eligible to receive up to $275.0 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events, and Vertex will also pay us tiered royalties at rates ranging from the low- to high-teens on worldwide net sales of products arising from the strategic alliance, subject to certain reductions, with an aggregate minimum floor. In connection with the strategic alliance, Vertex also made a $20.0 million equity investment in us.
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
In October 2013, DARPA awarded Moderna up to approximately $24.6 million under Agreement No. W911NF-13-1-0417 to research and develop potential mRNA medicines as a part of DARPA’s Autonomous Diagnostics to Enable Prevention and Therapeutics, or ADEPT, program, which is focused on assisting with the development of technologies to rapidly identify and respond to threats posed by natural and engineered diseases and toxins. As of December 31, 2019, $19.7 million of the award amount has been funded. This award followed an initial award from DARPA of approximately $1.4 million given in March 2013 under Agreement No. W31P4Q-13-1-0007. The DARPA awards have been deployed primarily in support of our vaccine and antibody programs to protect against Chikungunya infection.
Biomedical Advanced Research and Development Authority (BARDA)
In September 2016, we received an award of up to approximately $125.8 million under Agreement No. HHSO100201600029C from BARDA, a component of the Office of the Assistant Secretary for Preparedness and Response, or ASPR, within the U.S. Department of Health and Human Services, or HHS, to help fund our Zika vaccine program. Under the terms of the agreement with BARDA, an initial base award of approximately $8.2 million supported toxicology studies, a Phase 1 clinical trial, and associated manufacturing activities. Additionally, four contract options were awarded under the agreement with BARDA. Three out of four of these options have been exercised, bringing the total current award to approximately $117.6 million to support an additional Phase 1 study of an improved Zika vaccine candidate, Phase 2 and Phase 3 clinical studies, as well as large-scale manufacturing for the Zika vaccine.
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

INTELLECTUAL PROPERTY
Our patent estate and approach, a strategic asset
Since our inception, we have considered the creation and building of our intellectual property, or IP, portfolio as a critical part of our mission. In a relatively short amount of time, we have built a significant patent estate that includes over 560 world-wide pending patent applications and over 210 issued or allowed U.S. and foreign patents covering key components of our proprietary platform technology, investigational medicines, and development candidates. The figure below shows our internally developed estate and indicates the number of patents approved since 2010.
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
With respect to our IP estate, our solely-owned patent portfolio consists of more than 115 issued or allowed U.S. patents or patent applications and more than 100 granted or allowed patents in jurisdictions outside of the U.S. covering certain of our proprietary platform technology, inventions, and improvements, and covering key aspects of our clinical and most advanced development candidates. Additional patent applications are also pending that, in many cases, are counterparts to the foregoing U.S. and foreign patents.
Most of the patents and applications (if issued) in our portfolio have or will have expiry dates extending out to 2033 at the earliest and at least 2040-2041 for patents ultimately granting based on our more recently filed patent applications.
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

With respect to our platform, we have a portfolio that includes approximately 90 issued or allowed U.S. patents or patent applications, and approximately 100 granted foreign patents and pending foreign patent applications covering platform innovations that are directly related to the design, formulation and manufacturing of mRNA medicines.
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
Our patent portfolio for our investigational medicines and development candidates features at least 25 issued or scheduled-to-issue patents, with many additional pending applications in the U.S. and foreign jurisdictions directed to our development candidates.

Prophylactic vaccines

For programs within our prophylactic vaccines modality, we typically pursue patent protection featuring composition of matter and method of use claims. Our global patent protection strategy may vary based on the unique geographic prevalence of various infectious diseases.

One of our earliest investigational medicines in the infectious disease pipeline, a vaccine containing mRNA encoding the H7 HA antigen for the prevention of human infection with the influenza H7N9 avian influenza A virus is protected by a patent family that includes two issued U.S. patents, three pending U.S. patent applications and pending patent applications in Europe, Canada, Australia, Brazil, China, Hong Kong, India, Japan, Russia, and Singapore. Issued U.S. Patent No. 9,872,900 includes claims to H7 mRNA vaccine compositions. Issued U.S. Patent No. 10,022,435 features claims directed to methods of vaccinating subjects against infection with lipid nanoparticle-encapsulated mRNAs encoding infectious disease antigens. Also pending are patent applications in the U.S., China and Europe covering certain prophylactic vaccination methods relating to our influenza H7N9 mRNA vaccine.

We filed patent applications in several jurisdictions covering RSV vaccines. At least two U.S. and two European patent applications are pending, as are applications in several African, Asian, European, Middle Eastern, South American, and other jurisdictions. Also pending is a provisional application featuring our pediatric RSV vaccine.

Patent coverage for our human CMV vaccine, which includes mRNAs encoding several surface glycoproteins of the CMV virus, can be found in pending applications in Australia, Canada, Europe and Japan. In the United States, our CMV vaccine is covered in issued U.S. Patent No. 10,064,935, in issued U.S. Patent No. 10,383,937, and in two recently allowed and soon to be issued U.S. patent applications.

Patent applications directed to our hMPV/PIV3 vaccine are pending in the United States, Europe and Hong Kong. Three U.S. patents have issued featuring hMPV/PIV3 vaccines with U.S. Patent No. 10,064,934 having claims covering LNP-encapsulated mRNA vaccines that encode the PIV3 and hMPV fusion proteins, U.S. Patent No. 10,272,150 having claims covering administration methods for these LNP-encapsulated mRNA vaccines, and U.S. Patent No. 10,543,269 having claims covering vaccines that include HMPV-encoding mRNA formulated in LNPs.

Our Zika mRNA vaccine is covered in a series of patent families directed to mosquito-borne viruses. These patent families include two issued U.S. Patents that cover our Zika vaccines, U.S. Patent No. 10,124,055 and U.S. Patent No. 10,449,244, several pending U.S. patent applications, one of which is recently allowed and soon to be issued as a U.S. patent, and pending European and Hong Kong patent applications.

Cancer vaccines

Composition of matter and method claims also protect programs within our cancer vaccines modality. Proprietary methods around the making and therapeutic use of our PCVs and resulting vaccine compositions are described and claimed in three pending U.S. patent applications, two pending PCT applications, three pending European patent applications, two pending patent applications in each of Australia, Canada, China, and Japan, and a pending patent application in each of South Korea, New Zealand, Russia, Singapore and South Africa. These applications also relate to various vaccine design formats, in particular, polyepitopic vaccine formats, and methods of treating cancer with such personalized cancer vaccines. We also possess substantial know-how and trade secrets relating to the development and commercialization of our cancer vaccine programs, including related manufacturing process and technology.

Likewise, our KRAS antigen cancer vaccine and methods of treating cancer featuring such vaccines are covered in a pending U.S. patent application and pending applications in Australia, Canada, Europe, and Japan, as well as in several other European, South American, Asian and Middle Eastern jurisdictions.

Intratumoral immuno-oncology

To protect programs within our intratumoral immuno-oncology modality, we have filed numerous patent applications featuring claims to mRNAs encoding immune-stimulatory proteins and methods of treating cancer using such compositions.

Three of our immuno-oncology programs are designed to be administered intratumorally to alter the tumor microenvironment in favor of mounting an immune response against tumors. Our OX40L mRNA program and our mRNA program that includes mRNAs that encode OX40L, IL-23 and IL-36γ are covered by eight issued U.S. patents, U.S. Patent Nos. 10,143,723, 10,172,808, 10,285,950, 10,322,090, 10,322,191, 10,379,767, 10,383,951 and 10,406,113, by several pending U.S. patent applications, and by several pending patent applications in foreign jurisdictions including European, Asian, South American and other jurisdictions. These applications feature claims to the mRNA therapeutics as compositions of matter, formulations that include such mRNAs and methods of reducing tumors and treating cancer featuring these development candidates. Similar claims cover our IL-12 development candidate which can be found in a pending patent applications in the United States, Australia, Canada, China, Europe and Japan, as well as several other jurisdictions in Asia, South America and the Middle East.

Localized regenerative therapeutics

Our localized regenerative therapeutics modality is focused on regenerative therapeutics. Our sole program, VEGF-A, is being developed in collaboration with AstraZeneca and is covered by a pending U.S. patent application and by several national phase patent applications filed in South American, Asian and Middle Eastern jurisdictions. The VEGF patent applications are solely-owned by Moderna.

Systemic intracellular therapeutics

Within our systemic intracellular therapeutics modality, we have four programs featuring expression of intracellular enzymes for the treatment of rare diseases. For our rare disease programs, we generally pursue patent protection featuring composition of matter and method of use claims, for example, pharmaceutical composition and method of treatment claims. Our most advanced rare disease development candidate, MMA, is covered by a patent family that includes two issued U.S. Patents, U.S. Patent No. 10,406,112 and U.S. Patent No. 10,426,738, two pending U.S. patent applications, a pending U.S. provisional patent application, and foreign patent applications filed in Australia, Canada, Japan, Europe and the Middle East.

For our PA development candidate, we have two pending PCT patent applications covering mRNA encoding the alpha and beta subunits of the enzyme propionyl-CoA carboxylase (PCCA and PCCB, respectively), for the treatment of PA.

For our PKU development candidate, we have a pending PCT patent application covering mRNA encoding phenylalanine hydroxylase, or PAH, for the treatment of PKU.

For our Glycogen Storage Disorder, Type 1a (GSD1a) development candidate, we have 2 pending PCT patent applications covering mRNA encoding glucose 6-phosphatase (G6Pase) for the treatment of this disorder.

Any U.S. and foreign patents that may issue from these four patent families would be expected to expire in 2036 for the earliest of the MMA patents and 2038-2039 for the remaining MMA, PA, PKU and GSD1a patents, excluding any patent term adjustments and any patent term extensions.

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

Systemic secreted and cell-surface therapeutics

Our systemic secreted and cell-surface therapeutics modality features programs directed to expression of secreted or cell-surface proteins including antibodies, circulating modulation factors, secreted enzymes and transmembrane proteins. Our mRNA-encoded antibody against Chikungunya virus reported positive interim Phase 1 results in clinical trials and utilizes the same lipid nanoparticle (LNP) formulation being advanced for our MMA program and other rare disease programs. Patent protection for mRNA-encoded antibody against Chikungunya virus is being sought by way of a pending PCT patent application, in which we share joint ownership rights.

Our Relaxin development candidate is being developed in collaboration with AstraZeneca and is covered by several pending foreign patent applications outside the United States, for example, in several Asian, European, Middle Eastern, South American and other jurisdictions, and by a pending U.S. application undergoing accelerated examination in the USPTO.

For our Fabry development candidate, we have two issued U.S. patents, U.S. Patent No. 10,494,636 and U.S. Patent No. 10,519,455, as well as pending applications in the United States, Australia, Canada, Europe and Japan covering mRNA encoding alpha-galactosidase A.

Our PD-L1 and IL-2 development candidates are covered in three recently filed U.S. provisional patent applications.

Trademarks

Our registered trademark portfolio currently contains approximately 100 registered trademarks, consisting of at least 10 registrations in the United States and approximately 90 registrations in Australia, Canada, China, the EU, Japan, Singapore, Sweden, and under the Madrid Protocol. In addition, we have other pending trademark applications, consisting of trademark applications in the United States, Australia, Canada, China, the EU, Japan, Singapore, and under the Madrid Protocol.

In-licensed intellectual property
While we develop and manufacture our potential mRNA medicines using our internally created mRNA technology platform, we also seek out and evaluate third party technologies and IP that may be complementary to our platform.
Patent sublicense agreements with Cellscript and mRNA RiboTherapeutics
The Trustees of the University of Pennsylvania, or Penn, owns several issued U.S. patents, granted European patents and pending U.S. patent applications directed, in part, to nucleoside-modified mRNAs and their uses, or the Penn Modified mRNA Patents. mRNA RiboTherapeutics, Inc., or MRT, obtained an exclusive license to the Penn Modified mRNA Patents and granted its affiliate, Cellscript, LLC, or Cellscript, a sublicense to the Penn Modified mRNA Patents in certain fields of use.
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

EMPLOYEES
We have approximately 830 full-time employees, 51% of whom hold Ph.D., M.D., J.D., or Master’s degrees. Among our employees, 45% identify as female, 54% identify as male, and 1% have chosen not to identify themselves or selected other. None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.
We believe that our employees are highly engaged, and we and our employees have been recognized by surveys conducted by external groups. Science magazine ranked us as a top employer for the last five years; we were ranked #7 in 2015, #3 in 2016, #6 in 2017, #4 in 2018 and #11 in 2019.
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

CORPORATE SOCIAL RESPONSIBILITY
In pursuit of our mission to deliver on the promise of mRNA science to create a new generation of transformative medicines for patients, we have scaled our operations, invested in research, and hired top-tier talent. As we continue to mature, we believe it is important to develop long-term programs that underscore our commitment to corporate social responsibility. Please refer to the “Citizenship” section of our website, which can be found at www.modernatx.com, for a description of some of the measures we have taken to support our commitment to corporate social responsibility.

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
We compete in the segment of pharmaceutical and biotechnology industries. There are additional companies that are working on potential mRNA medicines. Companies with clinical programs with mRNA include BioNTech, CureVac, eTheRNA Immunotherapies, and Translate Bio and those with preclinical programs include Arcturus Therapeutics, Ethris, Genevant Sciences, Stemirna Therapeutics and GlaxoSmithKline.
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
Our investigational medicines and any future investigational medicines must be approved by the FDA through a biologics license application, or BLA, or new drug application, NDA process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarified that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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
The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. It will overhaul the current system of approvals for clinical studies in the EU. Specifically, the new regulation, which will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), aims at simplifying and streamlining the approval of clinical studies in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

Pediatric investigation plan
An application for marketing authorization of a medicinal product for human use which is not yet authorized in the EU shall be considered valid only if it includes a Pediatric Investigational Plan, or PIP, according to Regulation (EC) No. 1901/2006. The PIP or the application for waiver shall be submitted with a request for agreement, except in duly justified cases, early during the product development phase and not later than upon completion of the human pharmacokinetic studies in healthy subjects. The end of Phase 1 pharmacokinetic studies can coincide with the initial tolerability studies, or the initiation of the adult Phase 2 studies (proof-of-concept studies); in any case, submission of the PIP cannot be after initiation of pivotal trials or confirmatory (Phase 3) trials.
The Pediatric Committee, a scientific committee established at the Community level, shall assess the content of any PIP, waivers, and deferrals for a medicinal product submitted to it in accordance with the regulation on medicinal products for pediatric use and formulate an opinion thereon.
European Union drug review and approval
In the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU and Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicines such as gene therapy, somatic cell therapy or tissue engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune, and other immune dysfunctions and viral diseases. For those products for which the use of the Centralized Procedure is not mandatory, applicants may elect to use the Centralized Procedure where either the product contains a new active substance not yet authorized in the EEA, or where the applicant can show that the product constitutes a significant therapeutic, scientific, or technical innovation or for which the Centralized Procedure is in the interest of patients at a European level.
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, in relation to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.
European Union exclusivity
In the EU, new innovative products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon the grant of a marketing authorization. During the period of data exclusivity regulatory authorities in the EU may not reference the innovator’s data to assess a generic or biosimilar application for eight years, after which a generic or biosimilar marketing application can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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
European data collection
The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.
European Union drug marketing
Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. Infringement of relevant EU laws could result in substantial fines and imprisonment.
Payments may be made to physicians in limited circumstances, and in certain EU Member States such payments must be publicly disclosed. Moreover, agreements with physicians for the provision of services often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

•
The Anti-Kickback Statute, or AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug or any other good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

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

•
Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

•
The Physician Payments Sunshine Act, enacted as part of Act, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•
Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor impose a variety of obligations on. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances. Such data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. For example, in California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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
The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal health care programs. With the current presidential administration and Congress, there may be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA, which may impact reimbursement for drugs and biologics. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken.

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
Risks related to our business and creating a new class of medicines
Our pursuit of mRNA-1273, a potential vaccine for the novel coronavirus (“SARS-CoV-2”), is at an early stage.  We have not previously tested our rapid response capability and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.
In response to the global outbreak of coronavirus, we are pursuing the rapid manufacture of mRNA-1273 in collaboration with the Vaccine Research Center and Division of Microbiology and Infectious Diseases of the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health, (“NIH”). The Coalition for Epidemic Preparedness Innovations (“CEPI”) has agreed to fund the cGMP manufacture of the preliminary clinical batches of the vaccine, and NIAID plans to conduct investigational new drug-enabling (“IND-enabling”) studies and use such clinical batches to run a Phase 1 clinical study in the United States.  Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.  Additionally, our ability to develop an effective vaccine depends on the success of our rapid response capability, which we have not previously tested and which will need to be funded by third parties in order to enable us to have sufficient capacity to respond to a global health challenge.  If the outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture mRNA-1273, NIAID or CEPI could de-prioritize their support for the development of our vaccine.  We are also committing financial resources and personnel to the development of mRNA-1273 which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern.  Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.  In addition, another party may be successful in producing a more efficacious vaccine or other treatment for SARS-CoV-2 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies.
If we are successful in producing a vaccine against SARS-CoV-2, we may need to devote significant resources to its scale-up and development, including for use by the U.S. government.
In the event that the Phase 1 clinical trials for mRNA-1273 that are to be conducted by NIAID are perceived to be successful, we may need to work toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against SARS-CoV-2 is unclear, we may have a widely used vaccine in circulation in the United States or another country prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for Moderna and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

We will need to seek and secure significant funding through financings or from other sources. Clinical data or trial execution that creates delays, setbacks, or failures in one or more of our programs or modalities or the entire pipeline could result in an impaired ability or inability to finance or fund the Company in the future.
We are currently advancing our pipeline of 24 development candidates across our 23 programs, of which 12 development candidates are in clinical studies and another one has an open investigational new drug application (“IND”). Discovering development candidates and developing investigational medicines is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials (including cGMP materials), (iii) seek regulatory approvals for our investigational medicines, and (iv) launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing, and distribution organization.

As of December 31, 2019, we had approximately $1.26 billion in cash, cash equivalents, and investments. We expect that our existing cash, cash equivalents, and investments will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our investigational medicines. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs, and results of preclinical or nonclinical studies and clinical trials for our development candidates and investigational medicines;

•	the results of research and our other platform activities;

•	the clinical development plans we establish for our investigational medicines;

•	the terms of any agreements with our current or future strategic collaborators;

•	the number and characteristics of development candidates and investigational medicines that we develop or may in-license;

•
the outcome, timing, and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA” the European Medicines Agency (the “EMA”) and other comparable foreign regulatory authorities;

•
the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property (“IP”) rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or IP rights of others;

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

To date, we have financed our operations primarily through the sale of equity securities and revenue from strategic alliances and we cannot be certain that additional funding will be available on favorable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our operations, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, structured financings, debt financings, collaborations, strategic alliances, sales of assets, licensing arrangements, and other marketing or distribution arrangements. Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational medicines. In addition, we cannot guarantee that future financing will be available in sufficient amounts, at the right time, on favorable terms, or at all. Negative clinical trial data or setbacks, or perceived setbacks, in our programs or with respect to our technology could impair our ability to raise additional financing on favorable terms, or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that may adversely affect our stockholders’ rights.
Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements, sales of assets or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our development candidates and investigational medicines, technologies, future revenue streams, or research programs. We also could be required to seek strategic collaborators for one or more of our current or future investigational medicines at an earlier stage than otherwise would be desirable or relinquish our rights to development candidates, investigational medicines, or IP that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts, at the right time, on favorable terms, or at all, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our products or investigational medicines, or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations, cause the price of our common stock to decline, and negatively impact our ability to fund operations.
We attempt to distribute our technology, biology, execution, and financing risks across a wide variety of therapeutic areas, disease states, programs, and technologies. However, our assessment of, and approach to, risk may not be comprehensive or effectively avoid delays or failures in one or more of our programs or modalities. Failures in one or more of our programs or modalities could adversely impact other programs or modalities in our pipeline and have a material adverse impact on our business, results of operations, and ability to fund our business.
We are creating a new class of medicines based on mRNA, to improve the lives of patients. From the beginning, we designed our strategy and operations to realize the full potential value and impact of mRNA over a long time horizon across a broad array of human diseases. We have made investments in our platform, infrastructure, and clinical capabilities that have enabled us to establish a pipeline of 24 development candidates across our 23 programs, of which 12 development candidates are in clinical studies and another one has an open IND. As our development candidates and investigational medicines progress, we or others may determine: that certain of our risk allocation decisions were incorrect or insufficient; that we made platform level technology mistakes; that individual programs or our mRNA science in general has technology or biology risks that were unknown or underappreciated; that our choices on how to develop our infrastructure to support our scale will result in an inability to manufacture our investigational medicines for clinical trials or otherwise impair our manufacturing; or that we have allocated resources in such a way that large investments are not recovered and capital allocation is not subject to rapid re-direction. All of these risks may relate to our current and future programs sharing similar science (including mRNA science) and infrastructure, and in the event material decisions in any of these areas turn out to have been incorrect or under-optimized, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of mRNA.
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

•	adverse effects in any one of our clinical programs or adverse effects relating to our mRNA, or LNPs, may lead to delays in or termination of one or more of our programs;

•
the insufficient ability of our translational models to reduce risk or predict outcomes in humans, particularly given that each component of our investigational medicines and development candidates may have a dependent or independent effect on safety, tolerability, and efficacy, which may, among other things, be species-dependent;

•
manufacturing failures or insufficient supply of cGMP materials for clinical trials, or higher than expected cost could delay or set back clinical trials, or make mRNA-based medicines commercially unattractive;

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

•
failure to timely advance our programs or receive the necessary regulatory approvals or a delay in receiving such approvals, due to, among other reasons, slow or failure to complete enrollment in clinical trials, withdrawal by trial participants from trials, failure to achieve trial endpoints, additional time requirements for data analysis, data integrity issues, BLA or the equivalent application, discussions with the FDA or EMA, a regulatory request for additional nonclinical or clinical data, or safety formulation or manufacturing issues may lead to our inability to obtain sufficient funding; and

•	the proprietary rights of others and their competing products and technologies that may prevent our mRNA medicines from being commercialized.
Currently, mRNA is considered a gene therapy product by the FDA. Unlike certain gene therapies that irreversibly alter cell DNA and could act as a source of side effects, mRNA-based medicines are designed to not irreversibly change cell DNA; however, side effects observed in gene therapy could negatively impact the perception of mRNA medicines despite the differences in mechanism. In addition, because no product in which mRNA is the primary active ingredient has been approved, the regulatory pathway for approval is uncertain. The number and design of the clinical and preclinical studies required for the approval of these types of medicines have not been established, may be different from those required for gene therapy products, or may require safety testing like gene therapy products. Moreover, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one pharmaceutical product to the next, and may be difficult to predict.
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We have incurred net losses in each year since our inception in 2009, including net losses of $514.0 million, $384.7 million and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $1.50 billion.
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

•	change or add to internal manufacturing capacity or capability;

•	change or add additional manufacturers or suppliers;

•	add additional infrastructure to our quality control and quality assurance groups to support our operations as we progress our investigational medicines toward commercialization;

•	attract and retain skilled personnel, particularly in Cambridge and Norwood, Massachusetts;

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

•	our operation in a net loss position for the foreseeable future;

•	risks associated with the international aspects of our business including the conduct of clinical trials in multiple locations and potential commercialization in such locations;

•	our ability to consistently manufacture our development candidates and investigational medicines;

•	our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect, and enforce our IP rights;

•	our ability to prevent the theft or misappropriation of our IP, know-how, or technologies;

•	advantages that our competitors and potential competitors may have in securing funding, obtaining the rights to critical IP or developing competing technologies or products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	our strategic collaborators’ ability to obtain additional capital that may be necessary to develop and commercialize products under our strategic alliance agreements;

•	business interruptions such as power outages, strikes, acts of terrorism, or natural disasters; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
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
While we aim to segregate risk using modalities, there may be foreseen and unforeseen risks across modalities in whole or in part. These include, but are not limited to, mRNA, chemical modifications, and LNPs and their components. In addition, if any one or more of our clinical programs encounter safety, tolerability, or efficacy problems, developmental delays, regulatory issues, or other problems, our platform approach and business could be significantly harmed. We may believe that a particular modality has been de-risked but later determine that new and different risks exist with respect to such modality.
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
While we attempt to diversify our risks by developing one or more programs in each modality, there are risks that are unique to each modality and risks that are applicable across modalities. These risks may impair our ability to advance one or more of our programs in clinical development, obtain regulatory approval, or ultimately commercialize our programs, or cause us to experience significant delays in doing so, any of which may materially harm our business.
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
There are specific additional risks to certain of our modalities and our programs as a whole. For example, prophylactic vaccines typically require clinical testing in thousands to tens of thousands of healthy volunteers to define an approvable benefit-risk profile. The need to show a high degree of safety and tolerability when dosing healthy individuals could result in rare and even spurious safety findings, negatively impacting a program prior to or after commercial launch. While we believe that certain safety, tolerability, and levels of immunogenicity we have observed in the early-stage clinical trials in our prophylactic vaccine programs are sufficient to initiate additional trials, there can be no assurance that we will observe acceptable safety or efficacy profiles in later-stage trials required for approval of these programs. For neoantigen cancer vaccines, to date, no molecular (non-cell-based) therapeutic protein vaccine has been shown to be effective against cancer and there are many clinical and manufacturing challenges to personalized medicines, including cell-based therapies and vaccines. These risks include: a rapid production turn-around time that is measured in weeks in order to supply patients in our clinical trials before further progression and mutation of their tumors, the significant costs incurred in making individualized vaccines, and potential lack of immune responses potentially due to the biology of the tumor or immune status of the patient. These and other risks apply to our PCV and other neoepitope investigational medicine programs. Additionally, there may be challenges in delivering an adequate quantity of active pharmaceutical ingredient (“API”) required to drive efficacy due to the limitation in volume of API that can be delivered to a specific location, like a tumor or injured tissue. Our therapies for local injections often require specialized skills for conducting a clinical trial that could delay trials or slow or impair commercialization of an approved investigational medicine due to the poor adoption of injected local therapeutics or intratumoral therapies. In addition, the uncertain translatability of target selection from preclinical animal models, including mouse and non-human primate models, to successful clinical trial results may be impossible, particularly for immuno-oncology and systemic therapies, and cancer vaccines. In general, several biological steps are required for delivery of mRNA to translate into therapeutically active medicines. These processing steps may differ between individuals or tissues, and this could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues for a therapeutic effect. Gene therapies and mRNA-based medicines may activate one or more immune responses against any and all components of the drug product (e.g., the mRNA or the delivery vehicle, such as an LNP) as well as against the encoded protein, giving rise to potential immune reaction related adverse events. Eliciting an immune response against the encoded protein may impede our ability to achieve a pharmacologic effect upon repeat administration or a side effect. These risks apply to all of our programs, including our systemic secreted therapeutics and systemic intracellular therapeutics modalities.
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
Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including IND-enabling GLP toxicology testing, that support our planned INDs in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls (“CMC”), activities (including yield, purity and stability data) to be included in the IND filing. CMC activities for a new class of medicines such as mRNA require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures as we scale up our manufacturing have occurred and may continue to occur. In addition, we have in the past and may in the future have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our preclinical or clinical development candidates. If we are required to produce new batches of our development candidates due to insufficient shelf life, it may delay the commencement or completion of preclinical studies or clinical trials of such development candidates. For example, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Clinical development is lengthy and uncertain, especially with a new class of medicines such as mRNA medicines. Clinical trials of our investigational medicines may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could affect our ability to fund the Company and would have a material adverse impact on our platform or our business.
Clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials for our investigational medicines. We and our strategic collaborators also may experience numerous unforeseen events during, or as a result of, any clinical trials that we or our strategic collaborators conduct that could delay or prevent us or our strategic collaborators from successfully developing our investigational medicines, including:

•
the FDA, other regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site for any number of reasons, including concerns regarding safety and aspects of the clinical trial design;

•
we may experience delays in reaching, or fail to reach, agreement on favorable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
we have in the past and intend to continue to optimize our manufacturing processes, including through changes to the scale and site of manufacturing, which may lead to potentially significant changes in our clinical trial designs, requiring additional cost and time, and, as a consequence, lead to a delay in plans for progressing one or more investigational medicines;

•
the outcome of our preclinical studies and our early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results;

•	we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;

•
in an effort to optimize product features, we have in the past and may continue to make changes to our investigational medicines after we commence clinical trials of an investigational medicine, which may require us to repeat earlier stages of clinical testing or delay later stage testing of the investigational medicine;

•
clinical trials of any investigational medicines may fail to show safety or efficacy, or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, or we may decide to abandon product development programs;

•	differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials;

•
preclinical and clinical data are often susceptible to varying interpretations and analyses, and many investigational medicines believed to have performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval;

•
our investigational medicines may have undesirable side effects, such as the immunogenicity of the LNPs or their components, the immunogenicity of the protein made by the mRNA, or degradation products, any of which could lead to serious adverse events, or other effects. One or more of such effects or events could cause regulators to impose a clinical hold on the applicable trial, or cause us or our IRBs or ethics committees to suspend or terminate the trial of that investigational medicine or any other of our investigational medicines for which a clinical trial may be ongoing;

•
the number of trial participants required for clinical trials of any investigational medicines may be larger than we anticipate, identification of trial participants for such trials may be limited, enrollment in these clinical trials may be slower than we anticipate due to perceived adverse effects, competitive trials, size of the patient population, or other reasons, or participants may withdraw from clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

•
safety and efficacy concerns regarding one or more of our investigational medicines will be considered by us and by the FDA and other global regulations as we pursue clinical trials of new investigational medicines, develop effective informed consent documentation and work with IRBs and scientific review committees (“SRCs”);

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
We could also encounter delays if a clinical trial is suspended or terminated by us, the FDA or other regulatory authorities, ethics committees, or the IRBs of the institutions in which such trials are being conducted, or if such trial is recommended for suspension or termination by the data safety monitoring board for such trial. We have in the past, and may in the future, be delayed in gaining clearance from the FDA or other regulators to initiate clinical trials through the imposition of a clinical hold in order to address comments from such regulators on our clinical trial design or other elements of our clinical trials. The clinical trials of other companies working on mRNA medicines have been put on clinical hold by the FDA. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues, or adverse side effects, including those experienced by other investigational medicines in the same class as our investigational medicines, failure to demonstrate a benefit, or adequate benefit risk ratio, from using an investigational medicine, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our investigational medicines. We must also complete extensive CMC activities that require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures as we scale up our manufacturing have occurred and may continue to occur. In addition, we have in the past and may in the future have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our clinical development candidates or investigational medicines. If we are required to produce new batches of our development candidates or investigational medicines due to insufficient shelf life, it may delay the commencement or completion of clinical trials of such development candidates or investigational medicines.
Moreover, the FDA has indicated that prior to commencing later-stage clinical trials for our programs we will need to develop assays to measure and predict the potency of a given dose of our investigational medicines. Any delay in developing assays that are acceptable to the FDA or other regulators could delay the start of future clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data for our clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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

•	the need, in the case of our personalized cancer vaccine, to wait for the manufacture of the personalized drug product; and

•	our ability to obtain and maintain participant informed consent.

•
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

Even if we are able to enroll trial participants, there is no guarantee that they will ultimately be dosed as part of, or complete, a clinical trial. For example, although we have announced that the first patient has been enrolled in the Phase 1/2 study of mRNA-3704 in patients with isolated methylmalonic acidemia (“MMA”) due to MUT deficiency, there is no guarantee that this patient will ultimately be dosed as part of, or complete, the Phase 1/2 study.
mRNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.
As a potential new class of medicines, no mRNA medicines have been approved to date by the FDA or other regulators. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of mRNA medicine, or other products that are perceived to be similar to mRNA medicines, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our large pipeline of development candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions (“SUSARs”), other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.
Because we are developing some of our development candidates or investigational medicines for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.
There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. For instance, for MMA or PA few clinical trials have been attempted. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents to address organic acidemias which may have utilized clinical endpoints that are less applicable to our efforts with our MMA and PA programs that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases.

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
Some of our investigational medicines are classified as gene therapies by the FDA and the EMA, and the FDA has indicated that our investigational medicines will be reviewed within its Center for Biologics Evaluation and Research (“CBER”). Even though our mRNA investigational medicines are designed to have a different mechanism of action from gene therapies, the association of our investigational medicines with gene therapies could result in increased regulatory burdens, impair the reputation of our investigational medicines, or negatively impact our platform or our business.
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
Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future, and the implications for mRNA-based therapies is unknown. For example, the FDA has established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and convenes the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In the EU, mRNA has been characterized as a Gene Therapy Medicinal Product. In certain countries, mRNA therapies have not yet been classified or any such classification is not known to us, specifically, in Japan, the Pharmaceuticals and Medical Devices Agency has not taken a position on the regulatory classification. Notwithstanding the differences between our mRNA investigational medicines and gene therapies, the classification of some of our mRNA investigational medicines as gene therapies in the United States, the EU, and potentially other countries could adversely impact our ability to develop our investigational medicines, and could negatively impact our platform and our business. For instance, a clinical hold on gene therapy products across the field due to risks associated with altering cell DNA irreversibly may apply to our mRNA investigational medicines irrespective of the mechanistic differences between gene therapies and mRNA.
Adverse events reported with respect to gene therapies or genome editing therapies could adversely impact one or more of our programs. Although our mRNA development candidates and investigational medicines are designed not to make any permanent changes to cell DNA, regulatory agencies or others could believe that adverse effects of gene therapies products caused by introducing new DNA and irreversibly changing the DNA in a cell could also be a risk for our mRNA investigational therapies, and as a result may delay one or more of our trials or impose additional testing for long-term side effects. Any new requirements and guidelines promulgated by regulatory review agencies may have a negative effect on our business by lengthening the regulatory review process, requiring us to perform additional or larger studies, or increasing our development costs, any of which could lead to changes in regulatory positions and interpretations, delay or prevent advancement or approval and commercialization of our investigational medicines, or lead to significant post-approval studies, limitations, or restrictions. As we advance our investigational medicines, we will be required to consult with these regulatory agencies and advisory committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of some or all of our investigational medicines.
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
Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our investigational medicines meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. Even if we are successful in obtaining accelerated approval in the U.S. or under comparable pathways in other jurisdictions, we may face requirements and limitations that will adversely affect our prospects. For example, we may be approved only for a very limited indication, we may not successfully complete required post-approval trials, such trials may not confirm the clinical benefit of our drug, or approval of the drug may be withdrawn. In addition, even if one or more of our investigational medicines qualify as breakthrough therapies, the FDA may later decide that the investigational medicine no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.
We have received Fast Track Designation for some of our investigational medicines and may see Fast Track Designation for others. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address significant unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular investigational medicine is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.
We may fail to obtain and maintain orphan drug designations from the FDA for our future investigational medicines, as applicable.
Our strategy includes filing for orphan drug designation where available for our investigational medicines, and we have received orphan drug designation from both the FDA and the European Commission for MMA (mRNA-3704) and PA (mRNA-3927). Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages, and user-fee waivers. However, orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
We may pursue a development program for our oncology-related products that relies upon a seamless trial design, which presents additional risks compared to traditional three-phase development programs. A seamless trial design can be achieved through a first-in-human (“FIH”) multiple expansion cohort trial, which has a single protocol with an initial dose-escalation phase and also contains three or more additional patient cohorts with cohort-specific objectives. FIH multiple expansion cohort trials are intended to expedite development by seamlessly proceeding from initial determination of a potential effective dose to individual cohorts that have trial objectives typical of Phase 2 trials. Challenges and risks associated with such seamless trial designs include challenges in the timely dissemination of new safety information to investigators, IRBs, and regulators, exposing a large number of patients across cohorts to potentially suboptimal or toxic doses of an investigational drug, exposing more patients than is needed to achieve the cohort’s objectives, and missed interpretations of preliminary trial results and unplanned analyses which can lead to delays in clinical development. Regulatory authorities may find our seamless trial designs unacceptable based on these and other risks of utilizing such designs.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, investigational medicines we may develop, and our ability to generate revenue will be materially impaired.
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of any development candidates and investigational medicines we may develop. Any mRNA medicine we may develop and the activities associated with its development and commercialization, including design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and by comparable global health authorities. To obtain the requisite regulatory approvals to commercialize any of our investigational medicines, we and our strategic collaborators must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure, and potent or effective in humans, including the target population. Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, and similar marketing applications to comparable global regulatory authorities, for each investigational medicine and, consequently, the ultimate approval and commercial marketing of any investigational medicines.
Failure to obtain marketing approval for an investigational medicine will prevent us from commercializing the investigational medicine in a given jurisdiction. We have not received approval to market any investigational medicines from regulatory authorities in any jurisdiction, and it is possible that none of our investigational medicines or any investigational medicines we may seek to develop in the future will ever obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and may need to rely on third-party CROs or regulatory consultants to assist us in this process. To our knowledge, there is no current precedent for an mRNA-based medicine such as the types we are developing being approved for sale by the FDA or any other global regulatory agency. Although we expect to submit BLAs for our mRNA-based investigational medicines in the United States, other jurisdictions may consider our mRNA-based investigational medicines to be new drugs, not biologics, and require different marketing applications. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the investigational medicine’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any investigational medicines we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
Regulatory agencies also may approve an mRNA medicine for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our investigational medicines.
The FDA and other regulatory agencies review the CMC section of regulatory filings. Any aspects found unsatisfactory by regulatory agencies may result in delays in clinical trials and commercialization. In addition, the regulatory agencies conduct pre-approval inspections at the time of a BLA. Any findings by regulatory agencies and failure to comply with requirements may lead to delay in approval and failure to commercialize the potential mRNA investigational medicine.
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
Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any investigational medicines approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.
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
Some of our investigational medicines are developed or intended to be co-administered with other developmental therapies or approved medicines. For example, our PCV investigational medicine (mRNA-4157) and our KRAS investigational medicine (mRNA-5671) in collaboration with Merck may be co-administered with Merck’s anti-PD-1 therapy, pembrolizumab. Our IL-12 investigational medicine (MEDI1191) in collaboration with AstraZeneca is being developed to be co-administered with checkpoint inhibitors (e.g., anti-PD-L1, anti-CTLA4). These combinations may have additional side effects. The uncertainty resulting from the use of our investigational medicines in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

Some of our development candidates and investigational medicines are developed or intended for adolescent and/or pediatric patients under the age of eighteen. For example, we have clinical trial sites open for and have enrolled a patient in our MMA development candidate (mRNA-3704) for a first-in-human Phase 1/2 trial in patients between one and eighteen years of age. If successfully dosed, these will be the first of our investigational medicines given to subjects eighteen years of age or younger and mRNA-3704 will be the first of our investigational medicines from our systemic intracellular therapeutics modality dosed in humans. The uncertainty resulting from the first dosing of young, human subjects with an investigational medicine from our systemic intracellular therapeutics modality makes it difficult to accurately predict if significant adverse events or other side effects will be observed.
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
If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting trial participants to any of our clinical trials, trial participants may withdraw from trials, or we may be required to abandon the trials or our development efforts of one or more development candidates or investigational medicines altogether. We, the FDA or other applicable regulatory authorities, or an IRB, may impose a clinical hold or suspend or terminate clinical trials of an investigational medicine at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, unfavorable benefit risk ratio may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, and prospects.

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
Additionally, if we successfully obtain regulatory approval for an investigational medicine, the FDA or other regulatory authority could require us to adopt a REMS to ensure that the benefits of treatment with such investigational medicine outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product that we develop, several potentially significant negative consequences could result, including:

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
Our ability to generate product revenue is highly dependent on our or our strategic collaborators’ ability to develop, obtain regulatory approval of, and successfully commercialize one or more of our development candidates or investigational medicines. Our development candidates and investigational medicines are in the early stages of development and will require additional clinical and nonclinical development, regulatory review, and approval in each jurisdiction in which we intend to market the products. In addition, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts will be required before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our investigational medicines, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the investigational medicines in humans. We cannot be certain that any of our investigational medicines will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies. Even if approved, our investigational medicines also need to demonstrate health economic benefit in order to establish pricing and reimbursement. We may also need to conduct additional evaluation of safety and health outcomes in a post-approval setting.

Risks related to the manufacturing of our development candidates, investigational medicines and our future pipeline
Our mRNA development candidates and investigational medicines are based on novel technologies and any development candidates and investigational medicines we develop may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping. If we or any of our third-

party manufacturers encounter such difficulties, our ability to supply material for clinical trials or any approved product could be delayed or stopped.
The manufacturing processes for our development candidates and investigational medicines are novel and complex. There are no mRNA medicines commercialized to date or manufactured at such scale. Due to the novel nature of this technology and limited experience at larger scale production, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology, and product instability. In an effort to optimize product features, we have in the past and may in the future make changes to our development candidates or investigational medicines in their manufacturing and stability formulation and conditions. This has in the past resulted in and may in the future result in our having to resupply batches for preclinical or clinical activities when there is insufficient product stability during storage and insufficient supply. Insufficient stability or shelf life of our development candidates and investigational medicines could materially delay our or our strategic collaborators’ ability to continue the clinical trial for that development candidate or investigational medicine or require us to begin a new clinical trial with a newly formulated drug product, due to the need to manufacture additional preclinical or clinical supply.
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
As we continue developing new manufacturing processes for our drug substance and drug product, the changes we implement to manufacturing process may in turn impact specification and stability of the drug product. Changes in our manufacturing processes may lead to failure of batches and this could lead to a substantial delay in our clinical trials. Our mRNA investigational medicines may prove to have a stability profile that leads to a lower than desired shelf life of the final approved mRNA medicine. This poses risk in supply requirements, wasted stock, and higher cost of goods.
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
As we scale the manufacturing output for particular programs, we plan to continuously improve yield, purity, and the pharmaceutical properties of our development candidates from IND-enabling studies through commercial launch, including shelf life stability, and solubility properties of drug product and drug substance. Because of continuous improvement in manufacturing processes, we may switch processes for a particular program during development. However, after the change in process, more time is required for pharmaceutical property testing, such as 6 or 12 month stability testing. That may require resupplying clinical material or making additional cGMP batches to keep up with clinical trial demand before such pharmaceutical property testing is completed.
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
We currently utilize, and expect to continue to utilize, third parties to, among other things, manufacture raw materials, components, parts, and consumables, and to perform quality testing. If the field of mRNA and other nucleic acid medicines continues to expand, we may encounter increasing competition for these materials and services. Demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our mRNA investigational medicines. The use of service providers and suppliers could expose us to risks, including, but not limited to:

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
In 2018, we completed construction of a new manufacturing facility, Moderna Technology Center (“MTC”), in Norwood, Massachusetts that, among other things, is intended for cGMP manufacture of drug substance and drug product. While the design of the facility is based on current standards for biotechnology facilities, it has not been reviewed or pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. We have only recently begun producing drug substance and drug product at the MTC for our preclinical and clinical use. We could incur delays in implementing the full operational state of the facility, causing delays to clinical supply or extended use of third-party service providers, resulting in unplanned expenses. In constructing the MTC facility, we have incurred substantial expenditures, and expect to incur significant additional expenditures in validating and operating the facility in the future.
We have designed the MTC to incorporate a significant level of automation of equipment with integration of several digital systems to improve efficiency of operations. We have attempted to achieve a high level of digitization for a clinical manufacturing facility relative to industry standards. While this is meant to improve operational efficiency, this may pose additional risk of process equipment malfunction and even overall manufacturing system failure or shutdown due to internal or external factors including, but not limited to, design issues, system compatibility, or potential cybersecurity breaches. This may lead to delay in supply or shutdown of our facility. Any disruption in our manufacturing capabilities at the MTC could cause delays in our production capacity for our drug substances or drug products, impose additional costs, or may require us to identify, qualify, and establish an alternative manufacturing site, the occurrence of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
As we expand our development and commercial capacity, we may establish additional manufacturing capabilities inside the MTC footprint or expand to other locations or geographies, which may lead to regulatory delays or prove costly. If we fail to select the correct location, complete the construction in an efficient manner, recruit the required personnel, and generally manage our growth effectively, the development and production of our investigational medicines could be delayed or curtailed. Additional investments may be needed if changes in our manufacturing process lead to required changes in the MTC’s infrastructure.
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

Our investigational medicines are inherently sensitive to shipping and storage conditions, which, in some cases, requires cold-chain logistics and could subject our investigational medicines to risk of loss or damage.
Our investigational medicines are sensitive to temperature, storage, and handling conditions. Loss in investigational medicines could occur if the product or product intermediates are not stored or handled properly. Shelf life for our investigational medicines may vary by product and is not fully quantified and is expected to be variable, and it is possible that our investigational medicines could be lost due to expiration prior to use. Cold-chain logistics are required for certain of our investigational medicines. If we do not effectively maintain our cold-chain supply logistics, then we may experience an unusual number of returned or out of date products.

Failure to effectively maintain our cold-chain supply logistics, by us or third parties, has in the past and could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for clinical trials or otherwise.

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
The manufacturing of vaccines and therapeutics for clinical trials or commercial sale is subject to extensive regulation. Components of a finished product approved for commercial use or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of products and materials used in clinical trials. Poor control of the cGMP production processes can lead to product quality failures that can impact our ability to supply product, resulting in cost overruns and delays to clinical timelines, which could be extensive. Such production process issues include but are not limited to:

•	critical deviations in the manufacturing process;

•	facility and equipment failures;

•	contamination of the product due to an ineffective quality control strategy;

•	facility contamination as assessed by the facility and utility environmental monitoring program;

•	ineffective process, equipment, or analytical change management, resulting in failed lot release criteria;

•	raw material failures due to ineffective supplier qualification or regulatory compliance issues at critical suppliers;

•	ineffective product stability;

•	failed lot release or facility and utility quality control testing;

•	ineffective corrective actions or preventative actions taken to correct or avoid critical deviations due to our developing understanding of the manufacturing process as we scale; and

•	failed or defective components or consumables.
We must supply all necessary documentation in support of a BLA or other marketing authorization application on a timely basis and must adhere to the FDA’s, EMA’s, and other countries’ cGMP requirements which are enforced, in the case of the FDA, in part through its facilities inspection program.
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
The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who we believe can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce investigational medicines to specifications acceptable to the FDA or other regulatory authorities, we or our strategic collaborators may not obtain or maintain the approvals we or they need to commercialize such products. Even if we or our strategic collaborators obtain regulatory approval for any of our mRNA medicines, there is no assurance that either we or our contract manufacturing organizations will be able to manufacture the approved medicine to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our investigational medicines, impair commercialization efforts, or increase our cost of goods. The occurrence of any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.
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
We custom design and manufacture PCVs that are unique and tailored specifically for each patient. Manufacturing unique lots of PCVs is susceptible to product loss or failure due to issues with:

•	logistics associated with the collection of a patient’s tumor, blood, or other tissue sample;

•	shipping such samples to a facility for genetic sequencing;

•	next generation sequencing of the tumor mRNA;

•	identification of appropriate tumor-specific mutations;

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
We have built and installed custom manufacturing equipment for PCV that has been incorporated into a personalized vaccine unit in the MTC. This unit is currently operational and we are producing batches of PCV from our location and a third-party supplier's. This equipment may not function as designed which may lead to deviations in the drug product being produced. This can lead to increased batch failure and the inability to supply patients enrolled in the clinical trial. If our clinical development plans are expanded, due to the custom nature of the equipment and single-use assemblies, we may not be able to supply this expanded need reliably without significant investments. In addition, there will be considerable time to scale up our facilities or build new facilities before we can begin to meet any commercial demand if our PCV product is approved. This expansion or addition of new facilities could also lead to product comparability issues which can further delay introduction of new capacity.
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
We face significant competition in seeking appropriate strategic collaborators. Whether we reach a definitive agreement for any additional strategic alliances will depend, among other things, upon our assessment of the strategic collaborator’s resources and expertise, the terms and conditions of the proposed strategic alliance, and the proposed strategic collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject investigational medicine, the costs and complexities of manufacturing and delivering such investigational medicine to trial participants, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic collaborator may also consider alternative investigational medicines or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our investigational medicine. The terms of any additional strategic alliances or other arrangements that we may establish may not be favorable to us.
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
If we have to switch to a replacement supplier, the manufacture and delivery of our development candidates or investigational medicines could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in our investigational medicines, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our investigational medicines.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory or contractual responsibilities. We will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
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
Although we intend to design the clinical trials for certain of our investigational medicines, our strategic collaborators will design the clinical trials that they are managing (in some cases, with our input) and in the case of clinical trials controlled by us, we expect that CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed;

•	form relationships with other entities, some of which may be our competitors;

•	have human errors; or

•	be subject to cyber-attacks.
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
mRNA medicines is a relatively new scientific field, the continued development and potential use of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain IP protection in the field. We have obtained grants and issuances of patents on mRNA medicines and our delivery technology. The issued patents and pending patent applications in the United States and in key markets around the world that we own, claim many different methods, compositions, and processes relating to the discovery, development, manufacture, and commercialization of mRNA medicines and our delivery technology, including LNPs.
As the field of mRNA therapeutics and vaccines is maturing, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination, and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the America Invents Act, which became available to third-party challengers on September 16, 2012, in various patent offices relating to patent rights in the mRNA field. We expect that oppositions will be filed in the European Patent Office (the “EPO”) and elsewhere relating to patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. For example, a third party request for reexamination has been granted against one of our U.S. patents, which relates to our infectious disease vaccine program. We cannot be certain that such patent will survive or that the claims will remain in the current form. In addition, third parties may attempt to invalidate our IP rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our IP rights. Our defense against any attempt by third parties to circumvent or invalidate our IP rights could be costly to us, could require significant time and attention of our management, and could have a material adverse impact on our business and our ability to successfully compete in the field of mRNA therapeutics.
There are many issued and pending third-party patents that claim aspects of oligonucleotide delivery technologies that we may need for our mRNA therapeutic and vaccine candidates. There are also many issued third-party patents that claim targeting genes or portions of genes that may be relevant for mRNA medicines we wish to develop. For example, we are aware of a third-party patent directed to methods of using mRNA to treat Fabry disease. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our mRNA therapeutic candidates. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to perform research and development or other activities or market products covered by such patents.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages, or be required to stop our product development and commercialization efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other IP rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office (the “USPTO”) and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. In certain instances, we have instituted and may in the future institute inter partes review proceedings against issued U.S. patents and opposition proceedings against European patents owned by third parties in the field of mRNA medicines. We have a number of these proceedings ongoing against third-party patents related to RNA vaccinations and mRNA delivery. If we are unsuccessful in invalidating certain of the third-party patents that we are currently challenging, those third parties may attempt to assert those patents against us should certain of our investigational medicines obtain regulatory approval. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our development candidates may be subject to claims of infringement of the patent rights of third parties.
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
In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our IP may be offset by amounts paid by our collaborators to third parties who have competing or superior IP positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.
In addition, in connection with certain license and strategic alliance agreements, we have agreed to indemnify certain third parties for certain costs incurred in connection with litigation relating to IP rights or the subject matter of the agreements. The cost to us of any litigation or other proceeding relating to IP rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could delay our research and development efforts and limit our ability to continue our operations.

We may not be successful in obtaining or maintaining necessary IP rights to product components and manufacturing processes for our development pipeline.
Presently we have rights to certain IP, through licenses from third parties and under patents that we own, to develop our development candidates and investigational medicines. Because our pipeline may involve additional development candidates that could require the use of proprietary rights held by third parties, the growth of our business could depend in part on our ability to acquire, in-license, or use these proprietary rights. In addition, our development candidates and investigational medicines may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party IP rights from third parties that we identify. The licensing and acquisition of third-party IP rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party IP rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.
For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for IP, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the IP rights to other parties, potentially blocking our ability to pursue our program.
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
Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party strategic collaborators to file patent applications relating to proprietary technology that we develop jointly as a part of certain strategic alliances. The process of obtaining patent protection is expensive and time-consuming. If our present or future strategic collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business may be adversely affected. Despite our efforts and the efforts of our strategic collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable, or circumvented by parties attempting to design around our IP. Moreover, third parties or the USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation, or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management, could reduce or eliminate royalty payments to us from third-party licensors, and could have a material adverse impact on our business.
Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts, and lawmakers. Moreover, there are periodic discussions in the U.S. Congress and in international jurisdictions about modifying various aspects of patent law. For example, the America Invents Act, which took effect in March 2013, included a number of changes to the patent laws of the United States. If any of the enacted changes prevent us from adequately protecting our discoveries, including our ability to pursue infringers of our patents to obtain injunctive relieve or for substantial damages, our business could be adversely affected. One major provision of the America Invents Act changed U.S. patent practice from a first-to-invent to a first-to-file system. If we fail to file an invention before a competitor files on the same invention, we no longer have the ability to provide proof that we were in possession of the invention prior to the competitor’s filing date, and thus would not be able to obtain patent protection for our invention. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. In certain countries, for example, methods for the medical treatment of humans are not patentable.
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
Certain former employees have obtained employment with companies or academic institutions that could be considered competitive with us and are operating their business in areas that are similar to ours, including in their business model, product discovery efforts, mRNA-based product development, or formulation technology such as our LNPs. This competition may be limited by contractual provisions which may or may not be enforceable by us in the Commonwealth of Massachusetts or other jurisdictions. In addition, we may not be aware of such competitive employment arrangements until after our trade secrets have been disclosed to potentially competitive companies.
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, from time to time we are subject to claims that we, or our employees, consultants, or independent contractors, have inadvertently or otherwise used or disclosed IP, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable IP rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance could have a material adverse impact on our business.
Issued patents covering our development candidates and investigational medicines could be found invalid or unenforceable if challenged in court.
If we or one of our strategic collaborators initiated legal proceedings against a third party to enforce a patent covering one of our development candidates or investigational medicines, the defendant could counterclaim that the patent covering our development candidate or investigational medicine is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our development candidates or investigational medicines. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, there may be invalidating prior art that we and the patent examiner were unaware of during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part of the patent protection for our development candidates and investigational medicines. Such a loss of patent protection could have a material adverse impact on our business.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biotechnology companies, our success is heavily dependent on IP, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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
Our reliance on government funding and collaboration from government and quasi-governmental entities for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.
The development of each of our Zika vaccine (mRNA-1893), our antibody against Chikungunya virus (mRNA-1944), and our Chikungunya vaccine (mRNA-1388) are currently being funded through subcontracts with funding from either the Biomedical Advanced Research and Development Authority (“BARDA”) or Defense Advanced Research Projects Agency (“DARPA”). Our SARS-CoV-2 vaccine (mRNA-1273) is being developed in collaboration with NIAID, and NIAID plans to conduct IND-enabling studies and a Phase 1 clinical study of mRNA-1273 in the United States. CEPI has agreed to fund the manufacture of the preliminary clinical batches of the mRNA-1273. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and DARPA and our collaboration with NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Further, under these agreements we are subject to the obligations to and the rights of the U.S. government set forth in the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”). As a result, the U.S. government may have rights in certain inventions developed under these government-funded programs, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

In addition, the U.S. government requires that any products embodying any invention generated through the use of U.S. government funding be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. manufacturers for products covered by such intellectual property.

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
CEPI is a global organization that has publicly stated its intent to work with multiple global organizations on potential vaccines and therapies targeting the novel coronavirus, including other companies working on mRNA based approaches. There is a possibility that our confidential information may become exposed to others during this process, including the details and timing of our vaccine efforts.

Risks related to commercialization of our pipeline
We have no sales, distribution, or marketing experience, and may invest significant financial and management resources to establish these capabilities. If we are unable to establish such capabilities or enter into agreements with third parties to market and sell our future products, if approved, we may be unable to generate any revenues.
Given our stage of development, we have no sales, distribution, or marketing experience. To successfully commercialize any products that may result from our development programs, we will need to develop sales and marketing capabilities in the United States, Europe, or other regions, either on our own or with others. We may enter into strategic alliances with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future strategic collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing products, new treatment methods, and new technologies, we may be unable to commercialize successfully any products that we develop.
The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of novel products for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	greater financial, technical, and human resources than we have at every stage of the discovery, development, manufacture, and commercialization of products;

•	more extensive experience in preclinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing, and selling products;

•	investigational medicines that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.
We will face intense competition from products that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. We also expect to face competition from new products that enter the market. There are a number of products currently under development, which may become commercially available in the future, for the treatment of conditions for which we are trying, or may in the future try, to develop products. These products may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

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
Ethical, social, and legal concerns about genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our products will depend in part on the medical community, patients, and third-party or governmental payors accepting mRNA medicines in general, and our products in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, trial participants, third-party payors, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our investigational medicines, if approved for commercial sale, will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments;

•	the ability to offer our products, if approved, at competitive prices;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the prevalence and severity of any side effects resulting from checkpoint inhibitors or other products or therapies with which our products are co-administered;

•	relative convenience and ease of administration;

•	any restrictions on the use of our products, if approved, together with other medications;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage or reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement.
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
Even if we are successful in obtaining marketing approval for any product, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs, and entry into managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for any of our products once approved, whether due to healthcare reform legislation or otherwise, market acceptance and commercial success would be reduced.
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
In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulations, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the United States. We are developing and implementing a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants, or our third-party contractors are or will be in compliance with all federal, state, and foreign regulations regarding bribery and corruption. Moreover, our strategic collaborators and third-party contractors located outside the United States may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition, and results of operations.
The insurance coverage and reimbursement status of newly-approved products, particularly in a new class of medicines, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments such as the medicines that we hope to develop and sell. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. In addition, because our personalized cancer vaccine and intratumoral immuno-oncology investigational medicines represent new approaches to the treatment of cancer, we cannot accurately estimate how these products would be priced, whether reimbursement could be obtained, or any potential revenue. Sales of our investigational medicines will depend substantially, both domestically and abroad, on the extent to which the costs of our investigational medicines will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our investigational medicines. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including genetic medicines and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.
Outside the United States, certain countries, including a number of member states of the EU, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our strategic collaborators, our revenues from sales by us or our strategic collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run healthcare systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.
Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our investigational medicines. For example, the U.S. government recently released a “Blueprint”, or plan, to reduce the cost of drugs. This Blueprint contains certain measures that the HHS is already working to implement. For example, in May 2019, CMS issued a final rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the final rule now allows Medicare Advantage plans the option to use step therapy, a type of pre-authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, or restrictions on certain product access, and marketing cost disclosure and transparency measures, which, in some cases, are designed to encourage importation from other countries and bulk purchasing.

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
Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2029 unless additional Congressional action is taken.
Further, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our development candidates, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.
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
We expect that additional foreign, state, and federal healthcare reform measures or proposals will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our investigational medicines or additional pricing pressures. In the event that the pricing structures for healthcare products, such as the investigational medicines we are developing, change materially and limit payments for such investigational medicines, our business will be adversely impacted as our products may no longer be commercially viable based on their expected net present value, we may have invested significant resources in products that cannot be commercially developed, or we may determine that assets that have reached an early phase of development cannot or will not be taken into further development, notwithstanding their clinical viability. In addition, development assets or clinical programs that are part of our strategic alliances may no longer be deemed commercially viable to pursue based on our strategic collaborators’ assessments of the impact of any proposed, announced, or legislated pricing reforms.
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
An important area of focus of our research and product development activities is the development of treatments for severe rare genetic diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of clinical trial participants in the United States, Europe, and elsewhere may turn out to be lower than expected, potential clinical trial participants may not be otherwise amenable to treatment with our products, or new clinical trial participants may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
We have approximately 830 full-time employees and, in connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of employees and the scope of our operations. To manage our anticipated development and expansion, including expansion outside of the United States, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities.

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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent upon members of our management and scientific teams. Each of our executive officers and all of our employees, including key scientists and clinicians, are employed “at will,” meaning we or each officer or employee may terminate the employment relationship at any time. The loss of any of these persons’ services may adversely impact the achievement of our research, development, financing, and commercialization objectives. We currently do not have “key person” insurance on any of our employees. Many of our key employees, including members of our executive team, have been with us for a long period of time, and have valuable, fully vested stock options or other long-term equity incentives. We may not be able to retain these employees due to the competitive environment in the biotechnology industry, particularly in Cambridge, Massachusetts.
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
Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date that we are aware of, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition because of our approach to running multiple clinical trials in parallel, any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in many stages of development. Any such breach, loss, or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, either under the General Data Protection Regulation (“GDPR”) and relevant member state law in the EU, other foreign laws, and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and other relevant state and federal privacy laws in the United States. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our investigational medicines could be delayed.
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
If we obtain FDA approval for any of our investigational medicines and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers, and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act, and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing, and educational programs. In addition, we may be subject to patient privacy laws enacted by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to the following:

•
The federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the for the purchase, order or recommendation or arranging of, any good, leasing, or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. The ACA amends the intent requirement of the federal Anti-Kickback Statute to provide that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

•
The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the False Claims Act for the direct submission of such claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. The ACA provides, and recent government cases against pharmaceutical and medical device manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act.

•
The anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

•
The federal Health Insurance Portability and Accountability Act of 1966 (“HIPAA”), and its implementing regulations, which create new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private),or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers as well as their respective “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•	The U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices.

•
Federal transparency laws, including the federal Physician Payment Sunshine Act, which require disclosure of payments and other transfers of value provided by manufacturers of drugs, devices, biologicals and medical supplies to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•
State law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances are also applicable to us and many of them differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances.

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

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
The collection and use of personal health data in the EU had previously been governed by the provisions of the Data Protection Directive, which has been replaced by the GDPR which became effective on May 25, 2018. While the Data Protection Directive did

not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate our clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in significant fines. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.
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
We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
As of December 31, 2019, we had approximately $1.26 billion in cash, cash equivalents, and investments. These investments are subject to general credit, liquidity, market, and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity, and financial condition.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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
As of December 31, 2019, we had federal and state net operating loss carryforwards of $981.8 million and $978.8 million, respectively, a portion of which will begin to expire in 2030. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $45.6 million and $23.9 million, respectively, which begin to expire in 2030 and 2029, resepectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. While federal net operating losses generated after December 31, 2018 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits (“NOLs”) or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. As of December 31, 2019, none of our NOLs or credits will expire due to Sections 382 and 383, however, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. In addition, the rules regarding timing of revenue and expense recognition for tax purposes in connection with various transactions we have are complex and uncertain in various respects and could be subject to challenge by taxing authorities. In the event any such challenge is sustained, the net operating losses could be materially reduced and/or we could be determined to be a material cash taxpayer for one or more years. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards.
If we engage in future acquisitions, joint ventures, or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

•
We may evaluate various acquisitions and collaborations, including licensing or acquiring complementary products, IP rights, technologies, or businesses. Any potential acquisition, joint venture, or collaboration may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	assimilation of operations, IP, and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

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

In addition, if we undertake acquisitions, we may utilize our cash, issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets that could result in significant future amortization expense.
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
Our stock price has been and in the future may be subject to substantial volatility. For example, our stock traded within a range of a high price of $28.34 and a low price of $12.26 per share for the period of December 7, 2018, our first day of trading on the Nasdaq Global Select Market, through February 20, 2020. As a result of this volatility, our stockholders could incur substantial losses.
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
In addition, public statements by us, government agencies, the media or others relating to the coronavirus outbreak (including regarding efforts to develop a coronavirus vaccine) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus outbreak, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price.
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
We have broad discretion in the use of our cash, cash equivalents, and investments, and may not use them effectively.
Our management will have broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments, in a manner that does not produce income or that loses value.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the Nasdaq listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ended December 31, 2019, we qualified as a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with our Annual Report on Form 10-K for the year ended December 31, 2019, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.
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
As a general matter, we do not currently plan on providing forward-looking guidance regarding the expected timing of milestones in our business. We plan to report on the status of our programs, including the achievement of milestones and related data, on a retrospective basis, or as otherwise required by U.S. federal securities laws applicable to us, which may lead to speculation about our prospects that could have a material adverse effect on our business. If we do provide forward-looking guidance on the expected timing of milestones, we may not meet those timelines which may have a material averse effect on our business.
We believe the early stage nature of most of our portfolio is not suitable to providing forward-looking guidance on the expected timing of individual program milestones, particularly data readout timing. While as a general matter we intend to periodically report on the status of our development programs, including articulating anticipated next steps in the form of development plans or potential data readouts, for the majority of our programs, we do not currently plan to provide forward-looking guidance on the timing of those next steps. We have provided forward looking guidance as to the expected timing of certain milestones and clinical steps in our CMV program, our most advanced clinical program. If we are unable to meet the timelines established in this guidance our business may be materially and adversely impacted, particularly due to delays in the CMV program. In addition, we do not control the timing of disclosure of any such milestones related to any of our programs that are managed by our strategic collaborators. Any disclosure by our strategic collaborators of data that is perceived as negative, whether or not such data are related to other data that we or others release, may have a material adverse impact on our stock price or overall valuation. Not providing forward-looking guidance on the expected timing of program milestones may lead to speculation by investors, shareholders, analysts, and other market participants and in the media as to the progress of our individual development candidates, investigational medicines, or our programs as a whole, which may have a material adverse impact on our stock price or valuation. In the event that we do choose to provide forward looking guidance on the expected timing of milestones in our business, we may be required to later update any movement in the timing of such milestones, including delays, which may have the effect of investors speculating in our stock or otherwise have a material adverse impact on our business. The ability to predict with accuracy the timing of clinical readouts or progress in clinical trials is difficult and subject to change based on many factors, most of which are out of our control, including other risks and uncertainties included in this prospectus supplement.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
The holders of up to 61.6 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Additionally, the number of shares of our common stock reserved for issuance under our 2018 Stock Option and Incentive Plan automatically increased on January 1, 2020 and will automatically increase each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license IP rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations and alliances and licensing arrangements with third parties or through asset sales, we may have to relinquish valuable rights to our technologies or development candidates or investigational medicines, or grant licenses on terms unfavorable to us.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, five percent stockholders, and their affiliates beneficially own approximately 40.8% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. For example, these stockholders, acting together, may be able to exert significant influence over matters such as elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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
Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated by-laws, or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, or the Exchange Act. Our amended and restated by-laws further provide that the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, MA. In addition, our amended and restated by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, the decision was appealed to the Delaware Supreme Court and the appeal remains pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise determines that federal forum provisions are invalid, our board of directors intends to promptly amend our amended and restated by-laws to remove our Federal Forum Provision.
As a result of the Court of Chancery’s decision or a decision by the Delaware Supreme Court affirming the Court of Chancery’s decision, or if the Federal Forum Provision is otherwise found inapplicable to, or unenforceable in respect of, one or more of the specified actions or proceedings, we may incur additional costs, which could have an adverse effect on our business, financial condition, or results of operations. We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 1B - Unresolved Staff Comments
None.
Item 2. Properties
We have two campuses in Massachusetts. We occupy a multi-building campus in Technology Square near the Kendall Square area in Cambridge, MA in multi-tenanted locations with a mix of offices and research laboratory space totaling approximately 200,000 square feet. Kendall Square is the location of our corporate headquarters, platform, drug discovery, manufacturing process development, and clinical development. Our facilities in Kendall Square are leased and the lease expiry ranges from 2020 to 2029, with the majority of the space being leased through 2029, with the option to extend.
We have a 200,000 square foot manufacturing facility in Norwood, MA where we manufacture our products and perform various services. This facility is leased through 2032 and we have the option to extend it for two ten-year terms. In February 2019, we entered into a lease agreement for office and laboratory space, located in Norwood, MA, totaling 222,163 square feet. This facility is leased into early 2031 and we have the option to extend it for up to four additional five-year terms. We refer to our Norwood campus as our Moderna Technology Center.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “MRNA” on December 7, 2018. Prior to that time, there was no public market for our common stock.
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

The following graph shows a comparison from December 7, 2018, the date on which our common stock first began trading on the Nasdaq Global Select Market, through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders
We had approximately 149 stockholders of record as of February 14, 2020; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.
Issuer Purchases of Equity Securities
Not applicable.
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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data set forth below should be read together with our consolidated financial statements and the related notes to those statements, as well as the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2016 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the consolidated financial data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information in those statements. Our historical results are not necessarily indicative of results that may be expected in the future.

	Years Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Collaboration revenue	$48,036	$122,512	$176,974	$101,536
Grant revenue	12,173	12,556	28,851	6,860
Total revenue	60,209	135,068	205,825	108,396
Operating expenses:
Research and development	496,309	454,082	410,459	274,717
General and administrative	109,620	94,252	64,722	57,450
Total operating expenses	605,929	548,334	475,181	332,167
Loss from operations	(545,720)	(413,266)	(269,356)	(223,771)
Interest income	38,530	27,023	15,235	11,312
Other (expense) income, net	(7,526)	1,835	(1,875)	(2,709)
Loss before (benefit from) provision for income taxes	(514,716)	(384,408)	(255,996)	(215,168)
(Benefit from) provision for income taxes	(695)	326	(80)	1,043
Net loss	(514,021)	(384,734)	(255,916)	(216,211)
Reconciliation of net loss to net loss attributable to common stockholders:
Premium paid on repurchases of preferred stock	—	(4,127)	—	—
Accretion of redeemable convertible preferred units to redemption value	—	—	—	(8,663)
Cumulative preferred stock dividends	—	(12,996)	(13,925)	(5,440)
Net loss attributable to common stockholders	$(514,021)	$(401,857)	$(269,841)	$(230,314)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(1.55)	$(4.95)	$(4.18)	$(3.79)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	330,802,136	81,114,183	64,497,544	60,747,426

	December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and investments	$1,262,987	$1,694,417	$901,880	$1,294,707
Working capital (2)	985,689	1,340,203	591,762	924,350
Total assets	1,589,422	1,962,149	1,084,489	1,417,161
Total deferred revenue	202,305	274,408	339,668	501,989
Redeemable convertible preferred stock	—	—	1,176,661	1,176,661
Total stockholders’ equity (deficit)	1,174,810	1,530,241	(551,365)	(334,810)
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
Overview
We are a clinical stage biotechnology company pioneering messenger RNA (mRNA) therapeutics and vaccines to create a new generation of transformative medicines to improve the lives of patients. mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, autoimmune diseases and cardiovascular diseases, independently and with our strategic collaborators.
We have designed our strategy and operations to realize the full potential value and impact of mRNA over a long time horizon across a broad array of human diseases. We built and continue to invest in a platform to advance the technological frontier of mRNA medicines. We have made forward investments in scalable infrastructure and capabilities to pursue a pipeline of potential medicines that reflect the breadth of the mRNA opportunity. We have a diverse development pipeline of 24 development candidates across our 23 programs, of which 12 are in clinical studies. We have established strategic alliances with leading biopharmaceutical companies, including AstraZeneca, Merck & Co., or Merck, and Vertex Pharmaceuticals, or Vertex, as well as government-sponsored and private organizations focused on global health initiatives, including Biomedical Advanced Research and Development Authority, or BARDA, Defense Advanced Research Projects Agency, or DARPA, the Bill & Melinda Gates Foundation, or Gates Foundation, and the Coalition for Epidemic Preparedness Innovations, or CEPI. As we unlock the inherent advantages of mRNA, we aim to address as many diseases and impact as many patients as our technology, talent, and capital permit.
The broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of December 31, 2019, we had cash, cash equivalents and investments of approximately $1.26 billion. In addition, in February 2020, we raised approximately $549.9 million, net of underwriting discounts, commissions and estimated offering expenses, through a follow-on public equity offering and the subsequent exercise of the underwriters' option to purchase additional shares. We use this capital to fund operations and investing activities across research for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable the Research Engine and Early Development Engine (which includes our Moderna Technology Center, or MTC, manufacturing facility in Norwood), our digital infrastructure, creation of our portfolio of intellectual property, and administrative support.
Since our inception, we have incurred significant operating losses. Our net losses were $514.0 million, $384.7 million and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, our accumulated deficit was $1.50 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from sales of our medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, distribution, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our programs.
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
The following is a summary of revenue recognized for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue(1)	$48,036	$122,512	$176,974
Grant revenue	12,173	12,556	28,851
Total revenue	$60,209	$135,068	$205,825
_______

(1)	Includes collaboration revenue from a related party.
Total revenue for the years ended December 31, 2019, 2018 and 2017 was $60.2 million, $135.1 million and $205.8 million, respectively. Cash received from strategic alliances was $22.9 million, $57.6 million and $43.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our strategic alliances as of December 31, 2019 and 2018 was $202.3 million and $274.4 million, respectively.
The following table summarizes collaboration revenue for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Collaboration revenue:
AstraZeneca	$5,233	$45,993	$30,021
Merck	36,608	66,082	62,895
Vertex	6,195	10,437	9,138
Alexion	—	—	74,365
Other	—	—	555
Total collaboration revenue	$48,036	$122,512	$176,974

Collaboration revenue for the years ended December 31, 2019, 2018 and 2017 was generated primarily from our strategic alliances with AstraZeneca, Merck, Vertex and Alexion. Our arrangements with Alexion were terminated in October 2017 and all rights to mRNA researched, developed, or supplied as part of the programs with Alexion reverted to us.
Grant revenue is generated primarily from contracts with DARPA, BARDA, and Gates Foundation, to develop mRNA medicines.
For further information on our revenue recognition policies, see the section of this Annual Report on Form 10-K titled “Critical accounting policies and significant judgments and estimates - Revenue recognition.”
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

The following table reflects our research and development expenses, including direct program specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Program expenses by modality:
Prophylactic vaccines	$47,650	$25,404	$67,888
Cancer vaccines	44,003	35,891	31,818
Intratumoral immuno-oncology	17,607	15,405	20,340
Localized regenerative therapeutics	3,326	91	1,684
Systemic secreted and cell surface therapeutics	11,240	18,207	7,175
Systemic intracellular therapeutics	33,360	45,695	3,093
Total program-specific expenses by modality (1)	157,186	140,693	131,998
Other research and development expenses:
Discovery programs	55,376	34,643	40,190
Platform research	91,097	91,720	86,473
Technical development and unallocated manufacturing expenses	85,304	83,117	29,606
Shared discovery and development expenses	59,087	44,250	47,513
Stock-based compensation	48,259	37,659	21,679
Other expenses(2)	—	22,000	53,000
Total research and development expenses	$496,309	$454,082	$410,459
__________

(1)	Includes a total of 21, 21 and 18 development candidates at December 31, 2019, 2018 and 2017, respectively.

(2)	Relates to in-licensing agreements entered into in June 2017 with Cellscript, LLC and its affiliate mRNA RiboTherapeutics, Inc. to sublicense certain patent rights.
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
We have developed six modalities. As of February 14, 2020, we had 12 programs in clinical trials and a total of 24 development candidates across our 23 programs, summarized by modality as follows:

•
Prophylactic vaccines included nine development candidates across eight programs: RSV vaccine (mRNA-1777 and mRNA-1172 or V172), CMV vaccine (mRNA-1647), hMPV/PIV3 vaccine (mRNA-1653), H7N9 vaccine (mRNA-1851), Zika vaccine (mRNA-1893), EBV vaccine (mRNA-1189), pediatric RSV vaccine (mRNA-1345), and SARS-CoV-2 vaccine (mRNA-1273). The CMV vaccine is currently in a Phase 2 clinical trial and in preparation for a Phase 3 clinical trial. The EBV, pediatric RSV and SARS-CoV-2 vaccines are in preclinical development. The rest of the programs in this modality either have ongoing or completed Phase 1 clinical trials.

•
Cancer vaccines included two development candidates: Personalized cancer vaccine (PCV) (mRNA-4157) and KRAS vaccine (mRNA-5671 or V941). We are collaborating with Merck on both programs. PCV is in a Phase 2 clinical trial and the KRAS vaccine is in a Phase 1 clinical trial.

•
Intratumoral immuno-oncology included three development candidates: OX40L (mRNA-2416), OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752), and IL-12 (MEDI1191). OX40L is currently being evaluated in a Phase 1/2 trial that includes a Phase 2 expansion cohort in patients with advanced ovarian carcinoma. Triplet and IL-12 are in Phase 1 clinical trials.

•	Localized regenerative therapeutics included one development candidate, VEGF-A (AZD8601). The program is being led by AstraZeneca through clinical development and is in a Phase 2a clinical trial.

•
Systemic secreted and cell surface therapeutics included five development candidates: antibody against Chikungunya virus (mRNA-1944), Relaxin (AZD7970), Fabry disease (mRNA-3630), IL-2 (mRNA-6231), and PD-L1 (mRNA-6981). The antibody against Chikungunya virus development candidate is in collaboration with DARPA and the program is in a Phase 1 clinical trial. Relaxin, in collaboration with AstraZeneca, Fabry disease, IL-2 and PD-L1 are in preclinical development.

•
Systemic intracellular therapeutics included four development candidates: MMA (mRNA-3704), PA (mRNA-3927), PKU (mRNA-3283), and GSD1a (mRNA-3745). The MMA program has enrolled the first patient for a Phase 1/2 clinical trial. The U.S. Food and Drug Administration (the “FDA”) has completed its review of the IND for mRNA-3927 allowing the PA program to proceed to a Phase 1/2 clinical trial. The PKU and GSD1a programs are in preclinical development.

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
General and administrative expenses, including IP-related expenses, totaled $109.6 million, $94.3 million and $64.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. IP-related expenses, including our internal personnel-related costs, were $13.4 million, $11.9 million and $10.7 million, for the years ended December 31, 2019, 2018 and 2017, respectively. We did not incur litigation expenses related to our IP during the years ended December 31, 2019, 2018 and 2017.
Interest income
Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.
Other (expense) income, net
Other (expense) income, net consists of gains (losses) from the sale of investments in marketable securities, interest expense, and other income and expense unrelated to our core operations.
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

On January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), which supersedes all existing revenue recognition requirements in the historical accounting and most industry specific guidance. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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
The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for our services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. We consider the existence of any significant financing component within our arrangements and have determined that a significant financing component does not exist in our arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which we will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, we re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.
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
Stock-based compensation
We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We measure and recognize compensation expense for our stock-based awards granted to our employees and non-employee directors based on the estimated grant date fair value in accordance with ASC 718, Compensation—Stock Compensation.
Our stock-based awards are subject to either service or performance-based vesting conditions. We recognize compensation expense related to awards to employees and non-employee directors with service-based vesting on a straight-line basis based on the grant date fair value over the requisite service period, which is generally the vesting period. Compensation expense related to awards to employees and non-employee directors with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using an accelerated attribution method to the extent the achievement of the performance condition is probable. We made an accounting policy election to recognize forfeitures of stock-based awards as they occur.

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
We determine the fair value of restricted stock and restricted stock units, based on the fair value of our common stock. We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our stock; (ii) the expected term of the award; (iii) the risk-free interest rate; (iv) expected dividends; and (v) the fair value of common stock. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a guideline group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. For the determination of the risk-free interest rates we utilize the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

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
Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence.
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

Results of operations
The following tables summarize our consolidated statements of operations for each period presented (in thousands):

	Years Ended December 31,		Change 2019 vs. 2018
	2019	2018	Change	%
Revenue:
Collaboration revenue	$48,036	$122,512	$(74,476)	(61)%
Grant revenue	12,173	12,556	(383)	(3)%
Total revenue	60,209	135,068	(74,859)	(55)%
Operating Expenses:
Research and development	496,309	454,082	42,227	9%
General and administrative	109,620	94,252	15,368	16%
Total operating expenses	605,929	548,334	57,595	11%
Loss from operations	(545,720)	(413,266)	(132,454)	32%
Interest income	38,530	27,023	11,507	43%
Other (expense) income, net	(7,526)	1,835	(9,361)	(510)%
Loss before (benefit from) provision for income taxes	(514,716)	(384,408)	(130,308)	34%
(Benefit from) provision for income taxes	(695)	326	(1,021)	(313)%
Net loss	$(514,021)	$(384,734)	$(129,287)	34%

	Years Ended December 31,		Change 2018 vs. 2017
	2018	2017	Change	%
Revenue:
Collaboration revenue	$122,512	$176,974	$(54,462)	(31)%
Grant revenue	12,556	28,851	(16,295)	(56)%
Total revenue	135,068	205,825	(70,757)	(34)%
Operating Expenses:
Research and development	454,082	410,459	43,623	11%
General and administrative	94,252	64,722	29,530	46%
Total operating expenses	548,334	475,181	73,153	15%
Loss from operations	(413,266)	(269,356)	(143,910)	53%
Interest income	27,023	15,235	11,788	77%
Other income (expense), net	1,835	(1,875)	3,710	(198)%
Loss before provision for (benefit from) income taxes	(384,408)	(255,996)	(128,412)	50%
Provision for (benefit from) income taxes	326	(80)	406	(508)%
Net loss	$(384,734)	$(255,916)	$(128,818)	50%

Revenue
Total revenue decreased by $74.9 million, or 55% in 2019, primarily due to a decrease in collaboration revenue. Collaboration revenue decreased by $74.5 million, or 61% in 2019, mainly due to decreased revenue across all our strategic alliances, particularly AstraZeneca and Merck, largely driven by our adoption of ASC 606 and the completion of the initial four-year research period under the 2016 Merck Agreement. See Note 2 to our consolidated financial statements for further information on our adoption of ASC 606. Grant revenue remained relatively flat in 2019. There was a decrease in revenue from DARPA as the research and development activities under the DARPA awards were substantially concluded at the end of 2018, offset by increases in revenue from Gates Foundation and BARDA.
Total revenue decreased by $70.8 million, or 34% in 2018, primarily due to decreases in both collaboration revenue and grant revenue. Collaboration revenue decreased by $54.5 million, or 31% in 2018, mainly driven by higher revenue in 2017 due to accelerated recognition of $70.3 million of revenue upon the termination of the Alexion strategic alliance arrangement in October 2018. Grant revenue decreased by $16.3 million, or 56% in 2018, largely attributable to a decrease in revenue of $13.4 million from the BARDA contract, primarily due to revisions to the Zika program and a focus on preclinical studies of mRNA-1893, a follow on to mRNA-1325.
Operating expenses
Research and development expenses
Research and development expenses increased by $42.2 million, or 9% in 2019. The increase was primarily attributable to an increase in personnel related costs of $37.4 million, an increase in clinical trial and manufacturing costs of $16.9 million, an increase in stock-based compensation of $10.6 million, and an increase in depreciation and amortization of $5.2 million. The increases were partially offset by a decrease in in-licensing costs of $22.0 million related to in-licensing agreements executed in 2017 with Cellscript, LLC and its affiliate mRNA RiboTherapeutics, Inc. (Cellscript) to sublicense certain patent rights, and a decrease in lab supplies and materials of $8.2 million. The increases in personnel related costs and stock-based compensation were largely driven by an increase in the number of employees supporting our research and development programs. The in-licensing costs decreased in 2019 as the sublicense grant fees were fully recognized at the end of 2018.
Research and development expenses increased by $43.6 million, or 11% in 2018. The increase was primarily attributable to an increase in personnel related costs of $26.6 million, an increase in stock-based compensation of $16.0 million, an increase in consulting and outside services of $13.1 million, an increase in facility and equipment related costs of $12.4 million, and an increase in depreciation and amortization expense of $4.3 million. The increases in personnel related costs and stock-based compensation were largely driven by an increase in the number of employees supporting our research and development programs. These increases were partially offset by a decrease of $31.0 million in costs related to in-licensing agreements executed in 2017 with Cellscript.
General and administrative expenses
General and administrative expenses increased by $15.4 million, or 16% in 2019. The increase was primarily due to an increase in insurance costs of $5.2 million, an increase in consulting and outside services of $4.9 million, an increase in information technology and facility-related costs of $4.0 million and an increase in personnel related costs of $2.5 million. The increases in insurance costs, consulting and outside services and personnel related costs were primarily driven by an increase in the number of employees and costs in support of being a publicly traded company.
General and administrative expenses increased by $29.5 million, or 46% in 2018. The increase was primarily due to an increase in stock-based compensation of $16.5 million, an increase in personnel related costs of $7.2 million, and an increase in consulting and outside services of $3.5 million. The increase in stock-based compensation was mainly attributable to certain performance-based equity awards with vesting or commencement contingent on our initial public offering (IPO) and an increase in the number of employees. The increase in personnel related costs were primarily driven by an increase in the number of employees. These increases and the increase in consulting and outside services were in support of our public company readiness.

Interest income
Interest income generated from our investments in marketable securities increased by $11.5 million, or 43%, in 2019, mainly driven by a higher weighted average balance of cash and investments, primarily from the net proceeds of our IPO. Interest income from our investments in marketable securities increased by $11.8 million, or 77% in 2018, mainly driven by an overall higher market interest rate and a higher weighted average balance of cash and investments in 2018, primarily from net proceeds from the issuance of redeemable convertible preferred stock.

Other (expense) income, net
The following tables summarizes other (expense) income, net for each period presented (in thousands):

	Years Ended December 31,		Change 2019 vs. 2018
	2019	2018	Change	%
Gain on investment	$323	$31	$292	942%
Interest expense	(6,612)	(3,096)	(3,516)	114%
Other (expense) income, net	(1,237)	4,900	(6,137)	(125)%
Total other (expense) income, net	$(7,526)	$1,835	$(9,361)	(510)%

	Years Ended December 31,		Change 2018 vs. 2017
	2018	2017	Change	%
Gain (loss) on investment	$31	$(1,085)	$1,116	(103)%
Interest expense	(3,096)	(132)	(2,964)	2245%
Other income (expense), net	4,900	(658)	5,558	(845)%
Total other income (expense), net	$1,835	$(1,875)	$3,710	(198)%
Total other expense, net increased by $9.4 million in 2019. The increase was mainly attributable to a one-time $7.0 million cash receipt in 2018 as consideration for the waiver of a third party's previously negotiated commitment, and higher interest expense in 2019 of $3.5 million related to our financing lease liabilities. We started recording the interest expense in July 2018 upon the completion of our Moderna Technology Center manufacturing facility, or MTC South Please refer to Note 7 to our consolidated financial statements.
Total other income, net increased by $3.7 million in 2018. The increase was primarily due to an increase of $5.6 million in other income, net mainly attributable to a $7.0 million cash receipt as consideration for the waiver of a third party's previously negotiated commitment. This increase was partially offset by higher interest expense of $3.0 million related to our MTC South lease financing obligation. We began recording interest expense upon the completion of our MTC South in July 2018.

(Benefit from) provision for income taxes
There were no significant income tax benefits or provisions in 2019, 2018 and 2017.

Liquidity and capital resources
We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. As of December 31, 2019, we had cash, cash equivalents and investments of $1.26 billion. Cash and cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities are stated at fair value. As of December 31, 2019, we had current and non-current investments of approximately $867.1 million and $160.0 million, respectively.
We began construction of our MTC South manufacturing facility, in the second half of 2016. Our capital expenditures related to MTC South were $3.9 million, $86.5 million and $59.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Cash disbursements related to MTC South were $14.6 million, $94.5 million and $41.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. MTC South officially opened in July 2018. The remaining manufacturing equipment and processes which were still in progress at the time when MTC South opened were completed during 2019.
In the second quarter of 2019, we entered into an additional lease for office and laboratory space nearby, or MTC North, also located in Norwood. We have designed and started construction of MTC North in the fourth quarter of 2019. Our capital expenditures and cash disbursements related to MTC North were $1.9 million and $0.5 million, for the year ended December 31, 2019, respectively.
On January 30, 2018 and February 15, 2018, we issued Series G preferred stock for total gross proceeds of $560.0 million. On May 7, 2018, we issued Series H preferred stock for gross proceeds of $125.0 million of which $13.0 million was determined to be a premium and recorded to deferred revenue as part of the Merck PCV/SAV agreement executed contemporaneously with our Series H redeemable convertible preferred stock issuance. Please refer to Note 3 to our consolidated financial statements.
On December 11, 2018, we closed our IPO, whereby we sold 26,275,993 shares of common stock at a price of $23.00 per share. The shares began trading on the NASDAQ Global Select Market on December 7, 2018. The aggregate net proceeds received by us from the IPO were $563.0 million, net of underwriting discounts, commissions and offering expenses.
On February 14, 2020, we sold 26,315,790 shares of common stock at a price of $19.00 per share through a public equity offering. The aggregate net proceeds from the offering were approximately $478.1 million, net of underwriting discounts, commissions and estimated offering expenses. In addition, the underwriters have exercised their option to purchase an additional 3,947,368 shares of common stock at the public offering price less the underwriting discount, resulting in additional net proceeds of $71.8 million.

Cash flow
The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(458,968)	$(330,865)	$(331,484)
Investing activities	(14,945)	(373,094)	417,364
Financing activities	51,121	1,226,842	168
Net (decrease) increase in cash and cash equivalents	$(422,792)	$522,883	$86,048
Operating activities
We derive cash flows from operations primarily from cash collected from certain strategic alliances. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have invested in our mRNA technologies, development pipeline, digital infrastructure, manufacturing technology, and infrastructure.
Net cash used in operating activities in 2019 was $459.0 million and consisted of net loss of $514.0 million less non-cash adjustments of $108.7 million, plus a net change in assets and liabilities of $53.7 million. Non-cash items primarily included stock-based compensation of $81.1 million, depreciation and amortization of $31.0 million, and amortization of investment premiums and discounts of $3.7 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $44.1 million, a decrease in accounts payable of $24.0 million, a decrease in other liabilities of $6.2 million, an increase in right-of-use assets, operating leases of $5.7 million and an decrease in accrued liabilities of $3.4 million, partially offset by an increase in operating lease liabilities, non-current of $12.6 million, a decrease in prepaid expenses and other assets of $9.8 million and a decrease in accounts receivable of $6.7 million.
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
Net cash used in investing activities in 2019 was $14.9 million, which included purchases of marketable securities of $1.15 billion and purchases of property and equipment of $31.6 million, partially offset by proceeds from maturities of marketable securities of $993.2 million and proceeds from sales of marketable securities of $168.7 million.
Net cash used in investing activities in 2018 was $373.1 million, which included purchases of marketable securities of $1.23 billion and purchases of property and equipment of $105.8 million, partially offset by proceeds from maturities of marketable securities of $783.4 million and proceeds from sales of marketable securities of $177.0 million
Net cash provided by investing activities in 2017 was $417.4 million, which included proceeds from maturities of marketable securities of $800.4 million, proceeds from sales of marketable securities of $402.5 million, partially offset by purchases of marketable securities of $727.2 million, and purchases of property and equipment of $58.4 million.
Financing activities

We generated cash from financing activities of $51.1 million in 2019, primarily from net proceeds from the issuance of common stock under our equity plans of $47.3 million, and net proceeds from the purchase of common stock from our employee stock purchase plan of $2.9 million.
We generated cash from financing activities of $1.23 billion in 2018, primarily from net proceeds from the issuance of redeemable convertible preferred stock of $661.1 million and net proceeds from the issuance of common stock of $563.0 million in connection with our IPO.

We had insignificant financing activities in 2017.
Operation and funding requirements
Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $1.50 billion and $1.01 billion as of December 31, 2019 and 2018, respectively. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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
We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe that our cash, cash equivalents, and investments as of December 31, 2019, will be sufficient to enable us to fund our projected operations through at least the next 12 months.
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
Until we can generate a sufficient amount of revenue from our programs, we expect to finance future cash needs through public or private equity offerings, structured financings or debt financings and potential future strategic alliances from which we receive upfront fees, milestone payments, and other forms of consideration. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our investigational medicines, or slow down or cease work on one or more of our programs. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or investigational medicines or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition, and prospects.
Off balance sheet arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual obligations and commitments
The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	173,009	12,563	27,934	29,073	103,439
Financing leases (1)	294,448	5,738	11,948	12,606	264,156
Purchase obligations (2)	4,537	2,241	2,232	64	—
Total contractual cash obligations (1)	$471,994	$20,542	$42,114	$41,743	$367,595
_______

(1)
The amounts in the table include a total payment of $218.8 million associated with our MTC South lease for the two extension periods of ten years each at our option. For accounting purpose, the lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Please refer to Note 7 to our consolidated financial statements.

(2)	The amounts represent non-cancelable fixed payment obligations under certain clinical service agreements.
Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our personalized mRNA cancer vaccines, or PCV, collaboration and license agreement with Merck, we are committed to perform certain research, development, and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million as of December 31, 2019. Please refer to Note 3 to the consolidated financial statements. The expenses we expect to incur as part of our commitments under the PCV and other collaboration agreements were not included in the above table as we are not able to determine the timing and amounts of such expenses.
We have agreements with certain vendors for various services, including services related to clinical operations and support and contract manufacturing, which we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. At December 31, 2019, we had cancelable open purchase orders of $105.9 million in total under such agreements for our clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2019, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the cancelable open purchase order amounts of $105.9 million.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk relates to changes in interest rates. As of December 31, 2019 and 2018, we had cash, cash equivalents, restricted cash, and investments in marketable securities of $1.26 billion and $1.69 billion, respectively. Our investment portfolio comprises money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper). Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to have very low risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.
We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2019 and 2018, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operations and revenue generating activities are primarily denominated in U.S. dollars. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2019, 2018 and 2017.

Item 8. Financial Statements and Supplementary Data
MODERNA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	230
Consolidated Balance Sheets as of December 31, 2019 and 2018	232
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	233
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017	234
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017	235
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	237
Notes to Consolidated Financial Statements	238

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Moderna, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collaboration Revenue
Description of the Matter
As discussed above and in Note 2 to the consolidated financial statements, on January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method and recognized the cumulative effect of initially applying the standard which reduced the Company’s accumulated deficit on the date of adoption by $28.0 million. The Company also recognized $48.0 million in collaboration revenue for the year ended December 31, 2019.
The Company recognizes revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good or service to the customer. In determining the total revenue to be recognized under the proportional performance models, the Company develops assumptions that require judgment to determine the total expected effort for each performance obligation, including both internal and external estimated research and development costs. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Auditing the Company’s proportional performance models is especially challenging because the assessment of progress required a high degree of audit judgment due to the subjectivity, including estimating the remaining research and development costs necessary to satisfy a performance obligation. The recognition of revenue pursuant to collaboration arrangements is subject to these estimates and judgments developed by management, as the underlying proportional performance models are sensitive to changes in the assumptions, including the Company’s estimate in determining the remaining level of effort required under an arrangement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the collaboration revenue recognition process. This included testing controls over the review of management's significant judgments and estimates related to the inputs to the proportional performance model including (i) an estimate of the total and remaining pre-clinical and clinical activities, (ii) an estimate of the total and remaining amount of clinical material to be delivered and (iii) an estimate of the total and remaining costs to be incurred related to each performance obligation.
To evaluate the Company’s proportional performance models utilized for the Company’s ongoing recognition of revenue for its collaborative arrangements, our audit procedures included, among others, reading the agreements and all related schedules, and testing the accuracy and completeness of the underlying data used in evaluating the estimates and significant judgments, described above. To assess the reasonableness of the Company’s significant estimates and judgments, we corroborated management estimates and judgments through a review of the agreements and evaluated the accuracy of the prior period estimates and judgments as a potential source of corroborating or contradictory evidence. We also discussed the judgments with the Company’s research and development personnel that oversee the collaboration arrangements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts
February 27, 2020

MODERNA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$235,876	$658,364
Investments	867,124	863,063
Accounts receivable	5,032	11,686
Accounts receivable from related party (Note 14)	337	899
Prepaid expenses and other current assets	19,403	28,399
Restricted cash	1,032	595
Total current assets	1,128,804	1,563,006
Investments, non-current	159,987	172,990
Property and equipment, net	201,495	211,977
Right-of-use assets, operating leases	86,414	—
Restricted cash, non-current	10,791	11,532
Other non-current assets	1,931	2,644
Total assets	$1,589,422	$1,962,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,090	$31,210
Accrued liabilities	67,652	79,073
Deferred revenue	63,310	109,056
Other current liabilities	5,063	3,464
Total current liabilities	143,115	222,803
Deferred revenue, non-current	138,995	165,352
Operating lease liabilities, non-current	93,675	—
Financing lease liabilities, non-current	38,689	—
Deferred lease obligation, non-current	—	10,006
Lease financing obligation	—	33,489
Other non-current liabilities	138	258
Total liabilities	414,612	431,908
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 162,000,000 shares authorized at December 31, 2019 and 2018; 0 shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of December 31, 2019 and 2018; 336,536,985 and 328,798,904 shares issued and outstanding as of December 31, 2019 and 2018, respectively	34	33
Additional paid-in capital	2,669,426	2,538,155
Accumulated other comprehensive gain (loss)	1,804	(1,320)
Accumulated deficit	(1,496,454)	(1,006,627)
Total stockholders’ equity	1,174,810	1,530,241
Total liabilities and stockholders’ equity	$1,589,422	$1,962,149
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue	$42,803	$76,519	$146,953
Collaboration revenue from related party (Note 14)	5,233	45,993	30,021
Grant revenue	12,173	12,556	28,851
Total revenue	60,209	135,068	205,825
Operating expenses:
Research and development	496,309	454,082	410,459
General and administrative	109,620	94,252	64,722
Total operating expenses	605,929	548,334	475,181
Loss from operations	(545,720)	(413,266)	(269,356)
Interest income	38,530	27,023	15,235
Other (expense) income, net	(7,526)	1,835	(1,875)
Loss before (benefit from) provision for income taxes	(514,716)	(384,408)	(255,996)
(Benefit from) provision for income taxes	(695)	326	(80)
Net loss	(514,021)	(384,734)	(255,916)
Reconciliation of net loss to net loss attributable to common stockholders:
Premium paid on repurchase of preferred stock	—	(4,127)	—
Cumulative preferred stock dividends	—	(12,996)	(13,925)
Net loss attributable to common stockholders	$(514,021)	$(401,857)	$(269,841)
Net loss per share attributable to common stockholders, basic and diluted	$(1.55)	$(4.95)	$(4.18)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	330,802,136	81,114,183	64,497,544
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(514,021)	$(384,734)	$(255,916)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net of tax of $1,148, $0 and $0, for the years ended December 31, 2019, 2018 and 2017, respectively	3,447	(132)	(342)
Less: amounts recognized for net realized gain included in net loss	(323)	(31)	(412)
Total other comprehensive income (loss)	3,124	(163)	(754)
Comprehensive loss	$(510,897)	$(384,897)	$(256,670)
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except unit and share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	448,686,791	$1,176,661	63,541,688	$6	$31,305	$(403)	$(365,718)	$(334,810)
Vesting of restricted common stock	—	—	1,644,769	—	—	—	—	—
Exercise of options to purchase common stock	—	—	20,542	—	212	—	—	212
Redeemable convertible preferred stock issuance costs	—	—	—	—	(152)	—	—	(152)
Stock-based compensation	—	—	—	—	40,314	—	(259)	40,055
Unrealized loss on marketable securities	—	—	—	—	—	(754)	—	(754)
Net loss	—	—	—	—	—	—	(255,916)	(255,916)
Balance at December 31, 2017	448,686,791	$1,176,661	65,206,999	$6	$71,679	$(1,157)	$(621,893)	$(551,365)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	448,686,791	$1,176,661	65,206,999	$6	$71,679	$(1,157)	$(621,893)	$(551,365)
Vesting of restricted common stock	—	—	856,135	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $10,517	55,666,004	549,413	—	—	51	—	—	51
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $474	5,000,000	111,546	—	—	—	—	—	—
Repurchase of Series D redeemable convertible preferred stock	(269,180)	(704)	—	—	(2,009)	—	—	(2,009)
Repurchase of Series E redeemable convertible preferred stock	(544,100)	(3,355)	—	—	(2,118)	—	—	(2,118)
Exercise of options to purchase common stock, net	—	—	446,864	—	1,427	—	—	1,427
Conversion of redeemable convertible preferred stock into common stock	(508,539,515)	(1,833,561)	236,012,913	24	1,833,537	—	—	1,833,561
Proceeds of initial public offering, net of issuance costs of $41,322	—	—	26,275,993	3	563,023	—	—	563,026
Stock-based compensation	—	—	—	—	72,565	—	—	72,565
Unrealized loss on marketable securities	—	—	—	—	—	(163)	—	(163)
Net loss	—	—	—	—	—	—	(384,734)	(384,734)
Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Vesting of restricted common stock and restricted stock units	—	—	621,432	—	—	—	—	—
Exercise of options to purchase common stock, net	—	—	6,945,306	1	47,258	—	—	47,259
Purchase of common stock under employee stock purchase plan	—	—	171,343	—	2,891	—	—	2,891
Transition adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	—	—	27,984	27,984
Transition adjustment from adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(3,790)	(3,790)
Stock-based compensation	—	—	—	—	81,122	—	—	81,122
Unrealized gain on marketable securities	—	—	—	—	—	3,124	—	3,124
Net loss	—	—	—	—	—	—	(514,021)	(514,021)
Balance at December 31, 2019	—	$—	336,536,985	$34	$2,669,426	$1,804	$(1,496,454)	$1,174,810

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(514,021)	$(384,734)	$(255,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,122	72,565	40,055
Depreciation and amortization	31,021	24,862	20,537
Amortization/accretion of investments	(3,742)	(1,866)	1,086
Loss on disposal of property and equipment	316	891	—
Changes in assets and liabilities:
Accounts receivable	6,654	195	1,476
Accounts receivable from related party (Note 14)	562	637	(1,370)
Prepaid expenses and other assets	9,751	(5,289)	579
Right-of-use assets, operating leases	(5,664)	—	—
Accounts payable	(23,964)	15,017	(12,766)
Accrued liabilities	(3,362)	8,787	34,369
Deferred revenue	(44,119)	(65,260)	(162,321)
Deferred lease obligation	—	2,420	2,932
Operating lease liabilities	12,647	—	—
Other liabilities	(6,169)	910	(145)
Net cash used in operating activities	(458,968)	(330,865)	(331,484)
Investing activities
Purchases of marketable securities	(1,145,226)	(1,227,709)	(727,203)
Proceeds from maturities of marketable securities	993,181	783,373	800,438
Proceeds from sales of marketable securities	168,654	177,008	402,530
Purchases of property and equipment	(31,554)	(105,766)	(58,401)
Net cash (used in) provided by investing activities	(14,945)	(373,094)	417,364
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	661,111	—
Proceeds from initial public offering of common stock, net of issuance costs	—	563,026	—
Repurchases of redeemable convertible preferred stock	—	(8,182)	—
Distributions to preferred and common unit holders	—	—	(1,483)
Proceeds from issuance of common stock under equity plans	47,259	1,427	212
Proceeds from purchase of common stock under employee stock purchase plan	2,891	—	—
Charges to financing lease liabilities	971	—	—
Reimbursement of assets under financing lease obligation	—	11,635	2,724
Payments on financing lease obligation	—	(2,175)	(1,285)
Net cash provided by financing activities	51,121	1,226,842	168
Net (decrease) increase in cash, cash equivalents and restricted cash	(422,792)	522,883	86,048
Cash, cash equivalents and restricted cash, beginning of year	670,491	147,608	61,560
Cash, cash equivalents and restricted cash, end of year	$247,699	$670,491	$147,608
Supplemental cash flow information
Income taxes paid	$416	$294	$398
Interest in connection with financing lease obligation	$—	$2,998	$—
Non-cash investing and financing activities
Issuance costs included in accounts payable and accrued liabilities	$—	$2,638	$152
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,676	$12,892	$19,959
Leasehold improvements included in prepaid and other current assets	$—	$10,089	$1,748
Lease financing obligation	$—	$10,089	$1,748
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Moderna, Inc. (we, us, or the Company) was incorporated in Delaware on July 22, 2016. Our principal executive office is located at 200 Technology Square, Cambridge, MA.
We are a clinical stage biotechnology company creating a new generation of transformative medicines based on messenger RNA (mRNA), to improve the lives of patients. mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane, or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology, and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, autoimmune and cardiovascular diseases, independently and with our strategic collaborators.
Since inception, we have incurred significant net losses, which were $514.0 million, $384.7 million, and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. On December 11, 2018, we completed our initial public offering (IPO), whereby we sold 26,275,993 shares of common stock at a price of $23.00 per share. The aggregate net proceeds received by us from the IPO were $563.0 million. As of December 31, 2019, we had an accumulated deficit of $1.50 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our platform research, drug discovery and clinical development, infrastructure and Research Engine and Early Development Engine, digital infrastructure, creation of a portfolio of intellectual property, and administrative support.
We do not expect to generate significant revenue from sales of potential mRNA medicines unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our investigational medicines. If we seek to obtain regulatory approval for any of our investigational medicines, we expect to incur significant commercialization expenses.
As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from potential mRNA medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs. We believe that our cash, cash equivalents, and investments as of December 31, 2019 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).
The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
We have made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, research and development expenses, income tax provisions, stock-based compensation, leases, and useful lives of long-lived assets. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates. Significant estimates relied upon in preparing these financial statements include, among others, those related to fair value of equity awards, revenue recognition, research and development expenses, leases, fair value of financial instruments, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets.
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
Revenue Recognition
On January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2019. We recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition (ASC 605). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period when we perform our obligations under the arrangement. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities in our consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current liabilities in our consolidated balance sheets. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We expense incremental costs of obtaining a contract as incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of December 31, 2019, we had not capitalized any costs to obtain any of our contracts.
Collaboration Revenue
To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with our customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as each performance obligation is satisfied.
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
The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for our services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. We consider the existence of any significant financing component within our arrangements and have determined that a significant financing component does not exist in our arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which we will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, we re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

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
Investments
We invest our excess cash balances in marketable debt securities. We classify our investments in marketable debt securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date, and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive gain (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific-identification method, and are included in other (expense) income, net in our consolidated statements of operations. Should any adjustment to fair value reflect a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, we recognize the associated unrealized loss through a charge to our consolidated statement of operations. We did not record any impairment charges related to our marketable securities during the years ended December 31, 2019, 2018 and 2017. We classify our available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which we have the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which we have the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are amounts due from strategic collaborators as a result of manufacturing and research and development services provided under collaboration arrangements, or milestones achieved, but not yet paid. We also have accounts receivable amounts due from our grant agreements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. To estimate the allowance for doubtful accounts, we make judgments about the creditworthiness of our customers based on ongoing credit evaluation and historical experience. There was no allowance for doubtful accounts at December 31, 2019, and 2018. There was no bad debt expense for the years ended December 31, 2019, 2018 or 2017.
Concentrations of Credit Risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Our investment portfolio comprises money market funds, marketable debt securities, including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities and commercial paper. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our primary operating accounts significantly exceed the FDIC limits.
Significant Customers
Our accounts receivable are generally unsecured and are from customers in different countries. We generated 80%, 91% and 86% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively, from strategic collaborators. The remaining 20%, 9%, 14% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively, were generated from grants made by government-sponsored and private organizations.
A significant portion of our revenue to date has been generated from the following entities that accounted for more than 10% of total revenue and accounts receivable for the periods presented:

	Percentage of Revenue Years Ended December 31,			Percentage of Accounts Receivable December 31,
	2019	2018	2017	2019	2018
Merck	61%	49%	31%	13%	30%
BARDA	13%	*	10%	54%	13%
Vertex	10%	*	*	17%	22%
AstraZeneca	*	34%	15%	*	*
Alexion	*	*	36%	*	*
DARPA	*	*	*	*	16%
Massachusetts Life Sciences Center	*	*	*	*	12%
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
Our cash equivalents and marketable securities are reported at fair value determined using Level 1 and Level 2 inputs (Note 5). We do not have any non-financial assets or liabilities that should be recognized or disclosed at fair value on a recurring basis at December 31, 2019, 2018 and 2017.
As of December 31, 2019 and 2018, we maintain letters of credit of $11.8 million and $12.1 million, respectively, related to our lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in our consolidated balance sheets.
Construction in Progress
Construction in progress includes direct costs related to the construction of various property and equipment, including leasehold improvements, and is stated at original cost. Construction in progress includes costs incurred under construction contracts including project management services, engineering services, design services and development, construction services and other construction-related fees and services. Such costs are not depreciated until the asset is completed and placed into service. Once the asset is placed into service, these capitalized costs will be allocated to certain property and equipment categories and will be depreciated over the estimated useful life of the underlying assets.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are described below:

Estimated Useful Life
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life of improvement or remaining life of related lease
Computer equipment and software	3 years
Other assets including automobiles, furniture and fixtures	5 years
Right of use asset, financing	Lease term
Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is recorded to other (expense) income, net.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which consist of property and equipment, to determine if facts and circumstances indicate that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected future undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If such review indicates that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. For the years ended December 31, 2019, 2018 and 2017, we did not record any impairment expenses.

Leases
Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. We recognize lease right-of-use assets and related liabilities in our consolidated balance sheets for both operating and finance leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease. If the rate implicit is not readily determinable, we will utilize our incremental borrowing rate as of the lease commencement date. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
We recognize operating lease cost in operating expense in our consolidated statements of operations, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term. For our finance leases, we recognize depreciation expense associated with the leased asset acquired and recognize interest expense related to the portion of the financing in our consolidated statements of operations. Additionally, we recognize tenant improvement allowances as a reduction to rent expense on a straight-line basis over the respective lease term.
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
Stock-Based Compensation
We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units (RSUs). We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. Most of our stock-based awards have been made to employees. We measure compensation cost for all equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of our common stock on the grant date, including the expected term of the award, the expected volatility of our stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of our stock. Historically, for periods prior to our IPO, the fair value of the shares of common stock and common units underlying our stock-based awards were determined on each grant date by our board of directors based on valuation estimates from management considering our most recently available independent third-party valuation of our common stock. Our board of directors also assessed and considered, with input from management, additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the grant date. The grant date fair value of RSUs is estimated based on the fair value of our underlying common stock. For performance-based stock awards, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method when achievement is probable. We classify stock-based compensation expense in our consolidated statement of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
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
Redeemable Convertible Preferred Stock
We record all redeemable convertible preferred stock at their respective transaction prices on the dates of issuance less issuance costs. Our redeemable convertible preferred stock are classified as temporary equity and excluded from stockholders’ (deficit) equity as the potential redemption of such units or stock is outside our control. Upon the 2016 Reorganization, the redemption rights upon the passage of time were removed and the redeemable convertible preferred stock became redeemable only upon the occurrence of certain contingent events. Upon the closing of the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 236,012,913 shares of the common stock. As of December 31, 2019 and 2018, we did not have any convertible preferred stock issued or outstanding.
Net Loss per Share Attributable to Common Stockholders
We apply the two-class method to compute basic and diluted net loss per share attributable to common stockholders when we have issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the potentially participating securities do not have a contractual obligation to fund our losses.
We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock were converted into common stock.
We calculate diluted net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of restricted common stock, stock options and redeemable convertible preferred stock that are outstanding during the period. We have generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.
Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) mainly consists of unrealized gains and losses on our investments. Total comprehensive income (loss) for all periods presented have been disclosed in the consolidated statements of comprehensive loss.
The components of accumulated other comprehensive gain (loss) for the years ended December 31, 2019 and 2018 are as follows (in thousands):

Unrealized Gain (Loss) on Available-for-Sale Debt Securities
Accumulated other comprehensive loss, balance at December 31, 2017	$(1,157)
Other comprehensive loss	(163)
Accumulated other comprehensive loss, balance at December 31, 2018	(1,320)
Other comprehensive income	3,124
Accumulated other comprehensive gain, balance at December 31, 2019	$1,804

Emerging Growth Company Status
Prior to December 31, 2019, we were an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until we are no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2019, we have become a large accelerated filer under the rules of the SEC and are no longer classified as an EGC.
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

ASC 606 requires significant judgment and estimates and results in changes to, but not limited to: (i) the determination of the transaction price, including estimates of variable consideration, (ii) the allocation of the transaction price, including the determination of estimated selling price, and (iii) the pattern of recognition, including the application of proportional performance as a measure of progress on service-related promises and application of point-in-time recognition for supply-related promises. We recorded the cumulative-effect adjustment of $28.0 million to the opening balance of accumulated deficit as of January 1, 2019 with a corresponding decrease to deferred revenue. The effect of the adoption of ASC 606 on our consolidated balance sheet is shown below together with the effect of adoption of ASU No. 2016-02, Leases.

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

The following tables summarize the effects of adopting ASC 606 on our consolidated financial statements at December 31, 2019, and for the year ended December 31, 2019 (in thousands, except per share data):

	As of December 31, 2019
Consolidated Balance Sheet	As reported under ASC 606	Adjustments	Balance without adoption of ASC 606
Deferred revenue, current	$63,310	$(8,054)	$55,256
Deferred revenue, non-current	138,995	4,012	143,007
Accumulated deficit	(1,496,454)	6,785	(1,489,669)

	Year Ended December 31, 2019
Consolidated Statement of Operations	As reported under ASC 606	Adjustments	Amount without adoption of ASC 606
Revenue:
Collaboration revenue	$42,803	$2,767	$45,570
Collaboration revenue from related party	5,233	32,002	37,235
Total revenue	60,209	34,769	94,978
Loss from operations	(545,720)	34,769	(510,951)
Loss before income taxes	(514,716)	34,769	(479,947)
Net loss	(514,021)	34,769	(479,252)
Net loss per share - basic and diluted	(1.55)	0.10	(1.45)
ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing lease guidance. To increase transparency and comparability among organizations, this guidance requires that entities that lease assets recognize right-of-use (ROU) assets representing its right to use the underlying asset for the lease term and lease liabilities related to the rights and obligations created by those leases on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases.
Prior to December 31, 2019, as an EGC, we elected to use the extended transition period provided by the JOBS Act for the implementation of new or revised accounting standards, and as a result of this election, we did not have to comply with the public company FASB standard’s effective date for ASC 842 until we ceased to be classified as an EGC. Effective on December 31, 2019, we lost our EGC status which accelerated the requirement of ASC 842 adoption. As a result, we adjusted our previously reported consolidated financial statements effective January 1, 2019 in this Form 10-K for the year ended December 31, 2019, and amendments to previously filed Forms 10-Q were not required.
We adopted ASC 842 on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. We elected the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. Therefore, we recognized the effects of applying ASC 842 as a cumulative-effect adjustment to accumulated deficit of $3.8 million, as of January 1, 2019, the effective date of this standard, related to the adjustments to our Moderna Technology Center manufacturing facility described in Note 7. Additionally, upon adoption of ASC 842, we recorded right-of-use assets of $63.3 million and corresponding lease liabilities of $70.7 million related to our operating leases. The difference between these assets and liabilities is primarily attributable to adjustments to the right-of-use asset at transition related to lease incentives and deferred rent.

The comparative consolidated balance sheet as of December 31, 2018 has not been restated to reflect the adoption of ASC 842. In addition, the amounts presented as deferred lease obligations on our consolidated balance sheet as of December 31, 2018 are now included in the calculation of the operating lease right-of-use assets.
The transition guidance associated with ASC 842 also permitted certain practical expedients. We elected the practical expedient, which allowed us to carryforward certain aspects of our historical lease accounting under ASC 840 for leases that commenced before the effective date, including not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We also elected to adopt an accounting policy to not apply ASC 842 to leases with an initial term of 12 months or less and not include them in the consolidated balance sheets. Instead, these lease payments are recognized in profit or loss on a straight-line basis over the lease term. Lastly, we elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component for all classes of underlying assets. We do not include variable payments that are not based on an index or rate in the single lease component, regardless of whether they are related to the lease or non-lease component.
The lease right-of-use assets and related lease liabilities are classified as either operating or finance. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, the discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate. In computing our lease liabilities, we generally use the incremental borrowing rate based on the information available on the commencement date using a company-specific rate in the U.S. that is fully collateralized and consistent with the lease term for each lease. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
The cumulative effect of applying both ASC 606 and ASC 842 on our consolidated balance sheets as of January 1, 2019 was as follows (in thousands):

	Balance as of December 31, 2018 (1)	Effect of the Adoption of		Balance as of January 1, 2019
		ASC 842	ASC 606
Assets:
Accounts receivable	$11,686	$—	$(2,738)	$8,948
Prepaid expenses and other current assets	28,399	(300)	—	28,099
Property and equipment, net	211,977	(2,483)	—	209,494
Right-of-use assets, operating leases	—	63,334	—	63,334
Total assets	$1,962,149	$60,551	$(2,738)	$2,019,962
Liabilities and Shareholders’ Equity:
Deferred revenue	$109,056	$—	$(27,281)	$81,775
Other current liabilities	3,464	5,867	—	9,331
Deferred revenue, non-current	165,352	—	(3,441)	161,911
Operating lease liabilities, non-current	—	64,250	—	64,250
Finance lease liabilities, non-current	—	37,718	—	37,718
Deferred lease obligation, non-current	10,006	(10,006)	—	—
Lease financing obligation	33,489	(33,489)	—	—
Accumulated deficit	(1,006,627)	(3,789)	27,984	(982,432)
Total liabilities and shareholders’ equity	$1,962,149	$60,551	$(2,738)	$2,019,962
_______
(1) As reported in our 2018 Annual Report on Form 10-K.

ASU No. 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The new standard became effective for us on January 1, 2019. As a result of adopting this new standard using a retrospective transition method for each period presented, we include our restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$235,876	$658,364
Restricted cash	1,032	595
Restricted cash, non-current	10,791	11,532
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$247,699	$670,491
ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance generally consistent with the accounting for employee share-based compensation. The new standard will become effective for us on January 1, 2020, with early adoption permitted. We early adopted this standard in the first quarter of 2019. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosure.
ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in diversity in practice on the effect of the revenue standard on the accounting for collaborative arrangements. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We early adopted this standard in connection with the adoption of ASC 606 in the first quarter of 2019. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosure.
Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 will be effective for us on January 1, 2020. We will adopt this standard in the first quarter of 2020. Based on the composition of our investment portfolio and investment policy, the adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosure.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard should be applied either retrospectively or prospectively, and will be effective for us on January 2020. We will adopt this standard in the first quarter of 2020 using the prospective adoption method. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosure.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This standard will be effective for us on January 1, 2021, with early adoption permitted. We are currently evaluating the potential impact this standard may have on our condensed consolidated financial statements and results of operations upon adoption.

3. Collaboration Agreements
The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Years Ended
Collaboration Revenue by Strategic Collaborator:	December 31, 2019 as reported (under ASU 606)	December 31, 2019 without adoption of 606 (under ASC 605)	December 31, 2018 as reported (under ASC 605)
Merck	$36,608	$38,977	$66,082
AstraZeneca	5,233	37,235	45,993
Vertex	6,195	6,593	10,437
Total collaboration revenue	$48,036	$82,805	$122,512

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the year ended December 31, 2019 (in thousands):

	January 1, 2019	Additions	Deductions	December 31, 2019
Contract Assets:
Accounts receivable	$4,612	$11,890	$(14,530)	$1,972
Contract Liabilities:
Deferred revenue	$240,924	$10,591	$(51,987)	$199,528

During the year ended December 31, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2019
Amounts included in contract liabilities at the beginning of the period (1)	$51,987
(1) We first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability.
As of December 31, 2019, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $249.5 million.

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
We received from AstraZeneca under the 2013 AZ Agreements an option exercise payment of $10.0 million (the 2016 VEGF Exercise) in the year ended December 31, 2016, and a clinical milestone payment of $30.0 million with respect to AstraZeneca’s VEGF-A product (AZD8601) during the year ended December 31, 2018, that is currently being developed in a Phase 2 clinical trial. Unless earlier terminated, the 2013 AZ Agreements would have continued until the expiration of AstraZeneca’s earn-out and contingent option exercise payment obligations for optioned product candidates. Either party had the right to terminate the 2013 AZ Agreements upon the other party’s material breach, either in its entirety or in certain circumstances, with respect to relevant candidates, subject to a defined materiality threshold and specified notice and cure provisions. If AstraZeneca had the right to terminate the 2013 AZ Agreements for our material breach, then AstraZeneca could have elected, in lieu of terminating the 2013 AZ Agreements, in their entirety or with respect to such candidates, to have the 2013 AZ Agreements remain in effect, subject to reductions in certain payments we were eligible to receive and certain adjustments to AstraZeneca’s obligations under the 2013 AZ Agreements. AstraZeneca had the right to terminate the 2013 AZ Agreements in full, without cause, upon 90-days’ prior notice to us.

2016 Strategic Alliance with AstraZeneca – IL-12
In January 2016, we entered into a new Strategic Drug Development Collaboration and License Agreement, which we refer to as the 2016 AZ Agreement, with AstraZeneca to discover, develop and commercialize potential mRNA medicines for the treatment of a range of cancers.
Under the terms of the 2016 AZ Agreement, we and AstraZeneca have agreed to work together on an immuno-oncology program focused on the intratumoral delivery of a potential mRNA medicine to make the IL-12 protein. The 2016 AZ Agreement initially included research activities with respect to a second discovery program. During a limited period of time, each party had an opportunity to propose additional discovery programs to be conducted under the 2016 AZ Agreement. We are responsible for conducting and funding all discovery and preclinical development activities under the 2016 AZ Agreement in accordance with an agreed upon discovery program plan for the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement. For the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement, during a defined election period that commenced as of the effective date of the 2016 AZ Agreement (for the IL-12 program) and otherwise will commence on initiation of any such new discovery program, AstraZeneca may elect to participate in the clinical development of a development candidate arising under the 2016 AZ Agreement from such program. If AstraZeneca so elects (as it has for the IL-12 program), AstraZeneca will lead clinical development activities worldwide and we will be responsible for certain activities, including being solely responsible for manufacturing activities, all in accordance with an agreed upon development plan. AstraZeneca will be responsible for funding all Phase 1 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan), and Phase 2 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan) up to a defined dollar threshold. We and AstraZeneca will equally share the costs of Phase 2 clinical development activities in excess of such dollar threshold, all Phase 3 clinical development activities and certain other costs of late-stage clinical development activities, unless we elect not to participate in further development and commercialization activities and instead receive tiered royalties, as described below.
We and AstraZeneca will co-commercialize products in the U.S. in accordance with an agreed upon commercialization plan and budget, and on a product-by-product basis will equally share the U.S. profits or losses arising from such commercialization. Notwithstanding, on a product-by-product basis, prior to a specified stage of development of a given product, we have the right to elect not to participate in the further development and commercialization activities for such product. If we make such election, instead of participating in the U.S. profits and losses share with respect to such product, we are obligated to discuss future financial terms with AstraZeneca. If we are unable to agree on future financial terms within a short, defined period of time, we are entitled to receive tiered royalties at default rates set forth in the 2016 AZ Agreement, ranging from percentages in the mid-single digits to 20% on worldwide net sales of products, subject to certain reductions with an aggregate minimum floor. AstraZeneca has sole and exclusive responsibility for all ex-U.S. commercialization efforts. Unless we have elected to not to participate in further development (in which case royalties on ex-U.S. net sales will be at the default rates as described above, unless otherwise agreed by the parties), we are entitled to tiered royalties at rates ranging from 10% to 30% on ex-U.S. net sales of the products, subject to certain reductions with an aggregate minimum floor. Subject to customary “back-up” supply rights granted to AstraZeneca, we exclusively manufacture (or have manufactured) products for all development and commercialization purposes. We and AstraZeneca have agreed to certain defined exclusivity obligations with each other under the 2016 AZ Agreement with respect to the development and commercialization of mRNA medicines for IL-12.
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
2017 Strategic Alliance with AstraZeneca – Relaxin
In October 2017, we entered a new Collaboration and License Agreement, which we refer to as the 2017 AZ Agreement, under which AstraZeneca may clinically develop and commercialize a development candidate, now known as AZD7970, which is comprised of an mRNA construct for the relaxin protein designed by us and encapsulated in one of our proprietary lipid nonoparticles (LNP). We discovered and performed preclinical development activities for AZD7970 prior to the initiation of the strategic alliance with AstraZeneca under the 2017 AZ Agreement.
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

Combined 2018 AZ Agreements

We identified the following performance obligations in the Combined 2018 AZ Agreements: (i) a combined performance obligation that includes a research license, research and development pool services, and manufacturing obligations related to the 2013 AZ Agreements, as amended by the 2018 A&R Agreements, collectively referred to as the Combined 2018 AZ Agreement Performance Obligation, (ii) preclinical development services for IL-12, (iii) preclinical development services for an oncology development target, (iv) a combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12, and (v) a material right to receive development and commercialization rights and manufacturing services for an oncology development target.

We concluded that the research license is not distinct from the research and development pool services or the manufacturing obligations related to the 2018 A&R Agreements, as AstraZeneca cannot fully exploit the value of the research license without receipt of such services and supply. Our services and supply involve specialized expertise, particularly as it relates to mRNA technology that is not available in the marketplace. Any supply requested by AstraZeneca in excess of the minimum quantities specified in the agreement are considered customer options and treated as separate contracts for accounting purposes. Further, we concluded that AstraZeneca cannot exploit the value of the development and commercialization license for IL-12 without receipt of supply as the development and commercialization license does not convey to AstraZeneca the right to manufacture and therefore combined the development and commercialization license and the manufacturing obligations for IL-12 into one performance obligation.

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $400.0 million comprised of the $240.0 million in upfront payments pertaining to the 2013 AZ Agreements and $160.0 million of variable consideration comprised of $40.0 million of estimated reimbursement for IL-12 manufacturing obligations and $120.0 million of milestone payments ($60.0 million toxicity milestone and $60.0 million competition milestone), received prior to the adoption date of ASC 606. We utilize the most likely amount method to determine the amount of reimbursement for IL-12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL-12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We will re-evaluate the transaction price at the end of each reporting period. There was a $1.8 million increase to the transaction price resulting from a $1.0 million sublicense reimbursement received in the third quarter of 2019 and a change in estimate of variable consideration of $0.8 million during the year ended December 31, 2019.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. We developed the estimated standalone selling price for the licenses included in the Combined 2018 AZ Agreement Performance Obligation and the combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12 primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. We developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the performance obligation, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The estimated standalone selling price of the material right to receive development and commercialization rights and manufacturing services for an oncology development target was developed by estimating the amount of discount that AstraZeneca would receive when exercising the option and adjusting such amount by the likelihood that the option will be exercised.

As of December 31, 2019, the transaction price allocated to each performance obligation is as follows: (i) $293.2 million to the Combined 2018 AZ Agreement Performance Obligation, (ii) $8.1 million to the preclinical development services for IL-12 performance obligation, (iii) $8.1 million to the preclinical development services for an oncology development target performance obligation, (iv) $90.7 million to the combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12, and (v) $1.6 million to the material right to receive development and commercialization rights and manufacturing services for an oncology development target. As part of the allocation of the transaction price to each of the performance obligations, we concluded that the $60.0 million toxicity milestone and the estimated reimbursement for IL-12 manufacturing costs can be allocated entirely to specific performance obligations because the variable payment relates specifically to our effort to satisfy the performance obligation and such allocation is consistent with the allocation objectives of ASC 606.

We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the Combined 2018 AZ Agreement Performance Obligation and the preclinical development services for IL-12 and the other oncology target performance obligations. We recognize revenue related to the amounts allocated to the combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12 based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

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

For the years ended December 31, 2019, 2018 and 2017, we recognized collaboration revenue of $4.3 million, $45.4 million and $30.0 million respectively, from the Combined 2018 AZ Agreements. The revenue recognized for the year ended December 31, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the periods. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $110.4 million. $100.7 million is expected to be recognized as revenue through December 31, 2027 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement. We had deferred revenue of $73.7 million and $115.6 million as of December 31, 2019 and 2018, respectively, from the Combined 2018 AZ Agreements, which is classified as current or non-current in the consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

As of January 1, 2019, the date of initial adoption of ASC 606, the total transaction price was determined to be $55.1 million comprised of the $40.0 million in fixed payments pertaining to a $10.0 million option exercise fee and a $30.0 million milestone achieved prior to the adoption of ASC 606 and $15.1 million of variable consideration related to the estimated reimbursement for clinical supply. We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. There was a $2.8 million increase to the transaction price resulting from $2.3 million in sublicense reimbursements received in 2019, and a change in estimate of variable consideration of $0.5 million during the year ended December 31, 2019.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

Our collaboration revenue from the 2016 VEGF Exercise for the year ended December 31, 2019 was immaterial. We did not recognize any collaboration revenue from the 2016 VEGF Exercise for the years ended December 31, 2018 and 2017. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation that is unsatisfied is $53.7 million, which is expected to be recognized as revenue through December 31, 2023. We had deferred revenue of $41.2 million as of December 31, 2019 and 2018, respectively from the 2016 VEGF Exercise, which is classified as current or non-current in the consolidated balance sheets based on the period the control of the supply is expected to be transferred.

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

We recognized $0.6 million in revenue from the 2017 AZ Agreement for the year ended December 31, 2018. We did not recognize any revenue from the 2017 AZ Agreement for the years ended December 31, 2019 and 2017.

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

Pursuant to the 2015 Merck Agreement, Merck is primarily responsible for research, development, and commercialization activities and associated costs of such research and commercialization. We are responsible for designing and, at Merck's cost, manufacturing all mRNA constructs for preclinical and Phase 1 and Phase 2 clinical development purposes, and we are responsible for certain costs associated with the conduct of a Phase 1 clinical trial for a RSV vaccine product candidate (mRNA-1172). Responsibility for manufacturing mRNA constructs for late stage clinical development and commercialization purposes is to be determined.

The 2015 Merck Agreement includes a three-year period, expected to end on January 12, 2022, during which Merck may continue to preclinically and clinically develop RSV vaccine product candidates using mRNA constructs that were initially developed during an initial four-year research period which terminated in January 2019. Merck may, prior to January 12, 2022, elect to exclusively develop and commercialize up to five RSV vaccine product candidates.

We and Merck have agreed to certain defined exclusivity obligations during the term of the 2015 Merck Agreement with respect to mRNA investigational medicines against RSV. As part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to certain exceptions to the existing exclusivity obligations, pursuant to which we will no longer be restricted from researching, developing, and commercializing an mRNA investigational medicine for the prevention of a specific set of respiratory infections, including RSV, for the pediatric population.

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price of $65.0 million comprised the $60.0 million in aggregate upfront payments, including $50.0 million related to research and development funding plus a $10.0 million funding from the 2016 amendment of the 2015 Merck Agreement, and a $5.0 million payment pertaining to achievement of a development milestone during the year ended December 31, 2017, which had been allocated entirely to the satisfied performance obligation and recognized in full. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2019, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation. We determined that our obligation under the May 2019 amendment to reimburse Merck for certain costs associated with the RSV vaccine Phase 1 clinical trial represents consideration payable to a customer and is accounted for as a reduction of the transaction price. The consideration amount is determined based on the most likely method and recorded as contra-revenue as costs are incurred. The one-time payment upon election by Merck to continue developing RSV is fully constrained as it is contingent upon completion of the RSV Phase 1 clinical trial and upon decisions to be made by Merck to continue development thereafter. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. For the year ended December 31, 2019, there was a $5.3 million decrease to the transaction price related to reimbursements paid to Merck for RSV vaccine Phase I clinical trial costs.

We had recognized no collaboration revenue for the year ended December 31, 2019 from the Amended 2015 Merck Agreement. For the years ended December 31, 2018 and 2017, we recognized collaboration revenue of $24.6 million and $22.9 million, respectively, from the amended 2015 Merck Agreement. We had no deferred revenue as of December 31, 2019 and 2018, from the amended 2015 Merck Agreement as all performance obligations under the amended 2015 were completed as of December 31, 2018.

Additionally, we recognized contra-revenue of $4.8 million for the year ended December 31, 2019, related to consideration payable to Merck under the May 2019 Amendment, net of collaboration revenue earned pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply is recognized as collaboration revenue at a point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

2016 Cancer Vaccine Strategic Alliance-Personalized mRNA Cancer Vaccines

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

2018 Expansion of the Cancer Vaccine Strategic Alliance-Shared Neoepitope Cancer Vaccines

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

As of January 1, 2019, the date of initial application of ASC 606, the total transaction price was determined to be $213.0 million comprised of the $200.0 million upfront payment pertaining to the PCV Agreement and the premium associated with the contemporaneous sale of Series H redeemable convertible preferred stock of $13.0 million. We determined there are no components of variable consideration that should be included in the transaction price as of the date of initial application, as additional consideration to which we could be entitled is subject to Merck’s election to exercise a customer option that was deemed to be a marketing offer. We will re-evaluate the transaction price at the end of each reporting period. There were no changes to the transaction price during the year ended December 31, 2019.

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

As of December 31, 2019, the transaction price allocated to each performance obligation is as follows: (i) $206.3 million to the PCV Performance Obligation and (ii) $6.7 million allocated to the KRAS Performance Obligation. We will recognize revenue related to amounts allocated to the PCV Performance Obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of research and development efforts. We recognize revenue related to the amounts allocated to the KRAS Performance Obligation based on the point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

For the years ended December 31, 2019, 2018 and 2017, we recognized collaboration revenue of $41.4 million, $41.5 million and $40.0 million, respectively, in the consolidated statements of operations, from the Merck PCV/SAV Agreement. The revenue recognized during the year ended December 31, 2019 includes the amortization of deferred revenue due to the satisfaction of our performance during the periods. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $83.8 million, which is expected to be recognized as revenue through December 31, 2021. We had deferred revenue of $83.8 million and $111.3 million, as of December 30, 2019 and 2018, respectively, from the Merck PCV/SAV Agreement, which is classified as current or non-current in the consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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
Pursuant to the Vertex Agreement, we lead discovery efforts during an initial research period that currently extends until March 2020, leveraging our Platform technology and mRNA delivery expertise along with Vertex’s scientific experience in CF biology and the functional understanding of CFTR. Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Subject to customary “back-up” supply rights granted to Vertex, we exclusively manufacture (or have manufactured) mRNA for preclinical, clinical and commercialization purposes. The parties established a joint steering committee to oversee and coordinate activities under the Vertex Agreement. We and Vertex have granted each other certain licenses under the Vertex Agreement.
Under the terms of the Vertex Agreement, we received a $20.0 million upfront payment from Vertex. In July 2019, Vertex elected to extend the initial research period by six months by making a $2.0 million payment to us pursuant to the 2019 Vertex Amendment. Vertex has the right to extend the initial research period by an additional 18-month period by making an additional payment to us. Vertex has rights to further extend the research period for two additional one-year periods by making an additional payment to us for each one-year extension. We are eligible to receive up to $55.0 million in payments for achievement of development milestones, up to $220.0 million in payments for achievement of regulatory milestones and potentially could receive an additional $3.0 million milestone payment for achievement of a regulatory milestone for second and each subsequent product under the Vertex Agreement. Vertex will also pay us tiered royalties at rates ranging from the low- to high-teens on worldwide net sales of products arising from the strategic alliance, subject to certain reductions, with an aggregate minimum floor. In connection with the strategic alliance, Vertex also made a $20.0 million equity investment in us.
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
As of June 30, 2019, all performance obligations under the Vertex Agreement were completed. The 2019 Vertex Amendment represents a contract modification and is accounted for as a separate contract. Pursuant to the 2019 Vertex Amendment, we identified one performance obligation comprised of: (i) a research, development and commercialization license and (ii) research and development services, including manufacturing and supply of non-cGMP mRNA, during the extended six-month initial research period. We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) Vertex’s rights to extend the extended initial research period and (ii) clinical mRNA supply and/or non-cGMP mRNA supply beyond the extended initial research period. Therefore, such options will be accounted for as a separate contract upon the customer’s election. The total transaction price was determined to be $4.1 million, comprised of the $2.0 million upfront payment and $2.1 million in research and development funding related to the research and development services and supply of non-cGMP mRNA. We utilize the most likely amount method to determine the amount of research and development funding to be received. As of December 31, 2019, there were no milestones included in the transaction price. We will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There was a change in the estimation of variable consideration of $0.1 million associated with the 2019 Vertex Amendment during the year ended December 31, 2019.
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
For the years ended December 31, 2019, 2018 and 2017, we recognized collaboration revenue of $6.2 million, $10.4 million, and $9.1 million, respectively, in the consolidated statements of operations, from Vertex. The revenue recognized for the year ended December 31, 2019 includes the amortization of the deferred revenue due to the satisfaction of our performance during the periods. As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $1.6 million, which is expected to be recognized as revenue through the first quarter of 2020. We had deferred revenue of $0.8 million and $3.3 million as of December 31, 2019 and 2018, respectively, from the 2019 Vertex Amendment and the Vertex Agreement, classified as current in the consolidated balance sheets based on the term of the research period.
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
For the year ended December 31, 2017, we recognized collaboration revenue of $74.4 million from Alexion. We had no collaboration revenue for the years ended December 31, 2019 or 2018, from Alexion. We had no deferred revenue as of December 31, 2019 or 2018 from Alexion.

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
As of December 31, 2019, three of the four contract options had been exercised resulting in $117.3 million of available funding with an additional $8.5 million available if the final contract option is exercised. For the years ended December 31, 2019, 2018 and 2017, we recognized revenue of $7.6 million, $6.8 million and $20.1 million, respectively, relating to the BARDA Agreement.
The Bill & Melinda Gates Foundation
In January 2016, we entered a global health project framework agreement with the Gates Foundation to advance mRNA-based development projects for various infectious diseases. The Gates Foundation has committed up to $20.0 million in grant funding to support our initial project related to the evaluation of antibody combinations in a preclinical setting as well as the conduct of a first-in-

human Phase 1 clinical trial of a potential mRNA medicine to help prevent human immunodeficiency virus, or HIV, infections. Follow-on projects which could bring total potential funding under the framework agreement up to $100.0 million (including the HIV antibody project) to support the development of additional mRNA-based projects for various infectious diseases can be proposed and approved until the sixth anniversary of the framework agreement, subject to the terms of the framework agreement, including our obligation to grant to the Gates Foundation certain non-exclusive licenses. In March 2019, the Gates Foundation provided an additional funding commitment up to $1.1 million to support a follow-on project.
As of December 31, 2019, up to $21.1 million has been committed for funding with up to an additional $80.0 million available, if additional follow-on projects are approved. For the years ended December 31, 2019, 2018 and 2017, we recognized $3.4 million, $1.4 million, and $1.1 million, respectively, related to the Gates Foundation agreement. Deferred revenue of $1.5 million and $0.8 million was recorded as of December 31, 2019, and 2018, respectively, related to the Gates Foundation agreement.
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
As of December 31, 2019 and 2018, $19.7 million has been committed. We recognized $0.5 million, $3.5 million, $7.7 million, for the years ended December 31, 2019, 2018 and 2017, respectively, related to the DARPA agreement.

5. Financial Instruments
Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$225,874	$—	$—	$225,874	$225,874	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	82,028	79	(6)	82,101	10,002	69,197	2,902
U.S. treasury securities	117,891	260	(2)	118,149	—	110,186	7,963
Debt securities of U.S. government agencies and corporate entities	834,187	2,708	(32)	836,863	—	687,741	149,122
	$1,259,980	$3,047	$(40)	$1,262,987	$235,876	$867,124	$159,987

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$658,365	$20	$(21)	$658,364	$658,364	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	173,102	42	(36)	173,108	—	157,920	15,188
U.S. treasury securities	152,205	18	(48)	152,175	—	152,175	—
Debt securities of U.S. government agencies and corporate entities	712,065	40	(1,335)	710,770	—	552,968	157,802
	$1,695,737	$120	$(1,440)	$1,694,417	$658,364	$863,063	$172,990

The amortized cost and estimated fair value of marketable securities, by contractual maturity at December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$864,958	$867,124
Due after one year through five years	159,148	159,987
Total	$1,024,106	$1,027,111
	December 31, 2018
	Amortized Cost	Estimated Fair Value
Due in one year or less	$864,003	$863,063
Due after one year through five years	173,369	172,990
Total	$1,037,372	$1,036,053
At December 31, 2019, there were no available-for-sale securities in our total investment portfolio that were in a continuous unrealized loss position for more than 12 months. At December 31, 2018, we held 25 available-for-sale securities, or an estimated fair value of $82.8 million, out of our total investment portfolio that were in a continuous unrealized loss position for more than 12 months with a gross unrealized loss of $0.4 million. We concluded that the net declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2019, 2018. and 2017. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets, as of December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$8,475	$10,401
Tenant incentives receivables	4,093	10,089
Interest receivable on marketable securities	6,835	7,909
Prepaid expenses and other current assets	$19,403	$28,399

Property and Equipment, Net
Property and equipment, net as of December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
Building (1)	$—	$140,442
Laboratory equipment	108,257	96,907
Leasehold improvements (1)	152,426	13,741
Furniture, fixtures and other	3,316	2,122
Computer equipment and software	11,985	11,513
Internally developed software	7,020	7,020
Right-of-use asset, financing	9,853	—
Construction in progress	3,222	4,688
	296,079	276,433
Less: Accumulated depreciation	(94,584)	(64,456)
Property and equipment, net	$201,495	$211,977
_________
(1) Leasehold improvements related to our Moderna Technology Center manufacturing facility were previously capitalized as building under ASC 840 and are now included in leasehold improvements under ASC 842 (Note 2).

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $31.0 million, $24.9 million, $20.5 million, respectively.
Accrued Liabilities
Accrued liabilities, as of December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
In-licenses	$—	$22,000
Property and equipment	4,029	12,089
Compensation-related	27,428	23,406
External goods and services	36,195	21,578
Accrued liabilities	$67,652	$79,073

7. Leases
We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, which we recognize lease cost under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts, our Cambridge facility and our Moderna Technology Center, or MTC, located in Norwood.
Operating Leases

Cambridge facility
We occupy a multi-building campus in Technology Square in Cambridge, MA with a mix of offices and research laboratory space totaling approximately 200,000 square feet. Our Cambridge facility leases have expiry ranges from 2020 to 2029.
In August 2019, we entered into an amendment to our lease agreements to consolidate our Technology Square space in Cambridge, MA. This included entering into a forward-starting lease agreement starting in January 2020 to acquire approximately 50,000 square feet of additional space at 200 Technology Square including space previously occupied under a sublease which expired on December 31, 2019. We will also completely early-exit our leased space of approximately 60,000 square feet at 500 Technology Square by May 2020. In addition, our current 200 Technology Square lease has been extended for two years to 2029. The amendment provides an additional aggregated tenant improvement allowance of $3.5 million for the design and construction of improvements at 200 Technology Square.
In May 2016, we entered into a lease agreement for 124,760 square feet of office and laboratory space at 200 Technology Square in Cambridge, Massachusetts. The lease commenced on September 1, 2016, with the base rent subject to increases over an 11-year term. We have occupied the premises in six phases from September 2016 to January 2020. We have the option to extend the lease term for two extension periods of five years each, at market-based rates. In addition to rent payments, the lease also provides that we pay our proportionate share of operating expenses and taxes during the term of the lease. As the amount of square footage that we lease increases over the term of the lease, we have recognized each phase’s total rent payments on a straight-line basis over the respective lease term. The lease provides us with an initial tenant allowance of $10.00 per square foot against which costs incurred are capitalized as leasehold improvements. We have provided a security deposit of $1.9 million, that is classified as non-current restricted cash in the consolidated balance sheet. As we occupy additional space through the six phases of occupancy, the security deposit will increase to $2.2 million. In December 2018, in relation to the expansion of space from the agreement entered in May 2016, we entered into sublease agreements for 34,268 square feet to expand our office and laboratory space at 200 Technology Square.
In August 2015, we entered into a facility lease agreement for 61,618 square feet of office and laboratory space at 500 Technology Square. The lease commenced in April 2016, with rental fees beginning at a rate of $3.9 million per annum and escalating over the six-year term of the lease. The lease provides a $3.1 million tenant improvement allowance against which costs incurred are capitalized as leasehold improvements. The lease also provides that we pay our proportionate share of operating expenses and taxes during the term of the lease. We have provided a security deposit of $1.0 million, that is classified as current restricted cash in the consolidated balance sheet as of December 31, 2019.
Moderna Technology Center North (MTC North)
In February 2019, we entered into a new lease agreement for office and laboratory space of approximately 200,000 square feet, MTC North, located in Norwood, MA. The lease commenced in the second quarter of 2019 and had an initial expiration date of 2031. We have the option to extend the lease for up to four additional five-year terms. Contemporaneously, we entered into an agreement to sublease approximately 64 percent of the leased space to a third party. We have no rent obligations to the landlord for the space occupied by the third party. All sublease payments from the third party are paid directly to the landlord. The sublease can expire between May 2020 and February 2021 at the third party’s option.
In April 2017, we entered into a lease agreement for land adjacent to our MTC manufacturing facility (see MTC South below). We determined, for accounting purposes, this land lease should be accounted for separately from the lease entered in August 2016 relating to the building. The lease commenced in April 2017, with rental fees beginning at a rate of $0.3 million per annum and escalating over the thirty-five-year term of the lease.
We record operating lease cost for each of our operating leases on a straight-line basis from lease commencement date through the end of the lease term. Operating lease cost is recorded to operating expenses in our consolidated statements of operations.
Finance Leases
Moderna Technology Center manufacturing facility (MTC South)
In August 2016, we entered into a lease agreement for approximately 200,000 square feet of office, laboratory, and light manufacturing space, MTC South, in Norwood, MA. The lease commencement date for accounting purposes was October 1, 2016. In connection with this lease, the landlord provided a tenant improvement allowance of approximately $24.2 million for costs associated with the design, engineering, and construction of tenant improvements for the building. The lease will expire in September 2032. We have the option to extend the term for two extension periods of ten years each at market-based rents. The base rent is subject to increases over the term of the lease. We have provided a security deposit of $8.9 million that is classified as non-current restricted cash in the consolidated balance sheets as of December 31, 2019.
Pursuant to ASC 842, the MTC South lease is bifurcated into a building lease and a land lease using an estimated incremental borrowing rate as of the lease commencement date. The building lease is classified as a financing lease and the land lease is classified as an operating lease. For accounting purposes, the lease term is determined to be 35 years, which is the non-cancelable period of the lease and includes the optional extension periods as we are reasonably certain that we will exercise the options to extend the lease term. Upon the adoption of ASC 842 at January 1, 2019, we derecognized the assets and liabilities recorded as a result of historical build-to-suit accounting under ASC 840 and recorded financing lease liabilities and financing right-of-use asset associated with the building lease. The financing right-of-use asset is amortized on a straight-line basis to depreciation expense over the remaining lease term. We record interest expense related to the financing lease liabilities in the consolidated statements of operations.
Prior to the adoption of ASC 842, for accounting purposes, we were deemed to be the owner of the building during the construction period as we were involved in the construction project, including having responsibilities for cost overruns for planned tenant improvements that did not qualify as normal tenant improvements under the lease accounting guidance. During the construction period, we capitalized the fair value of the building as of lease commencement along with a corresponding lease financing obligation. We also capitalized project construction costs incurred by us as an asset. Property and equipment, net included $86.4 million and $75.0 million as of December 31, 2018 and 2017, respectively, related to construction in process costs for the building. We completed construction of the building and started our MTC South operation in July 2018. During the third and fourth quarters of 2018, we transferred $161.6 million of construction in process to property and equipment, including the building of $140.4 million. Certain manufacturing equipment and processes were still in progress which have been completed during 2019. The carrying value of the lease financing obligation related to the building, was $33.5 million and $15.7 million, as of December 31, 2018 and 2017, respectively. We recorded $10.5 million and $14.5 million in accrued liabilities in the consolidated balance sheets related to our MTC South property and equipment as of December 31, 2018 and 2017, respectively. During the construction period, we bifurcated our future lease payments pursuant to the lease into: (i) a portion that is allocated to the building; and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. The fair value of the building and the land were estimated by us with the assistance of a third-party valuation expert and giving consideration to comparable properties. Although we did not begin making lease payments pursuant to the lease until October 2017, the portion of the lease obligation allocated to the land was treated for accounting purposes as an operating lease commencing on October 1, 2016. Upon completion of the construction of the building, we evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, we depreciated the building and incurred interest expense related to the lease financing obligation recorded in our balance sheet. The portion of the lease obligation allocated to land was treated as an operating lease.
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2019 and January 1, 2019 (the date of adoption of ASC 842) were as follows (in thousands):

	December 31,	January 1,
	2019	2019
Assets:
Right-of-use assets, operating, net (1) (2)	$86,414	$63,334
Right-of-use assets, financing, net (3) (4)	9,544	9,853
Total	$95,958	$73,187

Liabilities:
Current:
Operating lease liabilities(5)	$3,584	$6,455
Non-current:
Operating lease liabilities, non-current	93,675	64,250
Financing lease liabilities, non-current	38,689	37,718
Total non-current lease liabilities	132,364	101,968
Total	$135,948	$108,423
_______
(1) At December 31, 2019, these assets are real estate related assets, which include land, office and laboratory spaces.
(2) Net of accumulated depreciation.
(3) At December 31, 2019, these assets are real estate assets related to the MTC South lease.
(4) Included in property and equipment in the consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the consolidated balance sheets.

The components of the lease costs for the year ended December 31, 2019 were as follows (in thousands):

December 31,
2019
Operating lease costs	$17,015
Financing lease costs:
Amortization of right-of-use assets, financing leases	309
Interest expense for financing lease liabilities	6,557
Total financing lease costs	$6,866
Variable lease costs	4,399

Total rent expense for the years ended December 31, 2018 and 2017 was $19.1 million and $18.6 million, respectively.

Supplemental cash flow information relating to our leases for the year ended December 31, 2019 was as follows (in thousands):

December 31,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(16,121)
Operating cash flows used in financing leases	(5,585)
Financing cash flows provided by financing leases	971

Operating lease non-cash items:
Right-of-use assets reduced through lease modifications and reassessments	2,717
Right-of-use assets obtained in exchange for operating lease liabilities	34,014

Weighted average remaining lease terms and discount rates as of December 31, 2019 were as follows:

December 31,
2019
Remaining lease term:
Operating leases	12 years
Finance leases	33 years
Discount rate:
Operating leases	9.7%
Finance leases	17.2%

Future minimum lease payments under non-cancelable lease agreements as of December 31, 2019, were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Financing Leases (1)
2020	$12,563	$5,738
2021	13,814	5,894
2022	14,120	6,054
2023	14,365	6,219
2024	14,708	6,387
Thereafter	103,439	264,156
Total minimum lease payments	173,009	294,448
Less amounts representing interest or imputed interest	(75,750)	(255,759)	(2)
Present value of lease liabilities	$97,259	$38,689
______
(1) Include the optional extensions in the MTC South lease term which represent a total of $10.3 million and $208.5 million un-discounted future lease payments in operating leases and financing leases, respectively.
(2) Based on an imputed interest rate of 17.2%.

Prior to adoption of ASC 842, future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2018, which were undiscounted and excluded non-lease components, were as follows (in thousands):

Fiscal Year	Minimum Lease Payments
2019	$20,027
2020	20,404
2021	20,937
2022	20,208
2023	17,235
Thereafter	112,958
Total	$211,769
______
(1) The amounts in the table above do not include any optional extensions in our lease terms.

8. Commitments and Contingencies
Strategic Collaborations
Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million as of December 31, 2019 and 2018 (Note 3).

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
Through December 31, 2019 and 2018, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Purchase Commitments and Purchase Orders
As of December 31, 2019, we had $4.5 million of non-cancelable purchase commitments for clinical services which are expected to be paid from 2020 to 2023.
In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At December 31, 2019, we had cancelable open purchase orders of $105.9 million in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2019, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.
Licenses to Patented Technology
On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc. to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. We concluded the assets acquired in connection with the sublicense agreements should be accounted for as an asset acquisition of in-process research and development. Accordingly, all payments to be made that meet the characteristics of research and development expenses with no alternative future use will be expensed in the period in which they are incurred. As such, the sublicense payments were expensed as they incurred. Additionally, the development and regulatory milestone payments, up to $1.5 million for therapeutic and prophylactic products and up to $0.5 million for diagnostic products will be recognized as a cost of the asset acquired upon resolution of the associated contingency and will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. Conversely, commercial milestone payments, up to $24.0 million for therapeutic and prophylactic products will be accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. In conjunction with the agreements entered in 2017, we recognized expense of $22.0 million and $53.3 million, and paid consideration of $25.0 million and $28.3 million in 2018 and 2017, respectively. In 2019, we paid consideration of $22.0 million, which was previously accrued as of December 31, 2018.
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
On December 11, 2018, we completed our IPO, whereby we sold 26,275,993 shares of common stock at a price of $23.00 per share. The aggregate net proceeds received by us from the IPO were $563.0 million, net of underwriting discounts and commissions of $33.2 million and offering expenses of $8.1 million payable by us. Upon the closing of the IPO, all of the outstanding shares of our redeemable convertible preferred stock were converted into 236,012,913 shares of the common stock. As of December 31, 2019 and 2018, we did not have any convertible preferred stock issued or outstanding.
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
In February 2018 and May 2018, we completed additional preferred stock financings which resulted in the issuance of 55,666,004 shares of Series G redeemable convertible preferred stock and 5,000,000 shares of Series H redeemable convertible preferred stock, respectively. Series G redeemable convertible preferred stock was issued at a purchase price of $10.06 per share for gross proceeds of $560.0 million, less issuance costs of $10.5 million. Series H redeemable convertible preferred stock was issued at a purchase price of $25.00 per share for gross proceeds of $112.0 million, less issuance costs of $0.4 million. The Series H preferred stock is not convertible at the option of the holder until after February 7, 2020, after which, it will be convertible into common stock on a one-for-1.14 basis because the applicable original issuance price for such series is $25.00 and the initial applicable conversion price is $21.93 (adjusted for the reverse stock split). The initial carrying amount of the Series H redeemable convertible preferred stock was recorded at its fair value of $22.39 per share, which we determined based in part on an independent third-party valuation contemporaneously performed. The difference between the purchase price and the fair value of Series H redeemable convertible preferred stock was determined to be the premium associated with the Merck PCV/SAV Agreement entered in conjunction with the Series H issuance and recorded to deferred revenue of $13.0 million (Note 3).
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
The following table summarizes the activity for each series of our outstanding redeemable convertible preferred stock for the year ended December 31, 2018 (in thousands, except share data):

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

As it relates to the payment upon the occurrence of a contingent event, we evaluated the redeemable convertible preferred stock in accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and determined that the payment of liquidation amounts due upon the occurrence of a contingent event was not solely within our control and accordingly the redeemable convertible preferred stock was classified in temporary equity in the consolidated balance sheet. As it relates to the accretion to redemption value, the redeemable convertible preferred stock was not then redeemable, nor was it probable that the instrument would become redeemable, as it was only redeemable upon the occurrence of a contingent event. Accordingly, no accretion was recognized for the redeemable convertible preferred stock and it would not have been accreted until it was probable that the shares would become redeemable. At December 31, 2017, the occurrence of the contingent events was not considered probable.
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
As of December 31, 2019, we had a total of 64.9 million shares reserved for future issuance under our Equity Plans, of which 46.8 million shares were reserved for equity awards previously granted, and 18.1 million shares were available for future grants under the 2018 Equity Plan. No additional awards will be granted under the 2016 Equity Plan as it was replaced by the 2018 Equity Plan.

Options
We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity as of December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2018	50,821,132	12.16	6.59	7.1 years	220,434
Granted	7,354,268	19.58	11.35
Exercised	(6,945,306)	6.86	4.47
Canceled/forfeited	(5,693,179)	15.17	8.67
Outstanding at December 31, 2019	45,536,915	13.82	7.35	7.2 years	286,310
Exercisable at December 31, 2019	22,872,221	10.13	4.86	5.9 years	216,241
Expected to vest at December 31, 2019	22,664,694	17.54	9.86	8.6 years	70,069
_______

(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of December 31, 2019.
The total intrinsic value of options exercised was $75.6 million, $5.3 million and less than $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total consideration recorded as a result of stock option exercises was approximately $47.2 million for the year ended December 31, 2019.
Restricted Common Stock
We have granted restricted stock awards generally through the 2016 Equity Plan. The following table summarizes our restricted stock activity during the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Price per Share
Outstanding, non-vested at December 31, 2018	198,597	$12.15
Issued	—	—
Vested	(162,717)	12.15
Canceled/forfeited	(35,880)	12.15
Outstanding, non-vested at December 31, 2019	—	—
The aggregate fair value of restricted stock awards vested during the years ended December 31, 2019, 2018 and 2017, were $2.3 million, $11.9 million, $21.1 million, respectively.
Restricted Common Stock Units
We have granted restricted stock awards generally through the 2016 Equity Plan. The following table summarizes our restricted stock unit activity during the year ended December 31, 2019:

	Number of Units	Weighted Average Grant Date Price per Unit
Outstanding, non-vested at December 31, 2018	458,715	$11.93
Issued	1,283,662	19.12
Vested	(57,344)	11.93
Canceled/forfeited	(106,413)	20.25
Vested in prior year and settled during the period	(401,371)	11.93
Outstanding, non-vested at December 31, 2019	1,177,249	19.01

2018 Employee Stock Purchase Plan

In November 2018, we adopted the 2018 Employee Stock Purchase Plan (the ESPP), which became effective on December 5, 2018. The ESPP initially reserves and authorizes the issuance of up to a total of 810,000 shares of common stock to participating employees. We will make one or more offerings, consisting of one or more purchase periods, each year to our employees to purchase shares under the ESPP. Offerings will usually begin every six months and will continue for six-month periods, referred to as offering periods. The purchase price at which shares are sold under the ESPP will be equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were 171,343 shares of common stock sold at an average price of $16.87 per share under the ESPP during the year ended December 31, 2019. As of December 31, 2019, 0.6 million shares were available for future issuance under the ESPP.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans and share purchases under our ESPP is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted and ESPP for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Weighted Average
	Years Ended December 31,
	2019	2018	2017
Options:
Risk-free interest rate	2.29%	2.76%	2.02%
Expected term	6.07 years	6.27 years	6.21 years
Expected volatility	61%	63%	63%
Expected dividends	—%	—%	—%
Weighted average fair value per share	$11.35	$9.33	$7.96

ESPP:
Risk-free interest rate	1.95%	*	*
Expected term	0.50 years	*	*
Expected volatility	53%	*	*
Expected dividends	—%	*	*
Weighted average fair value per share	$5.98	*	*
_________
* - Not applicable

Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Options	$74,780	$63,288	$31,724
Restricted common stock and units	5,125	9,277	8,331
Employee stock purchase plan	1,217	—	—
Total	$81,122	$72,565	$40,055
Research and development	$48,259	$37,659	$21,679
General and administrative	32,863	34,906	18,376
Total	$81,122	$72,565	$40,055
For the years ended December 31, 2019, 2018 and 2017, we recognized stock-based compensation expense of $9.8 million, $10.6 million and $0.8 million, respectively, related to performance-based awards, including awards with vesting or commencement contingent upon the IPO, for which achievement of such performance-based condition was deemed probable. Stock-based compensation expenses related to non-employee awards were immaterial for the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, there were $194.8 million of total unrecognized compensation cost related to non-vested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 3.1 years at December 31, 2019.

11. Employee Benefit Plan
We provide a retirement savings option to our eligible U.S. employees through the Moderna, Inc. 401(k) Plan (the 401(k) Plan), subject to certain limitations. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. We match 50% up to the first 6% contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $4.2 million, $2.1 million, $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Income Taxes
Loss before (benefit from) provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(508,595)	$(380,473)	$(247,784)
Foreign	(6,121)	(3,935)	(8,212)
Loss before (benefit from) provision for income taxes	$(514,716)	$(384,408)	$(255,996)
The (benefit from) provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consist of the following components (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$(26)	$(252)
State	505	352	172
Total current	505	326	(80)
Deferred:
Federal	(1,200)	—	—
Total deferred	(1,200)	—	—
Total (benefit from) provision for income taxes	$(695)	$326	$(80)

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Tax effected at statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	7.9%	6.3%	8.5%
Non-deductible items	1.6%	0.0%	(1.3)%
Change in valuation allowance	(33.0)%	(28.5)%	(20.4)%
Federal research and development credits	2.5%	1.5%	4.8%
Foreign tax rate differential	(0.2)%	(0.2)%	(1.1)%
Impact of federal rate change on net deferred taxes	0.0%	0.0%	(25.0)%
Other	0.2%	(0.2)%	0.5%
Effective tax rate	0.0%	(0.1)%	0.0%
The significant components of our deferred tax assets and tax liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$268,173	$114,932
Stock-based compensation	43,978	33,138
Capitalized licenses, R&D and start-up costs	19,891	22,143
Tax credit carry-forwards	77,222	53,617
Accrued expenses	7,377	16,443
Deferred revenue	53,475	71,209
Operating lease liabilities	26,571	—
Lease financing obligation	10,570	9,149
Other	11	2,870
Total gross deferred tax assets	507,268	323,501
Less: valuation allowance	(470,753)	(308,273)
Total deferred tax assets, net of valuation allowance	36,515	15,228
Deferred tax liabilities:
Financing right-of-use assets	(2,612)	—
Operating right-of-use assets	(24,944)	—
Fixed assets	(8,959)	(15,228)
Total deferred tax liabilities	(36,515)	(15,228)
Net deferred tax assets	$—	$—
We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, including our history of losses and in accordance with the applicable accounting standards, has fully reserved the net deferred tax asset. We concluded that realization of our net deferred tax assets is not more-likely-than-not to be realized. The valuation allowance increased by $162.5 million in the year ended December 31, 2019, primarily due to the increase in net operating loss carry-forwards, research and development tax credits, and stock-based compensation.
At December 31, 2019, we had approximately $981.8 million and $978.8 million of federal and state net operating loss carry-forwards, respectively, of which $380.1 million of federal and $978.8 million of state loss carry-forwards begin to expire in 2030. Additionally, $601.7 million of federal net operating loss carry-forward will carry forward indefinitely. At December 31, 2019 we also had federal and state research and development credit carry-forwards of approximately $45.6 million and $23.9 million, which begin to expire in 2030 and 2029, respectively. At December 31, 2019, we also had federal orphan drug and state investment tax credit carry-forwards of approximately $1.5 million and $5.9 million which begin to expire in 2039 and 2020, respectively.
Upon adoption of ASC 606 (Note 2), we recorded a cumulative-effect adjustment of $28.0 million to the opening balance of accumulated deficit as of January 1, 2019 with a decrease in deferred revenue of $30.7 million and a decrease in accounts receivable of $2.7 million. As a result of the cumulative decrease in deferred revenue, our corresponding deferred tax asset decreased by $8.4 million, which was offset by a corresponding decrease to our valuation allowance.

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

We recognize, in our financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits during the years ended December 31, 2019 and 2018 are as follows (in thousands):

Balance as of December 31, 2017	$940
Decrease due to prior positions	(799)
Increase due to current year tax position	—
Balance as of December 31, 2018	141
Decrease due to prior positions	—
Increase due to current year tax positions	—
Balance as of December 31, 2019	$141
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

13. Net Loss per Share
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017 are calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(514,021)	$(384,734)	$(255,916)
Premium paid on repurchase of redeemable convertible preferred stock	—	(4,127)	—
Cumulative dividends on redeemable convertible preferred stock	—	(12,996)	(13,925)
Net loss attributable to common stockholders	$(514,021)	$(401,857)	$(269,841)
Denominator:
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	330,802,136	81,114,183	64,497,544
Net loss per share attributable to common stockholders, basic and diluted	$(1.55)	$(4.95)	$(4.18)
The following common stock equivalents, presented based on amounts outstanding as of December 31, 2019, 2018 and 2017 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	December 31,
	2019	2018	2017
Redeemable convertible preferred stock	—	—	205,151,299
Stock options	45,536,915	50,821,132	33,684,134
Restricted common stock	—	198,597	1,081,205
Restricted common stock units	1,177,249	458,715	458,715
	46,714,164	51,478,444	240,375,353

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

Other Transactions
The following is a description of additional transactions we have engaged in for the years ended December 31, 2019, 2018 and 2017, with our related parties.
One of our former board members served as Senior Counsel at Covington & Burling LLP (Covington). We paid Covington approximately $0.1 million, $0.2 million and $0.2 million for legal services for the year ended December 31, 2019, 2018 and 2017, respectively. We had no outstanding accounts payable balances to Covington at December 31, 2019 and 2018.
AstraZeneca is considered to be a related party due to its equity ownership in us. We have also entered into strategic alliances with AstraZeneca. For the years ended December 31, 2019, 2018 and 2017, we received payments of $7.9 million, $34.0 million and $1.1 million, respectively. At December 31, 2019 and 2018, our outstanding accounts receivable balances from AstraZeneca were $0.3 million and $0.9 million, respectively. Refer to Note 3 for a discussion of the strategic alliances and related transaction.

15. Selected Quarterly Financial Data (Unaudited)

The following tables provide the unaudited selected quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data). We believe that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	2019
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter
Total revenue	$16,025	$13,083	$17,046	$14,055
Total operating expenses	157,665	156,792	146,861	144,611
Loss from operations	(141,640)	(143,709)	(129,815)	(130,556)
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.41)	$(0.37)	$(0.37)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$29,039	$28,851	$41,757	$35,421
Total operating expenses	106,441	125,866	127,575	188,452
Loss from operations	(77,402)	(97,015)	(85,818)	(153,031)
Net loss per share attributable to common stockholders - basic and diluted	$(1.16)	$(1.43)	$(1.32)	$(1.14)
_______
(1) As a result of our adoption of ASC 842 as of January 1, 2019 (Note 2), quarterly amounts presented in our prior Forms 10-Q were revised. Total operating expenses and Loss from operations were both adjusted by $0.2 million, $0.2 million and $1.0 million, for the first, second and third quarters of 2019, respectively.

16. Subsequent Event

On February 14, 2020, we sold 26,315,790 shares of common stock at a price of $19.00 per share through a public equity offering. The aggregate net proceeds from the offering were approximately $478.1 million, net of underwriting discounts, commissions and estimated offering expenses. In addition, the underwriters have exercised their option to purchase an additional 3,947,368 shares of common stock at the public offering price less the underwriting discount, resulting in additional net proceeds of $71.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Moderna, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Moderna, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (3)
3.2	Amended and Restated By-laws of the Registrant. (3)
4.1	Specimen Common Stock Certificate. (1)
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2018. (1)
4.3	Description of Capital Stock
10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder. (1)
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder. (1)
10.3#	Form of Indemnification Agreement between the Registrant and each of its directors. (1)
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
10.9
Lease Agreement, by and between Moderna Therapeutics, Inc. and ARE-Tech Square, LLC, dated as of May 26, 2016, as amended by Amendment No. 1 dated as of August 31, 2016, Amendment No. 2 dated as of December 31, 2016, Amendment No. 3 dated as of April 24, 2017, Amendment No. 4 dated as of April 13, 2018. (1)

10.10	Fifth Amendment to Lease Agreement, by and between ModernaTX, Inc. and ARE-Tech Square, LLC, dated as of August 28, 2019. (4)
10.11
Net Lease by and between Moderna Therapeutics, Inc. and Campanelli-TriGate Norwood Upland, LLC, dated as of August 29, 2016, as amended by Amendment No. 1 dated as of April 10, 2017 and Amendment No. 2 dated as of March 16, 2018. (1)

10.12#	Amended and Restated Executive Severance Plan and Form of Participation Letter, as amended on November 4, 2018. (1)
10.13#	Offer Letter by and between the Company and Stéphane Bancel, dated as of February 23, 2011. (1)
10.14#	Offer Letter by and between the Company and Stephen Hoge, dated as of November 16, 2012. (1)
10.15#	Offer Letter by and between the Company and Lorence Kim, dated as of February 20, 2014. (1)
10.16#	Letter Agreement by and between the Company and Stéphane Bancel, dated as of June 13, 2018, as amended by Amendment No. 1 dated as of November 4, 2018. (1)
10.17#	Letter Agreement by and between the Company and Stephen Hoge, dated as of October 17, 2017. (1)
10.18#	Senior Executive Cash Incentive Bonus Plan. (1)
10.19#	Non-Employee Director Compensation Policy. (5)
10.20#	Form of Indemnification Agreement between the Registrant and each of its officers. (1)
10.21#	2018 Employee Stock Purchase Plan. (1)
10.22#	Form of Non-Plan Restricted Stock Award Agreement. (2)
10.23#	Form of Non-Plan Non-Qualified Stock Option Agreement. (2)

10.24#	Strategic Advisor & Transition Agreement by and between ModernaTX, Inc. and John Mendlein, dated as of January 17, 2019. (6)
10.25#	Offer Letter by and between the Company and Tal Zaks, dated as of February 17, 2015.
10.26#	Offer Letter by and between the Company and Juan Andres, dated as of March 16, 2017.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 9, 2018.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 28, 2018.
(3)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on December 14, 2018.
(4)	Incorporated by reference to the Current Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on November 6, 2019.
(5)	Incorporated by reference to the Current Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on May 9, 2019.
(6)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-38753) filed with the Securities and Exchange Commission on March 13, 2019.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
February 27, 2020
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

Signature	Title	Date

/s/ Stéphane Bancel	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Stéphane Bancel

/s/ Lorence Kim, M.D.	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Lorence Kim, M.D.

/s/ Jennifer Lee	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Jennifer Lee

/s/ Noubar B. Afeyan, Ph.D.	Chairman and Director	February 27, 2020
Noubar B. Afeyan, Ph.D.

/s/ Stephen Berenson	Director	February 27, 2020
Stephen Berenson

/s/ Robert Langer, Sc.D.	Director	February 27, 2020
Robert Langer, Sc.D.

/s/ Elizabeth Nabel, M.D.	Director	February 27, 2020
Elizabeth Nabel, M.D.

/s/ Francois Nader, M.D.	Director	February 27, 2020
Francois Nader, M.D.

/s/ Israel Ruiz	Director	February 27, 2020
Israel Ruiz

/s/ Paul Sagan	Director	February 27, 2020
Paul Sagan

/s/ Moncef Slaoui, Ph.D.	Director	February 27, 2020
Moncef Slaoui, Ph.D.