Form 10-Q
period 2020-03-31
Moderna, Inc.
filed 2020-05-07
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 30, 2020, there were 371,223,865 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

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

•	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

•	our activities with respect to mRNA-1273, our investigational vaccine against the novel coronavirus;

•	our anticipated next steps for our development candidates and investigational medicines;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$391,720	$235,876
Investments	825,981	867,124
Accounts receivable	5,617	5,032
Accounts receivable from related party	1,683	337
Prepaid expenses and other current assets	23,903	19,403
Restricted cash	1,032	1,032
Total current assets	1,249,936	1,128,804
Investments, non-current	502,479	159,987
Property and equipment, net	202,066	201,495
Right-of-use assets, operating leases	100,533	86,414
Restricted cash, non-current	10,791	10,791
Other non-current assets	1,736	1,931
Total assets	$2,067,541	$1,589,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,034	$7,090
Accrued liabilities	55,020	67,652
Deferred revenue	58,842	63,310
Other current liabilities	9,686	5,063
Total current liabilities	134,582	143,115
Deferred revenue, non-current	142,989	138,995
Operating lease obligation, non-current	108,919	93,675
Financing lease liabilities, non-current	38,930	38,689
Other non-current liabilities	1,247	138
Total liabilities	426,667	414,612
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 370,102,805 and 336,536,985 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	37	34
Additional paid-in capital	3,267,648	2,669,426
Accumulated other comprehensive (loss) income	(6,127)	1,804
Accumulated deficit	(1,620,684)	(1,496,454)
Total stockholders’ equity	1,640,874	1,174,810
Total liabilities and stockholders’ equity	$2,067,541	$1,589,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019 (1)
Revenue:
Collaboration revenue	$3,187	$13,301
Collaboration revenue from related party	1,270	814
Grant revenue	3,932	1,910
Total revenue	8,389	16,025
Operating expenses:
Research and development	115,137	130,413
General and administrative	24,114	27,253
Total operating expenses	139,251	157,666
Loss from operations	(130,862)	(141,641)
Interest income	7,852	10,972
Other expense, net	(1,154)	(1,931)
Loss before income taxes	(124,164)	(132,600)
Provision for (benefit from) income taxes	66	(24)
Net loss	$(124,230)	$(132,576)
Net loss per share, basic and diluted	$(0.35)	$(0.40)
Weighted average common shares used in net loss per share, basic and diluted	353,105,021	328,809,986
________
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019 (1)
Net loss	$(124,230)	$(132,576)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax of $0 and $540, respectively	(7,610)	1,908
Less: amounts recognized for net realized (gain) loss included in net loss	(321)	3
Total other comprehensive (loss) income	(7,931)	1,911
Comprehensive loss	$(132,161)	$(130,665)
______
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited, in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	336,536,985	$34	$2,669,426	$1,804	$(1,496,454)	$1,174,810
Proceeds from public offering of common stock, net of issuance costs of $1,108	30,263,158	3	549,452	—	—	549,455
Vesting of restricted common stock units	113,991	—	—	—	—	—
Exercise of options to purchase common stock, net	3,188,671	—	28,357	—	—	28,357
Stock-based compensation	—	—	20,413	—	—	20,413
Unrealized loss on marketable securities	—	—	—	(7,931)	—	(7,931)
Net loss	—	—	—	—	(124,230)	(124,230)
Balance at March 31, 2020	370,102,805	$37	$3,267,648	$(6,127)	$(1,620,684)	$1,640,874

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit (1)	Total Stockholders’ Equity (1)
	Shares	Amount

Balance at December 31, 2018	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Vesting of restricted common stock	48,911	—	—	—	—	—
Exercise of options to purchase common stock, net	5,525	—	57	—	—	57
Transition adjustment from adoption of ASC 606	—	—	—	—	27,984	27,984
Transition adjustment from adoption of ASC 842	—	—	—	—	(3,789)	(3,789)
Stock-based compensation	—	—	18,497	—	—	18,497
Unrealized gain on marketable securities	—	—	—	1,911	—	1,911
Net loss	—	—	—	—	(132,576)	(132,576)
Balance at March 31, 2019	328,853,340	$33	$2,556,709	$591	$(1,115,008)	$1,442,325
_______
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019 (1)
Operating activities
Net loss	$(124,230)	$(132,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,413	18,497
Depreciation and amortization	7,449	7,316
Amortization/accretion of investments	515	(1,005)
Loss on disposal of property and equipment	137	19
Changes in assets and liabilities:
Accounts receivable	(585)	6,040
Accounts receivable from related party	(1,346)	(66)
Prepaid expenses and other assets	(4,305)	3,354
Right-of-use assets, operating leases	(14,119)	1,620
Accounts payable	2,331	1,731
Accrued liabilities	(12,953)	(32,557)
Deferred revenue	(474)	(15,604)
Operating lease liabilities	15,244	(1,848)
Other liabilities	5,732	811
Net cash used in operating activities	(106,191)	(144,268)
Investing activities
Purchases of marketable securities	(621,257)	(429,517)
Proceeds from maturities of marketable securities	269,733	403,940
Proceeds from sales of marketable securities	41,729	21,413
Purchases of property and equipment	(6,223)	(7,595)
Net cash used in investing activities	(316,018)	(11,759)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	549,455	—
Proceeds from issuance of common stock through equity plans, net	28,357	57
Charges to financing lease obligation	241	236
Net cash provided by financing activities	578,053	293
Net increase (decrease) in cash, cash equivalents and restricted cash	155,844	(155,734)
Cash, cash equivalents and restricted cash, beginning of year	247,699	670,491
Cash, cash equivalents and restricted cash, end of period	$403,543	$514,757
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,610	$14,127
______
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business

Moderna, Inc. (collectively, with its consolidated subsidiaries, any of Moderna, we, us, or the Company) was incorporated in Delaware on July 22, 2016. We are the successor in interest to Moderna LLC, a limited liability company formed under the laws of the State of Delaware in 2013. Our principal executive office is located at 200 Technology Square, Cambridge, MA.

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

Since inception, we have incurred significant net losses. As of March 31, 2020, we had an accumulated deficit of $1.62 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our platform research, drug discovery and clinical development, infrastructure and Research Engine and Early Development Engine, digital infrastructure, creation of a portfolio of intellectual property, expansion into global markets, and administrative support.

We do not expect to generate significant revenue from sales of potential mRNA medicines unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our investigational medicines. If we seek to obtain regulatory approval for any of our investigational medicines, we expect to incur significant commercialization expenses. Our investigational vaccine against the novel coronavirus (mRNA-1273), which is currently in clinical trials, has been developed rapidly to respond to the global pandemic. We are expending significant efforts to further the rapid development of this potential vaccine and expect to continue to do so over the next 12 months. These efforts will require the expenditure of significant additional funds and the establishment of significant additional worldwide infrastructure and partnerships.

As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from potential mRNA medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs. We believe that our cash, cash equivalents, and investments as of March 31, 2020 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our medicines, including mRNA-1273, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

2. Summary of Basis of Presentation and Recent Accounting Standards

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). This report should be read in conjunction with the consolidated financial statements in our 2019 Form 10-K.

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, research and development expenses, income tax provisions, stock-based compensation, leases, and useful lives of long-lived assets. We base our estimates on historical experience and on various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates. Significant estimates relied upon in preparing these financial statements include, among others, those related to fair value of equity awards, revenue recognition, research and development expenses, leases, fair value instruments, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those described in our 2019 Form 10-K, except as noted within the “Recently Adopted Accounting Standards” section below.

Effective on December 31, 2019, we lost our emerging growth company (EGC) status which accelerated the requirement of ASC 842 (Lease Accounting) adoption. As a result, we adjusted our previously reported consolidated financial statements effective January 1, 2019 in our 2019 Form 10-K, and amendments to previously filed Forms 10-Q were not required. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new standard.

The following tables summarize the effects of adopting ASC 842 on our condensed consolidated financial statements for the three months ended March 31, 2019 (in thousands, except per share data):

	Three Months Ended March 31, 2019
		ASC 842
	Previously reported	Adjustments	As adjusted
Operating expenses:
Research and development	$130,575	$(162)	$130,413
General and administrative	27,283	(30)	27,253
Total operating expenses	157,858	(192)	157,666
Loss from operations	(141,833)	192	(141,641)
Other expense, net	(1,820)	(111)	(1,931)
Loss before benefit from income taxes	(132,681)	81	(132,600)
Net loss	(132,657)	81	(132,576)
Net loss per share attributable to common stockholders, basic and diluted	(0.40)	—	(0.40)

	Three Months Ended March 31, 2019
	Previously reported	ASC 842 Adjustment during the period	As adjusted
Operating activities
Net loss	$(132,657)	$81	$(132,576)
Depreciation and amortization	7,328	(12)	7,316
Prepaid expenses and other assets	3,313	41	3,354
Right-of-use assets, operating leases	—	1,620	1,620
Deferred lease obligation	550	(550)	—
Operating lease liabilities	—	(1,848)	(1,848)
Other liabilities	484	327	811
Net cash used in operating activities	(143,927)	(341)	(144,268)
Financing activities
Charges to financing lease obligation	—	236	236
Payments on financing lease obligation	(105)	105	—
Net cash (used in) provided by financing activities	(48)	341	293

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income for the period. Other comprehensive (loss) income consists of unrealized gains and losses on our investments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss for the three months ended March 31, 2020 are as follows (in thousands):

Unrealized Gain on Available-for-Sale Debt Securities
March 31, 2020
Accumulated other comprehensive income, balance at December 31, 2019	$1,804
Other comprehensive loss	(7,931)
Accumulated other comprehensive loss, balance at March 31, 2020	$(6,127)

Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2020	2019
Cash and cash equivalents	$391,720	$502,934
Restricted cash	1,032	—
Restricted cash, non-current	10,791	11,823
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$403,543	$514,757

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The amendments in this standard should be applied on a modified retrospective basis to all periods presented. We adopted this standard in the first quarter of 2020. Based on the composition of our investment portfolio and investment policy, the adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted this standard in the first quarter of 2020 using the prospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This standard will be effective for us on January 1, 2021, with early adoption permitted. We are currently evaluating the potential impact this standard may have on our condensed consolidated financial statements and disclosures upon adoption.

3. Collaboration Agreements

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Three Months Ended March 31,
Collaboration Revenue by Strategic Collaborator:	2020	2019
Merck	$976	$10,687
AstraZeneca	1,270	814
Vertex	2,056	2,614
Other	155	—
Total collaboration revenue	$4,457	$14,115

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the three months ended March 31, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	March 31, 2020
Contract Assets:
Accounts receivable	$1,972	$10,718	$(9,370)	$3,320
Contract Liabilities:
Deferred revenue	$199,528	$7,377	$(6,304)	$200,601

During the three months ended March 31, 2020, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Three Months Ended March 31, 2020
Amounts included in contract liabilities at the beginning of the period (1)	$6,304
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	1,262
______
(1) We first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period is first applied to the beginning contract liability.
(2) Related to changes in estimated costs for our future performance obligations and estimated variable considerations.

As of March 31, 2020, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $278.8 million.

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

2017 Strategic Alliance with AstraZeneca – Relaxin

In October 2017, we entered a new Collaboration and License Agreement, which we refer to as the 2017 AZ Agreement, under which AstraZeneca may clinically develop and commercialize a development candidate, now known as AZD7970, which is comprised of an mRNA construct for the relaxin protein designed by us and encapsulated in one of our proprietary lipid nanoparticles (LNP). We discovered and performed preclinical development activities for AZD7970 prior to the initiation of the strategic alliance with AstraZeneca under the 2017 AZ Agreement.

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

Accounting Treatment

We applied the provisions of ASC 606 (Revenue from Contracts with Customers) in accounting for these arrangements, except for the 2017 AZ Agreement which was accounted for under ASC 808 (Collaborative Arrangements). In August 2016, AstraZeneca exercised a product option available pursuant to the 2013 AZ Agreements to obtain exclusive rights to clinically develop and commercialize the VEGF-A product (AZD8601). This option exercise is referred to as the 2016 VEGF Exercise. Pursuant to ASC 606, we determined that the 2016 VEGF Exercise and the 2017 AZ Agreement should be accounted for as separate transactions as the agreements are not interrelated or interdependent. Conversely, the 2013 Agreements, as amended by the 2018 A&R Agreements, and the 2016 AZ Agreement, were combined for accounting purposes and treated as a single agreement, as these agreements were negotiated in contemplation of each other. We refer to this combined transaction as the Combined 2018 AZ Agreements. We determined that all aspects of Combined 2018 AZ Agreements and the 2016 VEGF Exercise represent a transaction with a customer and therefore is accounted for in accordance with ASC 606.

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

As of March 31, 2020, the total transaction price was $399.1 million comprised of the $240.0 million in upfront payments pertaining to the 2013 AZ Agreements and $159.1 million of variable consideration comprised of $38.1 million of estimated reimbursement for IL-12 manufacturing obligations, $1.0 million of sublicense reimbursement and $120.0 million of milestone payments ($60.0 million toxicity milestone and $60.0 million competition milestone). We utilize the most likely amount method to determine the amount of reimbursement for IL-12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL-12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We re-evaluate the transaction price at the end of each reporting period. There was a $2.7 million decrease to the transaction price during the three months ended March 31, 2020, resulting from a change in estimate of variable consideration.

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

As of March 31, 2020, the transaction price allocated to each performance obligation is as follows: (i) $293.2 million to the Combined 2018 AZ Agreement Performance Obligation, (ii) $8.1 million to the preclinical development services for IL-12 performance obligation, (iii) $8.1 million to the preclinical development services for an oncology development target performance obligation, (iv) $88.1 million to the combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12, and (v) $1.6 million to the material right to receive development and commercialization rights and manufacturing services for an oncology development target. As part of the allocation of the transaction price to each of the performance obligations, we concluded that the $60.0 million toxicity milestone and the estimated reimbursement for IL-12 manufacturing costs can be allocated entirely to specific performance obligations because the variable payment relates specifically to our effort to satisfy the performance obligation and such allocation is consistent with the allocation objectives of ASC 606.

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

For the three months ended March 31, 2020 and 2019, we recognized collaboration revenue of $1.6 million and $0.8 million, respectively, from the Combined 2018 AZ Agreements. The revenue recognized for the three months ended March 31, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the period, offset by a cumulative catch-up adjustment of $1.4 million due to changes in estimated costs for our future performance obligations. As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $106.1 million. $96.4 million is expected to be recognized as revenue through December 31, 2029 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement. We had deferred revenue of $72.6 million and $73.7 million as of March 31, 2020 and December 31, 2019, respectively, from the Combined 2018 AZ Agreements, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

As of March 31, 2020, the total transaction price was determined to be $60.3 million comprised of the $40.0 million in fixed payments pertaining to a $10.0 million option exercise fee and a $30.0 million milestone achieved prior to the adoption of ASC 606, $2.3 million sublicense reimbursement and $18.0 million of variable consideration related to the estimated reimbursement for clinical supply. We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of March 31, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it is recognized as revenue based on the relative completion of the underlying performance obligation. There was a $2.4 million increase to the transaction price during the three months ended March 31, 2020, resulting from a change in estimate of variable consideration.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

For the three months ended March 31, 2020, we made a cumulative catch-up adjustment of $0.4 million as a reduction of revenue due to changes in estimated costs for our future performance obligation associated with the 2016 VEGF Exercise. We did not recognize any collaboration revenue from the 2016 VEGF Exercise for the three months ended March 31, 2019. As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation that is unsatisfied is $56.5 million, which is expected to be recognized as revenue through December 31, 2025. We had deferred revenue of $43.0 million and $41.2 million as of March 31, 2020 and December 31, 2019 respectively, from the 2016 VEGF Exercise, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the control of the supply is expected to be transferred.

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

We did not recognize any revenue from the 2017 AZ Agreement for both three month periods ended March 31, 2020 and 2019.

Merck – Strategic Alliances in Infectious Diseases and Cancer Vaccines

2015 Strategic Alliance with Merck – Infectious Disease

In January 2015, we entered into a Master Collaboration and License Agreement with Merck, which was amended in each of January 2016, June 2016, and May 2019, and which we refer to, as amended, as the 2015 Merck Agreement. Pursuant to the 2015 Merck Agreement, we and Merck have agreed to research, develop, and commercialize potential mRNA medicines for the prevention of infections by RSV. As a part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to conclude the collaboration as it relates to development of potential mRNA medicines for other viruses, including mRNA-1278 for the prevention of VZV infection. Pursuant to the 2015 Merck Agreement, Merck is primarily responsible for research, development, and commercialization activities and associated costs of such research and commercialization. We are responsible for designing and manufacturing all mRNA constructs for preclinical and Phase 1 and Phase 2 clinical development purposes, and Merck pays us for such manufacture, and we are responsible for certain costs associated with the conduct of a Phase 1 clinical trial for an RSV vaccine product candidate (mRNA-1172). Responsibility for manufacturing mRNA constructs for late stage clinical development and commercialization purposes is to be determined.

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

We and Merck have agreed to certain defined exclusivity obligations during the term of the 2015 Merck Agreement with respect to mRNA investigational medicines against RSV. As part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to certain expectations to the existing exclusivity obligations, pursuant to which we will no longer be restricted from researching, developing, and commercializing an mRNA investigational medicine for the prevention of a specific set of respiratory infections, including RSV, for the pediatric population.

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

Accounting Treatment

We determined that all aspects of amended 2015 Merck Agreement represent a transaction with a customer and therefore the amended 2015 Merck Agreement is accounted for in accordance with ASC 606. The four-year research period was complete as of December 31, 2018 and we recognized the total transaction price of $65.0 million (the $60.0 million in aggregate upfront payments and a $5.0 million payment pertaining to achievement of a development milestone) in full as we concluded there were no unsatisfied performance obligations pertaining to the amended 2015 Merck Agreement. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) research services during the three-year period following the initial four-year research period during which Merck may continue to preclinically and clinically develop product candidates and (ii) clinical mRNA supply for Phase 1 and Phase 2 and/or non-cGMP mRNA supply beyond the initial four-year research period. Therefore, such options will be accounted for as a separate contract upon the customer’s election. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of March 31, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation.

After completion of the initial four-year research period, and as part of the May 2019 amendment of the 2015 Merck Agreement, Merck elected to establish a new RSV vaccine product candidate and elected to conduct a Phase 1 clinical trial. We are responsible for certain costs associated with the conduct of the Phase 1 clinical trial. We determined that our obligation under the May 2019 amendment to reimburse Merck for certain costs associated with the RSV vaccine Phase 1 clinical trial represents consideration payable to a customer and is accounted for as a reduction of the transaction price. The consideration amount is determined based on the most likely method and recorded as contra-revenue as costs are incurred. The one-time payment upon election by Merck to continue developing RSV is fully constrained as it is contingent upon completion of the RSV Phase 1 clinical trial and upon decisions to be made by Merck to continue development thereafter. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. For the three months ended March 31, 2020, there was a $2.1 million deduction to the transaction price related to reimbursements paid to Merck for RSV vaccine Phase I clinical trial costs.

We had no deferred revenue as of March 31, 2020 or December 31, 2019 from the amended 2015 Merck Agreement as all performance obligations under the amended 2015 were completed as of December 31, 2018.

We recognized contra-revenue of $2.1 million for the three months ended March 31, 2020, related to consideration payable to Merck under the May 2019 Amendment. We recognized collaboration revenue of $0.5 million for the three months ended March 31, 2019, pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply is recognized as collaboration revenue at a point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

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

Accounting Treatment

We determined that the PCV/SAV Agreement should be accounted for separately from the amended 2015 Merck Agreement, as the agreements were not negotiated in contemplation of one another and the elements within each of the agreements are not closely interrelated or interdependent on each other. We determined that all aspects of the PCV/SAV Agreement represent a transaction with a customer and therefore the PCV/SAV Agreement is accounted for in accordance with ASC 606. In addition, the equity investment in our Series H redeemable convertible preferred stock was considered together with the PCV/SAV Agreement as the transactions were executed contemporaneously in contemplation of one another. Further, the purchase price paid by Merck with respect to the investment in the Series H redeemable convertible preferred stock was not representative of fair value on the date of such purchase. As such, the incremental proceeds received in excess of the fair value of the underlying stock related to the equity investment were included in the transaction price related to the PCV/SAV Agreement and the shares of Series H redeemable convertible preferred stock purchased by Merck were recorded at their respective fair value on the date of issuance.

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

As of March 31, 2020, the total transaction price was determined to be $213.3 million comprised of the $200.0 million upfront payment pertaining to the PCV Agreement, the premium associated with the contemporaneous sale of Series H redeemable convertible preferred stock of $13.0 million, and a variable consideration of $0.3 million related to a reimbursement for clinical supply. We determined there are no other components of variable consideration that should be included in the transaction price as of March 31, 2020, as additional consideration to which we could be entitled is subject to Merck’s election to exercise a customer option that was deemed to be a marketing offer. We re-evaluate the transaction price at the end of each reporting period. During the three months ended March 31, 2020, there was a $0.3 million increase to the transaction price from a reimbursement for clinical supply.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling price of each performance obligation. We developed the estimated standalone selling price for the license included in each of the PCV Performance Obligation and the KRAS Performance Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a development candidate pursuant to the associated license. We developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the PCV Performance Obligation and the KRAS Performance Obligation, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated cost, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts.

As of March 31, 2020, the transaction price allocated to each performance obligation is as follows: (i) $206.3 million to the PCV Performance Obligation and (ii) $7.0 million allocated to the KRAS Performance Obligation. We will recognize revenue related to amounts allocated to the PCV Performance Obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of research and development efforts. We recognize revenue related to the amounts allocated to the KRAS Performance Obligation based on the point in time upon which control of supply is transferred to Merck for each delivery of the associated supply.

For the three months ended March 31, 2020 and 2019, we recognized collaboration revenue of $3.1 million and $10.2 million, respectively, in the condensed consolidated statements of operations, from the Merck PCV/SAV Agreement. The revenue recognized during the three months ended March 31, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance during the period, offset by a cumulative catch-up adjustment of $3.5 million due to changes in estimated costs for our future performance obligations. As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $81.0 million, which is expected to be recognized as revenue through December 31, 2024. We had deferred revenue of $81.0 million and $83.8 million, as of March 31, 2020 and December 31, 2019, respectively, from the Merck PCV/SAV Agreement, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred.

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

Pursuant to the Vertex Agreement, we lead discovery efforts during an initial research period that was extended through March 2020, leveraging our Platform technology and mRNA delivery expertise along with Vertex’s scientific experience in CF biology and the functional understanding of CFTR. Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Subject to customary “back-up” supply rights granted to Vertex, we exclusively manufacture (or have manufactured) mRNA for preclinical, clinical and commercialization purposes. The parties established a joint steering committee to oversee and coordinate activities under the Vertex Agreement. We and Vertex have granted each other certain licenses under the Vertex Agreement.

Under the terms of the Vertex Agreement, we received a $20.0 million upfront payment from Vertex. In July 2019, Vertex elected to extend the initial three-year research period by six months pursuant to the 2019 Vertex Amendment. In March 2020, based on the promising preclinical data generated to date, Vertex extended the conduct of the initial Research Plan through the First Extended Research Term (an additional 18-month term) by making an additional payment to us. Vertex has rights to further extend the research period for two additional one-year periods by making an additional payment to us for each one-year extension. We are eligible to receive up to $55.0 million in payments for achievement of development milestones, up to $220.0 million in payments for achievement of regulatory milestones and potentially could receive an additional $3.0 million milestone payment for achievement of a regulatory milestone for a second and each subsequent product under the Vertex Agreement. Vertex will also pay us tiered royalties at rates ranging from the low- to high-teens on worldwide net sales of products arising from the strategic alliance, subject to certain reductions, with an aggregate minimum floor. In connection with the strategic alliance, Vertex also made a $20.0 million equity investment in us. During the term of the Vertex Agreement, we and Vertex have agreed to certain defined exclusivity obligations under the Vertex Agreement with respect to the development and commercialization of certain mRNA medicines.

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

Accounting Treatment

As of March 31, 2020, all performance obligations under the 2019 Vertex Amendment were completed and the total transaction price of $4.5 million, comprised of the $2.0 million upfront payment and $2.5 million in research and development funding related to the research and development services and supply of non-cGMP mRNA, was fully recognized.

The First Extended Research Term represents a contract modification and is accounted for as a separate contract. Pursuant to the 2019 Vertex Amendment, we identified one performance obligation comprised of: (i) a research, development and commercialization license and (ii) research and development services, including manufacturing and supply of non-cGMP mRNA, during the 18-month First Extended Research Term. We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) Vertex’s rights to extend the extended initial research period and (ii) clinical mRNA supply and/or non-cGMP mRNA supply beyond the extended initial research period. Therefore, such options will be accounted for as a separate contract upon the customer’s election. The total transaction price was determined to be $35.2 million, comprised of the $4.0 million upfront payment and $31.2 million in research and development funding related to the research and development services and supply of non-cGMP mRNA. We utilize the most likely amount method to determine the amount of research and development funding to be received. As of March 31, 2020, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Vertex’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-

based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For each of the Vertex Agreement, the 2019 Vertex Amendment and the First Extended Research Term, the total transaction price was allocated entirely to a single performance obligation. We recognize revenue related to amounts allocated to the single performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts.

For the three months ended March 31, 2020 and 2019, we recognized collaboration revenue of $2.1 million and $2.6 million, respectively, in the condensed consolidated statements of operations, from Vertex. The revenue recognized during the three months ended March 31, 2020 includes the amortization of the deferred revenue due to the satisfaction of our performance during the period. As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $35.2 million, which is expected to be recognized as revenue through the third quarter of 2021. We had deferred revenue of $4.0 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively, from the First Extended Research Term and the 2019 Vertex Amendment, classified as current and non-current in the condensed consolidated balance sheets based on the term of the research period.

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

As of March 31, 2020, three of the four contract options had been exercised resulting in $117.3 million of available funding with an additional $8.4 million available if the final contract option is exercised. For the three months ended March 31, 2020 and 2019, we recognized revenue of $2.8 million and $1.5 million, respectively, relating to the BARDA agreement.

On April 16, 2020, we entered into a new agreement with BARDA (see Note 13).

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
As of March 31, 2020, up to $21.1 million has been committed for funding with up to an additional $80.0 million available, if additional follow-on projects are approved. We recognized revenue of $0.3 million relating to the Gates Foundation agreement for both of the three months ended March 31, 2020 and 2019. We had deferred revenue of $1.2 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, related to the Gates Foundation agreement.

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
As of March 31, 2020 and December 31, 2019, $19.7 million has been committed by DARPA. There was no revenue recognized for the three months ended March 31, 2020 or 2019, related to the DARPA agreement.

5. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$281,583	$—	$—	$281,583	$281,583	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	68,659	69	(211)	68,517	10,001	47,326	11,190
U.S. treasury securities	212,701	1,327	—	214,028	—	141,021	73,007
Debt securities of U.S. government agencies and corporate entities	1,162,166	1,099	(7,213)	1,156,052	100,136	637,634	418,282
	$1,725,109	$2,495	$(7,424)	$1,720,180	$391,720	$825,981	$502,479
	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$225,874	$—	$—	$225,874	$225,874	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	82,028	79	(6)	82,101	10,002	69,197	2,902
U.S. treasury securities	117,891	260	(2)	118,149	—	110,186	7,963
Debt securities of U.S. government agencies and corporate entities	834,187	2,708	(32)	836,863	—	687,741	149,122
	$1,259,980	$3,047	$(40)	$1,262,987	$235,876	$867,124	$159,987

The amortized cost and estimated fair value of marketable securities by contractual maturity at March 31, 2020 are as follows (in thousands):

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$826,449	$825,981
Due after one year through five years	506,983	502,479
Total	$1,333,432	$1,328,460

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any credit losses related to available-for-sale securities for the three months ended March 31, 2020 and 2019.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by length of time the securities have been in an unrealized loss position at March 31, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020:
Certificates of deposit	$(211)	$14,883	$—	$—	$(211)	$14,883
Debt securities of U.S. government agencies and corporate entities	(7,213)	709,128			(7,213)	709,128
Total	$(7,424)	$724,011	$—	$—	$(7,424)	$724,011

As of December 31, 2019:
Certificates of deposit	$(6)	$12,822	$—	$—	$(6)	$12,822
U.S. treasury securities	(2)	9,979	—	—	(2)	9,979
Debt securities of U.S. government agencies and corporate entities	(32)	62,360	—	—	(32)	62,360
Total	$(40)	$85,161	$—	$—	$(40)	$85,161

At March 31, 2020 and December 31, 2019, we held 237 and 19 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid expenses	$12,410	$8,475
Tenant incentives receivables	3,198	4,093
Interest receivable on marketable securities	8,295	6,835
Prepaid expenses and other current assets	$23,903	$19,403

Property and Equipment, Net

Property and equipment, net, as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$109,283	$108,257
Leasehold improvements	152,306	152,426
Furniture, fixtures and other	3,364	3,316
Computer equipment and software	12,347	11,985
Internally developed software	7,020	7,020
Right-of-use asset, financing	9,853	9,853
Construction in progress	9,681	3,222
	303,854	296,079
Less: Accumulated depreciation	(101,788)	(94,584)
Property and equipment, net	$202,066	$201,495

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $7.4 million and $7.3 million, respectively.

Accrued Liabilities

Accrued liabilities, as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Property and equipment	$4,350	$4,029
Compensation-related	12,617	27,428
External goods and services	38,053	36,195
Accrued liabilities	$55,020	$67,652

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

In August 2015, we entered into a facility lease agreement for 61,618 square feet of office and laboratory space at 500 Technology Square. The lease commenced in April 2016, with the base rent escalating over the six-year term of the lease. The lease provides a $3.1 million tenant improvement allowance against which costs incurred are capitalized as leasehold improvements. The lease also provides that we pay our proportionate share of operating expenses and taxes during the term of the lease.

Moderna Technology Center North (MTC North)

In February 2019, we entered into a new lease agreement for office and laboratory space of approximately 200,000 square feet, MTC North, located Massachusetts. The lease commenced in the second quarter of 2019 and had an initial expiration date of 2031. We have the option to extend the lease for up to four additional five-year terms. Contemporaneously, we entered into an agreement to sublease approximately 64 percent of the leased space to a third party. We have no rent obligations to the landlord for the space occupied by the third party. All sublease payments from the third party are paid directly to the landlord. The sublease can expire between May 2020 and February 2021 at the third party's option.

In April 2017, we entered into a lease agreement for land adjacent to our MTC manufacturing facility (see MTC South below). We determined, for accounting purposes, this land lease should be accounted for separately from the lease entered in August 2016 relating to the building. The lease commenced in April 2017, with the base rent escalating over the thirty-five-year term of the lease.

We record operating lease cost for each of our operating leases on a straight-line basis from lease commencement date through the end of the lease term. Operating lease cost is recorded to operating expenses in our consolidated statements of operations.

Finance Leases

Moderna Technology Center manufacturing facility (MTC South)

In August 2016, we entered into a lease agreement for approximately 200,000 square feet of office, laboratory, and light manufacturing space, MTC South, in Massachusetts. The lease commencement date for accounting purposes was October 1, 2016. In connection with this lease, the landlord provided a tenant improvement allowance of approximately $24.2 million for costs associated with the design, engineering, and construction of tenant improvements for the building. The lease will expire in September 2032. We have the option to extend the term for two extension periods of ten years each at market-based rents. The base rent is subject to increases over the term of the lease.

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

Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2019 and March 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Assets:
Right-of-use assets, operating, net (1) (2)	$100,533	$86,414
Right-of-use assets, financing, net (3) (4)	9,488	9,544
Total	$110,021	$95,958

Liabilities:
Current:
Operating lease liabilities (5)	$3,987	$3,584
Non-current:
Operating lease liabilities, non-current	108,919	93,675
Financing lease liabilities, non-current	38,930	38,689
Total non-current lease liabilities	147,849	132,364
Total	$151,836	$135,948
_______
(1) These assets are real estate related assets, which include land, office and laboratory spaces.
(2) Net of accumulated depreciation.
(3) These assets are real estate assets related to the MTC South lease.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

The components of the lease costs for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$4,636	$3,870
Financing lease costs:
Amortization of right-of-use assets, financing leases	73	73
Interest expense for financing lease liabilities	1,665	1,623
Total financing lease costs	1,738	1,696
Variable lease costs	1,407	894

Supplemental cash flow information relating to our leases for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(3,888)	$(3,725)
Operating cash flows used in financing leases	(1,425)	(1,387)

Operating lease non-cash items:
Right-of-use assets reduced through lease modifications and reassessments	—	219
Right-of-use assets obtained in exchange for operating lease liabilities	16,015	17,416

Finance lease non-cash items:
Charges to financing lease obligation	241	236

Future minimum lease payments under non-cancelable operating lease agreements at March 31, 2020, are as follows (in thousands):

Fiscal Year		Operating Leases (1)	Financing Leases (1)
2020	(remainder of the year)	$10,668	$4,313
2021		16,266	5,894
2022		16,644	6,054
2023		16,962	6,219
2024		17,380	6,387
Thereafter		118,015	264,156
Total minimum lease payments		195,935	293,023
Less amounts representing interest or imputed interest		(83,018)	(254,093)	(2)
Present value of lease liabilities		$112,917	$38,930
______
(1) Include the optional extensions in the MTC South lease term which represent a total of $10.3 million and $208.5 million un-discounted future lease payments in operating leases and financing leases, respectively.
(2) Based on an imputed interest rate of 17.2%.

8. Commitments and Contingencies

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million for both periods as of March 31, 2020 and December 31, 2019 (see Note 3).

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

Through the three months ended March 31, 2020 and the year ended December 31, 2019, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

As of March 31, 2020, we had $3.9 million of non-cancelable purchase commitments for clinical services which are expected to be paid from 2020 to 2023.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At March 31, 2020 and December 31, 2019, we had cancelable open purchase orders of $133.2 million and $105.9 million, respectively, in total under such agreements for our significant clinical operations and support. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at March 31, 2020 and December 31, 2019, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

9. Shareholders' Equity

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

On February 14, 2020, we sold 26,315,790 shares of common stock at a price of $19.00 per share through a public equity offering. The aggregate net proceeds from the offering were $477.7 million, net of underwriting discounts, commissions and estimated offering expenses. In addition, the underwriters exercised their option to purchase an additional 3,947,368 shares of common stock at the public offering price less the underwriting discount, resulting in additional net proceeds of $71.8 million.

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

In connection with the IPO, we adopted the 2018 Stock Option and Incentive Plan (the 2018 Equity Plan) in November 2018. The 2018 Equity Plan became effective on the date immediately prior to the effective date of the IPO and replaced our 2016 Plan. The 2018 Equity Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce. We have initially reserved 13,000,000 shares of our common stock for the issuance of awards under the 2018 Equity Plan. The 2018 Equity Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Equity Plan and the 2016 Plan will be added back to the shares of common stock available for issuance under the 2018 Equity Plan.

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

As of March 31, 2020, we had a total of 75.0 million shares reserved for future issuance under our Equity Plans, of which 47.1 million shares were reserved for equity awards previously granted, and 27.9 million shares were available for future grants under the 2018 Equity Plan. No additional awards will be granted under the 2016 Equity Plan as it was replaced by the 2018 Equity Plan.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity during the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2019	45,536,915	$13.82	$7.35	7.2 years	$286,310
Granted	3,585,069	25.65	13.84
Exercised	(3,188,671)	8.89	4.90
Canceled/forfeited	(944,715)	15.87	9.68
Outstanding at March 31, 2020	44,988,598	15.06	7.98	7.3 years	669,827
Exercisable at March 31, 2020	22,078,150	11.04	5.42	6.0 years	417,516
Expected to vest at March 31, 2020	22,910,448	18.94	10.45	8.6 years	252,311
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of March 31, 2020.

For the three months ended March 31, 2020, 3.2 million stock options were exercised. The total intrinsic value of options exercised was $58.0 million for the three months ended March 31, 2020. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $28.4 million for the three months ended March 31, 2020.

Restricted Common Stock Units

We have granted restricted stock unit awards generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our restricted stock unit activity during the three months ended March 31, 2020:

	Units	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2019	1,177,249	$19.01
Issued	1,057,348	25.44
Vested	(113,991)	20.73
Canceled/forfeited	(58,514)	20.87
Outstanding, non-vested at March 31, 2020	2,062,092	22.18

2018 Employee Stock Purchase Plan

In November 2018, we adopted our 2018 Employee Stock Purchase Plan (ESPP), which became effective on December 5, 2018. The ESPP initially reserves and authorizes the issuance of up to a total of 810,000 shares of common stock to participating employees. We will make one or more offerings, consisting of one or more purchase periods, each year to our employees to purchase shares under the ESPP. Offerings will usually begin every six months and will continue for six-month periods, referred to as offering periods. The purchase price at which shares are sold under the ESPP will be equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were no shares sold under the ESPP during the three months ended March 31, 2020.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted for the three months ended March 31, 2020 and 2019 are as follows:

	Weighted Average
	Three Months Ended March 31,
	2020	2019
Options:
Risk-free interest rate	1.00%	2.48%
Expected term	6.14 years	6.12 years
Expected volatility	58%	62%
Expected dividends	—%	—%
Weighted average fair value per share	$13.84	$12.16

The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31, 2020
	2020	2019
Options	$18,018	$17,487
Restricted common stock units	1,833	1,010
ESPP	562	—
Total	$20,413	$18,497
Research and development	$12,036	$10,783
General and administrative	8,377	7,714
Total	$20,413	$18,497

As of March 31, 2020, there was $243.4 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 3.19 years at March 31, 2020.

11. Income Taxes

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

There were no significant income tax provisions or benefits for the three months ended March 31, 2020 and 2019.

12. Net Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(124,230)	$(132,576)
Denominator:
Weighted average common shares used in net loss per share, basic and diluted	353,105,021	328,809,986
Net loss per share, basic and diluted	$(0.35)	$(0.40)

The following common stock equivalents, presented based on amounts outstanding as of March 31, 2020 and 2019 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	March 31,
	2020	2019
Stock options	44,988,598	53,271,281
Restricted common stock	—	150,397
Restricted common stock units	2,062,092	1,011,483
	47,050,690	54,433,161

13. Subsequent Events

On April 16, 2020, we entered into an agreement for a commitment of up to $483 million from the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), to accelerate development of our mRNA vaccine candidate (mRNA-1273) against the novel coronavirus (SARS-CoV-2). Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure.

On May 1, 2020, we entered into a 10 year strategic collaboration agreement with Lonza Ltd. to enable larger scale manufacture of our mRNA vaccine candidate mRNA-1273 against the SARS-CoV-2 and additional Moderna products in the future. Under the terms of the agreement, we plan to establish manufacturing suites at Lonza’s facilities in the United States and Switzerland for the manufacture of mRNA-1273 at both sites.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial information and related notes included in this Form 10-Q and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020 (the “2019 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A - Risk Factors in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2019, we believed that positive Phase 1 data from our infectious disease vaccine portfolio, including our cytomegalovirus, or CMV, vaccine, and chikungunya antibody program reduced the risk of our prophylactic vaccines and systemic secreted and cell surface therapeutics modalities, which we have now designated core modalities. In these core modalities, our strategy is to invest in additional development candidates using our accumulated innovations in technology, our process insights and our preclinical and clinical experience. As such, we have brought five new development candidates forward in early 2020: interleukin-2, or IL-2, programmed death-ligand 1, or PD-L1, a pediatric Respiratory Syncytial Virus, or RSV vaccine, an Epstein-Barr Virus, or EBV, vaccine and a SARS-CoV-2 vaccine, as part of our mission to use our technology to advance global public health. Our exploratory modalities continue to be a critical part of advancing our strategy to maximize the application of our potential mRNA medicines.

We have a diverse development pipeline, and the broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of March 31, 2020, we had cash, cash equivalents, and investments of approximately $1.72 billion. We use this capital to fund operations and investing activities for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable our research engine and early development engine (which includes our Moderna Technology Center or MTC), our digital infrastructure, creation of our portfolio of intellectual property and administrative support.

Since our inception, we have incurred significant operating losses. Our net loss was $514.0 million and $384.7 million for the years ended December 31, 2019 and 2018, respectively. Our net loss was $124.2 million for the three months ended March 31, 2020. As of March 31, 2020, our accumulated deficit was $1.62 billion.

For the foreseeable future, we expect to continue to incur significant expenses and operating losses in connection with our ongoing activities, including as we:

•	continue our platform research and drug discovery and development efforts;

•	conduct clinical trials for our investigational medicines;

•	manufacture clinical trial materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our investigational medicines;

•	maintain, expand, and protect our intellectual property;

•	hire additional personnel to support our program development effort to obtain regulatory approval and secure additional facilities for operations; and

•	continue to operate as a public company.
We do not expect to generate revenue from the sale of potential mRNA medicines unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our investigational medicines. If we seek to obtain regulatory approval for and commercialize any of our investigational medicines, we expect to incur significant commercialization expenses.
As a result, we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from sales of our medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our programs.
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
In response to the global outbreak of coronavirus, we are pursuing the rapid manufacture of our vaccine candidate, mRNA-1273 for the treatment of SARS-CoV-2, the novel strain of coronavirus that causes coronavirus disease 19, or COVID-19, in collaboration with the Vaccine Research Center and Division of Microbiology and Infectious Diseases of the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or the NIH. The Coalition for Epidemic Preparedness Innovations, or CEPI, has funded the Current Good Manufacturing Practices cGMP manufacture of the preliminary clinical batches of the vaccine, and NIAID is conducting a Phase 1 clinical trial in the United States. In addition, we have submitted an Investigational New Drug, or IND, application to the FDA to evaluate mRNA-1273 in Phase 2 and late stage studies if supported by safety data from the NIH-led Phase 1 study.
We are also committing financial resources and personnel to the development of mRNA-1273, which may cause delays in or otherwise negatively impact our other development programs.
The ultimate impacts of COVID-19 on our business are currently unknown. In March 2020, we announced that, based on the special concerns for the safety and health of pediatric patients and their caregivers, and the risks of disruption to the integrity of trials from COVID-19, we decided to pause new enrollment of our Phase 1 rare disease clinical trials (mRNA-3704 for MMA, mRNA-3927 for PA) and our age de-escalation trial for our pediatric respiratory vaccine (mRNA-1653 for hMPV/PIV3). These decisions will be re-evaluated on an ongoing basis as the COVID-19 situation evolves. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Our Pipeline
This section describes the pipeline that has emerged thus far from the combination of our strategy, our platform, our infrastructure, and the resources we have amassed.

Since we nominated our first program in late 2014, we and our strategic collaborators have advanced in parallel a diverse development pipeline which currently consists of 23 development candidates across our 22 programs. Over 1,900 subjects have been enrolled in our clinical trials since December 2015. Our diverse pipeline comprises programs across six modalities and a broad range of therapeutic areas. A modality is a group of potential mRNA medicines with shared product features, and the associated combination of mRNA technologies, delivery technologies, and manufacturing processes. Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca plc, or AstraZeneca, Merck & Co, Inc., or Merck, and Vertex Pharmaceuticals Inc., or Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, the U.S. Biomedical Advanced Research and Development Authority, or BARDA, the Defense Advanced Research Projects Agency, or DARPA, the NIH, CEPI and the Bill & Melinda Gates Foundation, or the Gates Foundation.
The following chart shows our current pipeline of 23 development candidates across our 22 programs, grouped into modalities-first the two core modalities where we believe we have reduced the technology risk, followed by the four exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines.

Modality	ID #	Program *Indication*	Preclinical development	Phase 1	Phase 2	Phase 3 and commercial	Moderna rights
Core modalities							
Prophylactic vaccines	mRNA-1647	Cytomegalovirus (CMV) vaccine					Worldwide
	mRNA-1893	Zika vaccine					Worldwide ***BARDA** funded*
	mRNA-1172	Respiratory syncytial virus (RSV) vaccine					**Merck** to pay milestones and royalties
	mRNA-1777	Respiratory syncytial virus (RSV) vaccine					
	mRNA-1653	Human metapneumovirus and parainfluenza virus 3 (hMPV/PIV3) vaccine	Phase 1 (healthy volunteers)	Phase 1b (seropositives)			Worldwide
	mRNA-1345	Pediatric respiratory syncytial virus (RSV) vaccine *Future respiratory combo*					Worldwide
	mRNA-1851	Influenza H7N9 vaccine					Worldwide *Advancing subject to outside funding*
	mRNA-1189	Epstein-Barr virus (EBV) vaccine					Worldwide
	mRNA-1273	Novel coronavirus (SARS-CoV-2) vaccine					Worldwide ***BARDA** funded*
Systemic secreted & cell surface therapeutics	mRNA-1944	Antibody against Chikungunya virus					Worldwide ***DARPA** funded*
	AZD7970	Relaxin *Heart failure*					50-50 U.S. profit sharing; **AZ** to pay royalties on ex-U.S. sales
	mRNA-6981	PD-L1 *Autoimmune hepatitis*					Worldwide
	mRNA-6231	IL-2 *Autoimmune disorders*					Worldwide
Exploratory modalities							
Cancer vaccines	mRNA-4157	Personalized cancer vaccine (PCV)					50-50 global profit sharing with **Merck**
	mRNA-5671	KRAS vaccine					50-50 global profit sharing with **Merck**
Intratumoral immuno-oncology	mRNA-2416	OX40L *Solid tumors/lymphoma* *Advanced ovarian carcinoma (Ph 2 cohort)*	Solid tumors/ lymphoma	Ovarian			Worldwide
	mRNA-2752	OX40L/IL-23/IL-36γ (Triplet) *Solid tumors/lymphoma*					Worldwide
	MEDI1191	IL-12 *Solid tumors*					50-50 U.S. profit sharing; **AZ** to pay royalties on ex-U.S. sales
Localized regenerative therapeutics	AZD8601	VEGF-A *Myocardial ischemia*					**AZ** to pay milestones and royalties
Systemic intracellular therapeutics	mRNA-3704	MUT *Methylmalonic Acidemia (MMA)*					Worldwide
	mRNA-3927	PCCA/PCCB *Propionic Acidemia (PA)*					Worldwide
	mRNA-3283	PAH *Phenylketonuria (PKU)*					Worldwide
	mRNA-3745	G6Pase *Glycogen Storage Disease Type 1a (GSD1a)*					Worldwide

Abbreviations: AZ, AstraZeneca; G6Pase, glucose 6-phosphatase; IL-12, interleukin 12; IL-23, interleukin 23; IL-36ɣ, interleukin 36 gamma; MUT, methylmalonyl-CoA mutase; PAH, phenylalanine hydroxylase; PCCA/PCCB, propionyl-CoA carboxylase subunit A/B; VEGF-A, vascular endothelial growth factor A.

The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 22 programs. These span 26 different proteins or protein complexes: 11 different antigens (including virus-like particles) for infectious disease vaccines; two different cancer vaccines, one personalized cancer vaccine addressing neoantigens and one for a shared cancer antigen; four different immuno-modulator targets (including membrane and systemically secreted proteins) for immuno-oncology programs; one secreted, local regenerative factor for a heart failure program; four secreted or cell surface proteins of diverse biology (an antibody, an engineered protein hormone, a secreted cytokine and a cell surface receptor); and four intracellular enzymes for rare disease programs. The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.
We have developed six modalities, which are summarized as follows:

•
Prophylactic vaccines: Our prophylactic vaccines modality currently includes eight programs, six of which have entered into clinical trials. In addition, to the eight programs being developed, the H10N8 vaccine (mRNA-1440) and Chikungunya vaccine (mRNA-1388) are two public health programs that are not being further developed without government or other funding. Of these programs, we have demonstrated desired pharmacology, in the form of immunogenicity, in the Phase 1 clinical trials for the following: H10N8 vaccine (mRNA-1440), H7N9 vaccine (mRNA-1851), RSV vaccine (mRNA-1777), Chikungunya vaccine (mRNA-1388), human metapneumovirus (hMPV)/ parainfluenza virus type 3 (PIV3) vaccine (mRNA-1653), Zika vaccine (mRNA-1893) and CMV vaccine (mRNA-1647). We have an ongoing Phase 1 trial for the next generation Zika vaccine (mRNA-1893) and Merck is conducting a Phase 1 trial for an additional RSV vaccine (mRNA-1172). Our SARS-CoV-2 vaccine (mRNA-1273) is in a Phase 1 clinical trial being run by the NIH and we have received FDA clearance to begin Phase 2 studies.

•
Systemic secreted therapeutics: We have four systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include our antibody against Chikungunya virus (mRNA-1944), Relaxin (AZD7970) for the treatment of heart failure, and IL-2 (mRNA-6231) for autoimmune disorders. Our antibody against Chikungunya virus (mRNA-1944) is currently being evaluated in an ongoing Phase 1 dose escalation study in healthy adults that is randomized and placebo-controlled. The remaining programs for Relaxin (AZD7970) and IL-2 (mRNA-6231) are currently in preclinical development. We have a cell surface therapeutic program in this modality. PDL-1 (mRNA-6981) for autoimmune hepatitis is currently in preclinical development.

•
Cancer vaccines: We are currently developing two programs within our cancer vaccines modality. Our personalized cancer vaccine program mRNA-4157 is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial and a randomized Phase 2 trial. A second personalized cancer vaccine, NCI-4650 was being developed in collaboration with the National Cancer Institute, or NCI, and was in an investigator-initiated single-arm Phase 1 trial which has been completed. The two vaccines mRNA-4157 and NCI-4650 differ in the neoantigen selection protocols used, but are otherwise substantially the same. Our second program within this modality, mRNA-5671, is a KRAS vaccine. Our strategic collaborator Merck has a Phase 1 clinical trial ongoing for mRNA-5671.

•
Intratumoral immuno-oncology: We have three programs in this modality. The first program in this modality, OX40L (mRNA-2416), was designed to overcome technological challenges in advancing this modality, including engineering the mRNA sequence to minimize off-target effects, utilizing our proprietary LNPs to enhance safety and tolerability, and to demonstrate expression of a membrane protein in patients. OX40L (mRNA-2416) is currently being evaluated in an ongoing Phase 1/2 trial in the United States, and protein expression has been demonstrated in a number of patients. Data from the monotherapy arm of this ongoing study of mRNA-2416 showed that mRNA-2416 was well-tolerated at all dose levels studied with the majority of adverse events reported as grade 1 and 2 and no grade 3 adverse events reported. This data supports the evaluation of intratumoral mRNA-2416 with the anti-PD-L1 inhibitor durvalumab in solid tumors, which is ongoing in Part B of this study with a focus on advanced ovarian carcinoma. Our second program, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752), has dosed patients in a Phase 1 study for the treatment of advanced or metastatic solid tumor malignancies or lymphoma. Our third program, IL-12 (MEDI1191), is being developed in collaboration with AstraZeneca.

•
Localized regenerative therapeutics: Our localized VEGF-A program, AZD8601, which is being developed by AstraZeneca, has completed a Phase 1a/b trial to describe its safety, tolerability, protein production, and activity in diabetic patients. The study has met its primary objectives of describing safety and tolerability and secondary objectives of demonstrating protein production and changes in blood flow post AZD8601 administration. In this trial, AZD8601 was administered by intradermal injection in the forearm skin of patients for single ascending doses. These data are consistent with studies previously conducted in preclinical models. We believe these data provide clinical proof of mechanism for our mRNA technology outside of the vaccine setting. AstraZeneca has initiated a Phase 2a study of AZD8601 for VEGF-A for ischemic heart disease in patients undergoing coronary artery bypass grafting (CABG) surgery with moderately impaired systolic function, and the trial is ongoing.

•
Systemic intracellular therapeutics: We have four systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address methylmalonic acidemia, or MMA (mRNA-3704), propionic acidemia, or PA (mRNA-3927), phenylketonuria, or PKU (mRNA-3283), and glycogen storage disorder type 1a, or GSD1a (mRNA-3745). We have an open IND for mRNA-3704 for a planned Phase 1/2 trial, and the FDA has also designated the investigation of mRNA-3704 for the treatment of isolated MMA due to MUT deficiency as a Fast Track development program. We have an open IND for mRNA-3927 for a planned Phase 1/2 trial and this program has also been designated as a Fast Track development program. PKU (mRNA-3283) is currently in preclinical development.

The following are recent key updates for our development candidates:

•
Delays based on pandemic: We are using a risk-based framework to evaluate new participant enrollment and new site initiation on a case-by-case basis. We remain committed to our clinical development plans and are working closely with all stakeholders to try to mitigate the impact of the pandemic on our ongoing clinical trials. Based on the special concerns for the safety and health of pediatric patients and their caregivers, and the risks of disruption to the integrity of trials from COVID-19, we have decided to pause new enrollment of our Phase 1 rare disease clinical trials (mRNA-3704 for MMA, mRNA-3927 for PA) and our age de-escalation trial for our pediatric respiratory vaccine (mRNA-1653 for hMPV/PIV3). These decisions will be re-evaluated on an ongoing basis as the COVID-19 situation evolves.

•
SARS-COV-2 (mRNA-1273): A Phase 1 study of mRNA-1273 is being conducted by the National Institutes of Health (NIH). The Phase 1 open-label study, which began on March 16, 2020 has completed enrollment of the original study: 45 healthy adult volunteers ages 18 to 55 years in three dose cohorts (25 µg, 100 µg and 250 µg). The NIH recently amended the Phase 1 protocol to include an additional six cohorts: three cohorts of older adults (ages 56-70) and three cohorts of elderly adults (age 71 and above). Enrollment for these cohorts is ongoing. On May 6, 2020, we received FDA clearance to evaluate mRNA-1273 in a Phase 2 study.

•
CMV vaccine (mRNA-1647): We announced positive data from the second interim analysis of the Phase 1 clinical trial of mRNA-1647, which has completed enrollment and is evaluating the safety and immunogenicity of mRNA-1647 in 181 healthy adult volunteers. The clinical trial population includes those who are naïve to CMV infection (CMV-seronegative) and those who had previously been infected by CMV (CMV-seropositive). Participants were randomized to receive either placebo, or 30, 90, 180 or 300 µg of mRNA-1647 on a dosing schedule of 0, 2 and 6 months. This second planned interim analysis assessed safety and immunogenicity of the first three dose levels (30, 90, and 180 µg) at seven months (one month after the third vaccination), and the highest dose level (300 µg) at three months (one month after the second vaccination). Neutralizing antibody titers (levels of circulating antibodies that block infection) were assessed in two assays utilizing epithelial cells and fibroblasts, which measure immune response to the pentamer and gB vaccine antigens, respectively. gB antigen-specific T cell responses after the second and third vaccinations were measured in a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels utilizing an ELISpot assay. Pentamer-specific T cell assays remain in development. Vaccine-induced neutralizing antibody responses in the CMV-seronegative group were compared to the baseline neutralizing antibody titers in the CMV-seropositive group, noting that prior maternal CMV infection is associated with an approximately 30-fold lower risk of congenital CMV infection compared to the risk in the setting of maternal primary CMV infection.

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

◦	After the third vaccination, neutralizing antibody titers against fibroblast infection were 1.3 to 1.4 times higher than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.

In CMV-seropositive participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels:

◦	A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.

◦	The third vaccination boosted neutralizing antibody titers against epithelial cell infection to levels of 22-fold to 40-fold over baseline titers in all dose levels.

◦	The third vaccination boosted neutralizing antibody titers against fibroblast infection to levels of approximately 4-fold to 6-fold over baseline titers in all dose levels.

Participants receiving 300 µg of mRNA-1647 followed through three months (one month after the second vaccination) continued to show consistent dose dependent increases in neutralizing antibodies against epithelial cell infection and against fibroblast infection in both CMV-seronegative and CMV seropositive groups. Safety and tolerability in participants receiving 300 µg of mRNA-1647 was comparable to that observed at the 180 µg dose level. In a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels, gB antigen-specific T cell activation was observed at all dose levels after the second and third vaccinations.

A safety analysis indicated that the vaccine was generally well-tolerated. There were no vaccine-related serious adverse events. The most common solicited local adverse reaction, or AR, was injection site pain. The most common solicited systemic ARs were headache, fatigue, myalgia and chills. Fever was reported in 0%-55% of CMV-seronegative treatment groups and in 8%-67% of CMV-seropositive treatment groups. In general, solicited systemic ARs occurred less frequently after the third vaccination compared to the second, and were more common in the CMV-seropositive cohorts compared to the CMV seronegative cohorts. Grade 3 solicited ARs were more common in CMV-seropositive participants, and were fatigue (0%-27% of a given dose cohort), chills (0%-27% of a given dose cohort) and fever (0%-33% of a given dose cohort). As reported in the previous interim analysis, there was a single Grade 4 AR of an isolated lab finding of elevated partial thromboplastin time, which was elevated at baseline (Grade 1) and self-resolved on the next lab test with no associated clinical findings. Safety and tolerability data at the 300 µg dose level were generally similar to that observed at the 180 µg dose level.

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

•
hMPV/PIV3 vaccine (mRNA-1653): The first 10 subjects in the Phase 1b age de-escalation clinical trial of mRNA-1653 have been enrolled and certain of these subjects have been dosed. This trial is suspended due to the COVID-19 pandemic.

•
Zika virus vaccine (mRNA-1893): All four cohorts (10 µg, 30 µg, 100 µg, 250 µg) of the Phase 1 study of mRNA-1893 have been dosed. In April, we announced positive data from the interim analysis from the 10 µg and 30 µg cohorts. The clinical trial population includes those who had not been infected by the Zika virus (flavivirus seronegative) and those who had previously been infected by the Zika virus (flavivirus seropositive). Participants were randomized to receive either placebo, 10, 30, 100 or 250 µg of mRNA-1893 on a dosing schedule of day 1 and day 29. This first planned interim analysis assessed safety and immunogenicity of the first two dose levels (10 and 30 µg) at day 57, 28 days after the second vaccination. Neutralizing antibody titers (levels of circulating antibodies that block infection) were assessed using Plague Reduction Neutralizing Test (PRNT50) and microneutralization assays (MN), which provide equivalent guidance for interpreting the neutralizing immune response.

In the flavivirus-seronegative group:

◦	Seroconversion rates after the second vaccination reached 94.4% in the 10 µg dose level and 100% in the 30 µg dose level, based on the PRNT50. MN data were consistent with PRNT50 data.

◦	A single vaccination of the 30 µg dose level was sufficient to seroconvert baseline flavivirus seronegative participants. However, there was a clear benefit of a two-dose series given 28 days apart.
In the flavivirus-seropositive group:

◦
The percentage of participants achieving a 4-fold boost in pre-existing PRNT50 titers after the second vaccination reached 50% in the 10 µg dose level and 75% in the 30 µg dose level, based on the PRNT50. MN data were consistent with PRNT50 data.

A safety analysis indicated that the 10 and 30 µg dose levels were both generally well tolerated. There were no vaccine-related serious adverse events. The most common solicited local adverse reaction was local pain at the injection site. The safety profile did not appear affected by the second vaccination or a flavivirus-positive baseline serostatus. One participant experienced a Grade 4 Prothrombin Test increase at day 29 with no clinical manifestations and was not considered related to mRNA-1893 administration.

For the 10 and 30 µg cohorts, further analysis of safety and immunogenicity at month 7 and month 13 is pending. The 100 and 250 µg dose cohort participants have received their second vaccination at day 29 without clinical trial disruptions due to COVID-19; interim analysis of safety and immunogenicity is pending.

•
Personalized cancer vaccine (PCV) (mRNA-4157): Patients continue to be dosed in the randomized Phase 2 clinical trial investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma.

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

•
Antibody against Chikungunya virus (mRNA-1944): We are conducting a Phase 1 dose-escalation study in healthy adults that is randomized and placebo-controlled. The objective is to evaluate the safety and tolerability of escalating doses (0.1, 0.3, 0.6, mg/kg dose levels, without dexamethasone included in the premedication regimen, a dose level cohort at 0.6 mg/kg dose level, with dexamethasone included in the premedication regimen, with 8 subjects per cohort) of mRNA-1944 administered via intravenous infusion. In addition, there is a dose level cohort in which subjects will be administered two IV infusions of 0.3 mg/kg, one infusion on Day 1 and another subsequent infusion on Day 8, without dexamethasone in the premedication regimen. No further dose escalation beyond 0.6 mg/kg is planned. Dose level cohorts 0.1, 0.3, 0.6 mg/kg without dexamethasone in the premedication regimen and dose level cohort 0.6 mg/kg with dexamethasone in the premedication regimen have been completed. Enrollment of further subjects in the Company’s chikungunya virus antibody trial (mRNA-1944) has been paused by the site due to the impact of COVID-19.

•	Methylmalonic Acidemia (MMA) (mRNA-3704): The FDA granted Fast Track designation for mRNA-3704. At this time, enrollment is paused for this study.

•	Propionic Acidemia (PA) (mRNA-3927): The FDA granted Fast Track designation for mRNA-3927. At this time, enrollment is paused for this study.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of potential mRNA medicines. Our revenue has been primarily derived from strategic alliances with Merck, Vertex and AstraZeneca, and from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation to discover, develop, and commercialize potential mRNA medicines.

Total revenue for the three months ended March 31, 2020 and 2019 was $8.4 million and $16.0 million, respectively, and was primarily comprised of collaboration revenue from our strategic alliances as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Collaboration revenue:
Merck	$976	$10,687
Vertex	2,056	2,614
AstraZeneca	1,270	814
Other	155	—
Total collaboration revenue	$4,457	$14,115

Cash received from strategic alliances was $9.4 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our strategic alliances as of March 31, 2020 and December 31, 2019 was $201.8 million and $202.3 million, respectively.

Grant revenue for the three months ended March 31, 2020 and 2019 were $3.9 million and $1.9 million, respectively, and was generated primarily from contracts with BARDA and the Gates Foundation, to develop mRNA medicine.

Our ability to generate revenue from sales of mRNA medicines and become profitable depends upon our ability to successfully develop and commercialize mRNA medicines. For the foreseeable future, we do not expect to generate revenue from product sales; provided, however, that the rapid acceleration of our work on mRNA-1273 may result in revenue to us, either based on sales of the product directly or through collaborators. In addition, we expect to continue to receive funding from our new contract with BARDA, which may result in significant additional amounts of revenue to Moderna during 2020. To the extent that existing or potential future strategic alliances generate revenue, our revenue may vary due to many uncertainties in the development of our mRNA medicines under these strategic alliances and other factors. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development efforts. We expect our programs to mature and advance to later stage clinical development, and we expect expenses to increase as we seek regulatory approvals for our investigational medicines and begin to commercialize any approved mRNA medicines.

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

•
expenses incurred under agreements with third parties, such as consultants, investigative sites, contract research organizations, or CROs, that conduct our preclinical studies and clinical trials, and in-licensing arrangements;

•
costs of acquiring, developing, and manufacturing materials for preclinical studies and clinical trials, including both internal manufacturing and third-party contract manufacturing organizations, or CMOs;

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
The following table reflects our research and development expenses, including direct program specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Program expenses by modality:
Prophylactic vaccines	$8,740	$20,262
Cancer vaccines	4,467	10,086
Intratumoral immuno-oncology	2,033	4,418
Localized regenerative therapeutics	—	8
Systemic secreted and cell surface therapeutics	692	4,633
Systemic intracellular therapeutics	7,195	6,743
Total program-specific expenses by modality (1)	23,127	46,150
Other research and development expenses:
Discovery programs	10,498	12,915
Platform research	21,586	24,497
Technical development and unallocated manufacturing expenses	29,138	21,185
Shared discovery and development expenses	18,752	14,883
Stock-based compensation	12,036	10,783
Total research and development expenses	$115,137	$130,413

__________

(1)
Include a total of 24 and 21 development candidates at March 31, 2020 and 2019, respectively. Program-specific expenses include external costs and allocated manufacturing costs of mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

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
A change in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development, including mRNA-1273 and mRNA-1647, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to continue to increase in the future as our investigational medicines progress through the development phases and as we identify and develop additional programs. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our investigational medicines, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time due to the early stage of development of our investigational medicines. Moreover, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

As we continue to progress mRNA-1273 through the development process in order to be useful during the current pandemic, we expect to incur significant additional expenses, including those related to clinical trials, expanding our manufacturing capabilities, regulatory filings and the related costs, expansion of our operations into foreign jurisdictions and commercialization and distribution efforts. At this time, the magnitude of these potential expenditures and whether or not they will be funded by third party contributions in whole or in part is not known. In connection with the new BARDA agreement to accelerate development of mRNA-1273, our revenue and expenses are expected to increase significantly. BARDA's funding is expected to offset those increased expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA.

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

We anticipate general and administrative expenses will increase as we continue to expand the number of programs in development and prepare for the potential earlier establishment of commercial activities both within and outside the United States. In addition, if we obtain regulatory approval for any of our investigational medicines, including the potential accelerated approval for mRNA-1273, and do not enter into one or more third-party commercialization collaboration and manufacturing arrangements, we will incur significant expenses related to building a regulatory, manufacturing, sales and marketing team to support medicine sales, marketing, and distribution activities.

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

General and administrative expenses, including IP-related expenses, were $24.1 million and $27.3 million for the three months ended March 31, 2020 and 2019, respectively. IP-related expenses, including our internal personnel-related costs, were $2.5 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. We did not incur litigation expenses related to our IP during the three months ended March 31, 2020 and 2019.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other expense, net

Other expense, net consists of interest expense, gains (losses) from the sale of investments in marketable securities, and other income and expense unrelated to our core operations. Interest expense is primarily derived from our finance lease related to our Moderna Technology Center manufacturing facility, or MTC South.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Form 10-K.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following tables summarize our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	$	%
Revenue:
Collaboration revenue	$4,457	$14,115	$(9,658)	(68)%
Grant revenue	3,932	1,910	2,022	106%
Total revenue	8,389	16,025	(7,636)	(48)%
Operating Expenses:
Research and development	115,137	130,413	(15,276)	(12)%
General and administrative	24,114	27,253	(3,139)	(12)%
Total operating expenses	139,251	157,666	(18,415)	(12)%
Loss from operations	(130,862)	(141,641)	10,779	(8)%
Interest income	7,852	10,972	(3,120)	(28)%
Other expense, net	(1,154)	(1,931)	777	(40)%
Loss before income taxes	(124,164)	(132,600)	8,436	(6)%
Provision for (benefit from) income taxes	66	(24)	90	(375)%
Net loss	$(124,230)	$(132,576)	$8,346	(6)%

Revenue

Total revenue decreased by $7.6 million, or 48%, for the three months ended March 31, 2020 compared to the same period in 2019, due to a decrease in collaboration revenue, partially offset by an increase in grant revenue. Collaboration revenue decreased by $9.7 million, or 68%, for the three months ended March 31, 2020 compared to the same period in 2019, mainly attributable to cumulative catch-up adjustments in revenue due to changes in estimated costs for our future performance obligations under the collaboration agreements with Merck and AstraZeneca, and a decrease in revenue from Merck, primarily driven by the timing of amortization of deferred revenue due to the satisfaction of our performance obligation. Grant revenue increased by $2.0 million, or 106%, or the three months ended March 31, 2020 compared to the same period in 2019, mainly due to an increase in revenue from BARDA.

Operating expenses

Research and development expenses

Research and development expenses decreased by $15.3 million, or 12%, for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily attributable to a decrease in lab supplies and materials of $15.2 million, a decrease in clinical trial and manufacturing costs of $4.5 million, and a decrease in consulting and outside services of $1.0 million. These decreases were partially offset by an increase in personnel related costs of $3.1 million, an increase in depreciation and amortization of $1.4 million and an increase in stock-based compensation of $1.3 million.

General and administrative expenses

General and administrative expenses decreased by $3.1 million, or 12%, for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was mainly due to a decrease in legal related costs of $1.6 million and a decrease in consulting and outside services of $1.5 million.

Interest income

Interest income decreased by $3.1 million, or 28%, for the three months ended March 31, 2020 compared to the same period in 2019. The decreases in interest income from our investments in marketable securities for the three month period was mainly attributable to adverse market conditions as a result of the coronavirus pandemic and its impact on global financial markets.

Other expense, net

The following table summarizes other expense, net for each period presented (in thousands):

	Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019	$	%
Gain (loss) on investments	$321	$(3)	$324	(10800)%
Interest expense	(1,666)	(1,533)	(133)	9%
Other income (expense), net	191	(395)	586	(148)%
Total other expense, net	$(1,154)	$(1,931)	$777	(40)%

Total other expense, net remained relatively flat for the three months ended March 31, 2020 compared to the same periods in 2019.

Liquidity and capital resources

We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. As of March 31, 2020, we had cash, cash equivalents and investments of $1.72 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of March 31, 2020, we had current and non-current investments of approximately $826.0 million and $502.5 million, respectively.

We began construction of our manufacturing facility in Massachusetts, MTC South, in the second half of 2016 and completed the construction during 2019. In the second quarter of 2019, we entered into an additional lease for office and laboratory space nearby, or MTC North. We started construction of MTC North in the fourth quarter of 2019. Our capital expenditures related to our MTC facilities were $6.2 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. Cash disbursements related to our MTC facilities were $2.1 million and $5.7 million for the three months ended March 31, 2020 and 2019.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(106,191)	$(144,268)
Investing activities	(316,018)	(11,759)
Financing activities	578,053	293
Net increase (decrease) in cash, cash equivalents and restricted cash	$155,844	$(155,734)

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

Net cash used in operating activities for the three months ended March 31, 2020 was $106.2 million and consisted of net loss of $124.2 million and non-cash adjustments of $28.5 million, minus a net change in assets and liabilities of $10.5 million. Non-cash items primarily included stock-based compensation of $20.4 million, and depreciation and amortization of $7.4 million. The net change in assets and liabilities was primarily due to an increase in right-of-use assets related to operating leases of $14.1 million, a decrease in accrued liabilities of $13.0 million, an increase in prepaid expenses and other assets of $4.3 million, an increase in accounts receivable of $1.9 million, and a decrease in deferred revenue of $0.5 million, partially offset by an increase in operating lease liabilities of $15.2 million, an increase in other liabilities of $5.7 million and an increase in accounts payable of $2.3 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $144.3 million and consisted of net loss of $132.6 million and non-cash adjustments of $24.8 million, minus a net change in assets and liabilities of $36.5 million. Non-cash items primarily included stock-based compensation of $18.5 million, depreciation and amortization of $7.3 million and amortization of investment premium and discount of $1.0 million. The net change in assets and liabilities was primarily due to a decrease in accrued liabilities of $32.6 million, a decrease in deferred revenue of $15.6 million and a decrease in operating lease liabilities of $1.8 million, partially offset by a decrease in accounts receivable of $6.0 million, an decrease in prepaid expense and other assets of $3.4 million, an increase in accounts payable of $1.7 million, a decrease of right-of use assets, operating lease of $1.6 million and an increase in other liabilities of $0.8 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the three months ended March 31, 2020 was $316.0 million, which included purchases of marketable securities of $621.3 million and purchases of property and equipment of $6.2 million, partially offset by proceeds from maturities of marketable securities of $269.7 million and proceeds from sales of marketable securities of $41.7 million.

Net cash used in investing activities for the three months ended March 31, 2019 was $11.8 million, which included purchases of marketable securities of $429.5 million, and purchases of property and equipment of $7.6 million, partially offset by proceeds from maturities of marketable securities of $403.9 million and proceeds from sales of marketable securities of $21.4 million.

Financing activities

We generated cash from financing activities of $578.1 million for the three months ended March 31, 2020, primarily from net proceeds from an equity offering of $549.5 million and net proceeds from the issuance of common stock through our equity plans of $28.4 million.

We had insignificant financing activities for the three months ended March 31, 2019.

Operation and funding requirements

Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $1.62 billion as of March 31, 2020. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. Our ongoing work on mRNA-1273 will require significant additional investment during 2020, some of which may not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we expect to continue to incur additional costs associated with operating as a public company driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualifies as an emerging growth company as of December 31, 2019.
We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including the expenses related to the ongoing coronavirus pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe that our cash, cash equivalents, and investments as of March 31, 2020, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

Until we can generate a sufficient amount of revenue from our programs, we expect to finance future cash needs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, potential future strategic alliances from which we receive upfront fees, milestone payments, and other forms of consideration, and marketing, manufacturing, distribution and licensing arrangements. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our investigational medicines, or slow down or cease work on one or more of our programs. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or investigational medicines or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition, and prospects.

Contractual Obligations

As of March 31, 2020, other than disclosed at Note 8 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

Off balance sheet arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents, and investments in marketable securities of $1.72 billion and $1.26 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper). Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.
We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2020, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operations and revenue generating activities are denominated in U.S. dollars. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2020 and 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 27, 2020.

Risks related to our business and creating a new class of medicines

*Our business may continue to be adversely affected by the ongoing coronavirus pandemic.

The outbreak of SARS-CoV-2, the novel strain of coronavirus that causes COVID-19, has evolved into a global pandemic. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The spread of COVID-19 has resulted in the delay and interruption of certain of our business operations. Many of our clinical trials have been affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed (or continue to be paused or delayed)
due to changes in hospital or university policies, federal, state or local regulations or restrictions, prioritization of hospital resources toward pandemic efforts, travel restrictions, concerns for patient safety in a pandemic environment, or other reasons related to the pandemic. As previously disclosed, certain of our clinical trials have already been adversely affected, including the suspension of enrollment for our hMPV/PIV3 trial (mRNA-1653) and the pausing of enrollment and new site initiation for our rare disease clinical trials with open Investigational New Drug (IND) applications, methylmalonic acidemia (mRNA-3704) and propionic acidemia (mRNA-3927). As COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to the Governor of the Commonwealth of Massachusetts’ order for the closure of non-essential businesses in Massachusetts, or the Non-Essential Business Closure, or from an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

Infections and deaths related to the pandemic have disrupted and may continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay U.S. Food and Drug Administration, or FDA, review and/or approval with respect to, our clinical trials. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our development candidates.

We currently utilize third parties to, among other things, manufacture raw materials, components, parts, and consumables, and to perform quality testing. For example, we are dependent on Lonza Ltd. to enable larger scale manufacture of our mRNA vaccine candidate (mRNA-1273) against the SARS-CoV-2 virus. We also manufacture our products and perform various services at our manufacturing facility. Certain of our third party manufacturers and suppliers may pause their operations in response to the COVID-19 outbreak or otherwise encounter delays in providing their services. If either we or any third-party manufacturers or third parties in the supply chain for materials used in the production of our development candidates are adversely impacted by restrictions resulting from the COVID-19 outbreak, including, but not limited to, the Non-Essential Business Closure, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations. In addition, delays and disruptions experienced by our strategic collaborators due to the COVID-19 outbreak could adversely impact the ability of such parties to fulfill their obligations, which could affect the clinical development or regulatory approvals of product candidates under joint control.

In response to the pandemic and in light of the Non-Essential Business Closure, we have closed our offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those essential employees required to execute their job responsibilities. Due to this shelter-in-place order and other mandated local travel restrictions, certain of our employees conducting non-essential research and development or manufacturing activities are not able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business, prospectus, operating results and financial condition, and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

*Our pursuit of mRNA-1273, a potential vaccine for the SARS-CoV-2, is at an early stage.  We may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the global outbreak of coronavirus, we are pursuing the rapid manufacture and clinical testing of mRNA-1273 in collaboration with the Vaccine Research Center and Division of Microbiology and Infectious Diseases of the National Institute of Allergy and Infectious Diseases or NIAID, part of the National Institutes of Health, or NIH. The Coalition for Epidemic Preparedness Innovations, or CEPI, has funded the current Good Manufacturing Practices, or cGMP, manufacture of the preliminary clinical batches of the vaccine, and NIAID is conducting Investigational New Drug-enabling, or IND-enabling, studies and is using such clinical batches to run the Phase 1 open-label clinical trial in the United States.  Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all. Additionally, our ability to develop an effective vaccine depends on the success of our scaled up manufacturing capability both at our own location and that of our manufacturing partner, which we have not previously tested and which will need to be funded by third parties in order to enable us to have sufficient capacity to respond to a global health challenge.  We are also committing financial resources and personnel to the development of mRNA-1273, including to support a scale-up of manufacturing to enable a potential pandemic response, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern.  Our business could be negatively impacted by our allocation of significant resources, including managerial and financial, to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our vaccine will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the product candidate, either in the United States or abroad.

Although we have a dedicated manufacturing facility, we do not have sufficient manufacturing infrastructure to support a global roll-out of mRNA-1273 on our own. For example, we are dependent on Lonza Ltd. to enable larger scale manufacture of mRNA-1273. As a result, we have formed a strategic collaboration with Lonza Ltd. and will need to form additional collaborations with third parties, including contract manufacturing organizations, government and non-government organizations, and other funding and manufacturing sources to do so. We have not previously ramped our organization for a commercial launch of any product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges such as distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills worldwide. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine. We may be unable to effectively create a supply chain for mRNA-1273 that will adequately support demand. Furthermore, we will encounter significant additional capital requirements as we move through clinical studies of mRNA-1273 and toward a potential commercial launch. While our collaboration with BARDA will help us meet these capital requirements, additional investment, whether from our own capital resources or through collaborations with others, will be necessary. We cannot guarantee that any of these new challenges and requirements will be met in a timely manner or at all.

In addition, another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies. In particular, given the widespread media attention on the current COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as fast as possible, including by Johnson & Johnson, GlaxoSmithKline, AstraZeneca, Sanofi and Pfizer. Those other entities may develop COVID-19 vaccines that are more effective than any we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our COVID-19 vaccine development efforts or to ultimately commercialize our vaccine, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

*We are devoting significant resources to the scale-up and development of mRNA-1273, including for use by the U.S. government and other global governmental and commercial partners.

We are working toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program. For instance, we received a commitment from the Biomedical Advanced Research and Development Authority, or BARDA, to fund up to $483 million for our late-stage clinical development programs (assuming the success of the NIAID’s Phase 1 clinical trial of mRNA-1273) and our initiation of a Phase 2 clinical trial of mRNA-1273 under our own IND in the second quarter of 2020, as well as the scale-up of mRNA-1273 manufacture in 2020 to enable potential pandemic response. To support the scale-up, we may need to divert significant resources to this program, including in connection with our hiring skilled manufacturing staff to expand manufacturing capacity, engineers to manage process scale-up, and clinical and regulatory staff to support clinical development, which would require diversion of resources from our other programs. To the extent our funding collaborators have discretion over the distribution from time to time of funding commitments, we may not ultimately receive the full amount of committed funds and could be exposed to urgent needs for additional funding to support our manufacturing activities. Our funding collaborators may also impose restrictions on or mandate input as to our conduct of clinical trials, manufacturing activities or distribution activities, which may cause delays in the event of disagreement. In addition, since the path to licensure of any vaccine against COVID-19 is unclear, we may have a widely used vaccine in circulation in the United States or another country prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for Moderna and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

*The regulatory pathway for mRNA-1273 is continually evolving, and may result in unexpected or unforeseen challenges.

To date, mRNA-1273 has moved rapidly through the FDA regulatory process. However, the speed at which all parties are moving to create, test and approve a vaccine for COVID-19 is highly unusual, and evolving or changing plans or priorities at the FDA, including based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway for mRNA-1273. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of clinical data may differ from our interpretation and the FDA may require that we conduct additional analyses.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization for mRNA-1273, we would be able to commercialize mRNA-1273 prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if mRNA-1273 is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide mRNA-1273 under an Emergency Use Authorization.

*We will need to seek and secure significant funding through financings or from other sources. Clinical data or trial execution that creates delays, setbacks, or failures in one or more of our programs or modalities or the entire pipeline could result in an impaired ability or inability to finance or fund the Company in the future.

We are currently advancing our pipeline of 23 development candidates across our 22 programs. Discovering development candidates and developing investigational medicines is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials (including cGMP materials), (iii) seek regulatory approvals for our investigational medicines, and (iv) launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing, and distribution organization. Furthermore, our ongoing work on mRNA-1273 will require significant additional investment during 2020 and beyond, some of which may not be reimbursed or otherwise paid for by our collaborators.

As of March 31, 2020, we had approximately $1.72 billion in cash, cash equivalents, and investments. We expect that our existing cash, cash equivalents, and investments will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to our development, manufacturing and commercialization of mRNA-1273, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our investigational medicines. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

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

•
the outcome, timing, and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities;

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

To date, we have financed our operations primarily through the sale of equity securities and revenue from strategic alliances and we cannot be certain that additional funding will be available to us on favorable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our operations, which we may never do, we expect to finance our future cash needs through a combination of public or private equity or debt offerings, structured financings, debt financings, collaborations, strategic alliances, sales of assets, licensing arrangements, and other marketing or distribution arrangements. Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational medicines. In addition, we cannot guarantee that future financing will be available in sufficient amounts, at the right time, on favorable terms, or at all. Negative clinical trial data or setbacks, or perceived setbacks, in our programs or with respect to our technology could impair our ability to raise additional financing on favorable terms, or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that may adversely affect our stockholders’ rights.

Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financings, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements, sales of assets or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our development candidates and investigational medicines, technologies, future revenue streams, or research programs. We also could be required to seek strategic collaborators for one or more of our current or future investigational medicines at an earlier stage than otherwise would be desirable or relinquish our rights to development candidates, investigational medicines, or IP that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts, at the right time, on favorable terms, or at all, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our products or investigational medicines, or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations, cause the price of our common stock to decline, and negatively impact our ability to fund operations.

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

We are creating a new class of medicines based on mRNA, to improve the lives of patients. From the beginning, we designed our strategy and operations to realize the full potential value and impact of mRNA over a long time horizon across a broad array of human diseases. We have made investments in our platform, infrastructure, and clinical capabilities that have enabled us to establish a large pipeline of development candidates, of which many are in clinical trials or have an open IND. As our development candidates and investigational medicines progress, we or others may determine that: certain of our risk allocation decisions were incorrect or insufficient; we made platform level technology mistakes; individual programs or our mRNA science in general has technology or biology risks that were unknown or under-appreciated; our choices on how to develop our infrastructure to support our scale will result in an inability to manufacture our investigational medicines for clinical trials or otherwise impair our manufacturing; or we have allocated resources in such a way that large investments are not recovered and capital allocation is not subject to rapid re-direction. All of these risks may relate to our current and future programs sharing similar science (including mRNA science) and infrastructure, and in the event material decisions in any of these areas turn out to have been incorrect or under-optimized, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of mRNA.

*No mRNA drug has been approved in this new potential class of medicines, and may never be approved as a result of efforts by others or us. mRNA drug development has substantial clinical development and regulatory risks due to the novel and unprecedented nature of this new class of medicines.

As a potential new class of medicines, no mRNA medicines have been approved to date by the FDA or other regulatory agency. Successful discovery and development of mRNA medicines by either us or our strategic collaborators is highly uncertain and depends on numerous factors, many of which are beyond our or their control. We have made and will continue to make a series of business decisions and take calculated risks to advance our development efforts and pipeline, including those related to mRNA technology, delivery technology, and manufacturing processes, which may be shown to be incorrect based on further work by us, our strategic collaborators, or others. To date, there has never been a Phase 3 trial or a commercialized product in which mRNA is the primary active ingredient. However, we expect that we will enter into a Phase 3 trial for each of mRNA-1273 (SARS-CoV-2) and mRNA-1647 (CMV) in the near term. Our mRNA investigational medicines that appear promising in the early phases of development may fail to advance, experience delays in the clinic, experience clinical holds, or fail to reach the market for many reasons, including:

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

•	adverse effects in any one of our clinical programs or adverse effects relating to our mRNA, or our lipid nanoparticles, or LNPs, may lead to delays in or termination of one or more of our programs;

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

Currently, mRNA is considered a gene therapy product by the FDA. Unlike certain gene therapies that irreversibly alter cell DNA and could act as a source of side effects, mRNA-based medicines are designed to not irreversibly change cell DNA; however, side effects observed in gene therapy could negatively impact the perception of mRNA medicines despite the differences in mechanism. In addition, because no product in which mRNA is the primary active ingredient has been approved, the regulatory pathway for approval is uncertain. The number and design of the clinical trials and preclinical studies required for the approval of these types of medicines have not been established, may be different from those required for gene therapy products, or may require safety testing like gene therapy products. Moreover, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one pharmaceutical product to the next, and may be difficult to predict.
*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We have incurred net losses in each year since our inception in 2009, including net losses of $514.0 million, $384.7 million and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $1.62 billion.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities and the development of our platform. To date, we have financed our operations primarily through the sale of equity securities and proceeds from strategic alliances and through grants from governmental and private organizations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, sales of assets, strategic alliances, or additional grants. We have not commenced or completed pivotal clinical trials for any of our programs in clinical trials, or investigational medicines, and it may be several years, if ever, before we or our strategic collaborators have an investigational medicine ready for commercialization. Even if we obtain regulatory approval to market an investigational medicine, our future revenues will depend upon the size of any markets in which our investigational medicines have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share in those markets. We may never achieve profitability.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue or expand our research or development of our programs in preclinical development;

•	continue or expand the scope of our mRNA clinical trials for our investigational medicines;

•	initiate additional preclinical, clinical, or other studies for our development candidates and investigational medicines, including under our strategic alliance agreements;

•
continue to invest in our platform to conduct research to identify novel mRNA technology improvements, including identifying novel methods of mRNA delivery, such as lipid nanoparticles, or LNPs, that improve distribution and uptake of mRNA to specific tissues;

•	change or add to internal manufacturing capacity or capability;

•	change or add additional manufacturers or suppliers;

•	add additional infrastructure to our quality control and quality assurance groups to support our operations as we progress our investigational medicines toward commercialization;

•	attract and retain skilled personnel, particularly in Cambridge and Norwood, Massachusetts and other global regions where we may establish operations;

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

*Our quarterly and annual operating results may fluctuate. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline and negatively impact our financing or funding ability as well as negatively impact our ability to exist as a standalone company.
Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

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

•
the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

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
Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including IND-enabling good laboratory practice, or GLP, toxicology testing, that support our planned INDs in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities (including yield, purity and stability data) to be included in the IND submission. CMC activities for a new class of medicines such as mRNA require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures as we scale up our manufacturing have occurred and may continue to occur. In addition, we have in the past and may in the future have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our preclinical or clinical development candidates. If we are required to produce new batches of our development candidates due to insufficient shelf life, it may delay the commencement or completion of preclinical studies or clinical trials of such development candidates. For example, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Clinical development is lengthy and uncertain, especially with a new class of medicines such as mRNA medicines. Clinical trials of our investigational medicines may be delayed, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could affect our ability to obtain and maintain sufficient funding and would have a material adverse impact on our platform or our business.
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

•
safety and efficacy concerns regarding one or more of our investigational medicines will be considered by us and by the FDA and other global regulations as we pursue clinical trials of new investigational medicines, develop effective informed consent documentation and work with IRBs and scientific review committees, or SRCs;

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

We depend on enrollment of participants in our clinical trials for our investigational medicines. We may find it difficult to enroll trial participants in our clinical trials, which could delay or prevent clinical trials of our investigational medicines. Identifying and qualifying trial participants to participate in clinical trials of our investigational medicines is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit trial participants to participate in testing our investigational medicines. Delays in enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our investigational medicines. If trial participants are unwilling to participate in our trials because of negative publicity from adverse events in our trials or other trials of similar products, or those related to specific therapeutic area, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting trial participants, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product, or termination of the clinical trials altogether.
We may not be able to identify, recruit, and enroll a sufficient number of trial participants, or those with required or desired characteristics to achieve diversity in a trial to complete our clinical trials in a timely manner. Patient and subject enrollment is affected by factors including:

•	severity of the disease under investigation;

•	complexity and design of the study protocol;

•	size of the patient population;

•	eligibility criteria for the study in question, including age-based eligibility criteria limiting subject enrollment to adolescent or pediatric populations;

•	proximity and availability of clinical study sites for prospective trial participants;

•	availability of competing therapies and clinical trials, including between our own clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	ability to monitor trial participants adequately during and after treatment;

•	ability to recruit clinical trial investigators with the appropriate competencies and experience;

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

Even if we are able to enroll trial participants, there is no guarantee that they will ultimately be dosed as part of, or complete, a clinical trial. For example, although we have announced that the first patient has been enrolled in the Phase 1/2 study of mRNA-3704 in patients with isolated methylmalonic acidemia, or MMA, due to MUT deficiency, there is no guarantee that this patient will ultimately be dosed as part of, or complete, the Phase 1/2 study.
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
There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. For instance, for MMA or PA, few clinical trials have been attempted. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents to address organic acidemias which may have utilized clinical endpoints that are less applicable to our efforts with our MMA and PA programs that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases.

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
Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future, and the implications for mRNA-based therapies is unknown. For example, the FDA has established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and convenes the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In the European Union, mRNA has been characterized as a Gene Therapy Medicinal Product. In certain countries, mRNA therapies have not yet been classified or any such classification is not known to us, specifically, in Japan, the Pharmaceuticals and Medical Devices Agency has not taken a position on the regulatory classification. Notwithstanding the differences between our mRNA investigational medicines and gene therapies, the classification of some of our mRNA investigational medicines as gene therapies in the United States, the European Union, and potentially other countries could adversely impact our ability to develop our investigational medicines, and could negatively impact our platform and our business. For instance, a clinical hold on gene therapy products across the field due to risks associated with altering cell DNA irreversibly may apply to our mRNA investigational medicines irrespective of the mechanistic differences between gene therapies and mRNA.
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

Designation as a breakthrough therapy is at the discretion of the FDA. Accordingly, even if we believe that one of our investigational medicines meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. Even if we are successful in obtaining accelerated approval in the United States or under comparable pathways in other jurisdictions, we may face requirements and limitations that will adversely affect our prospects. For example, we may be approved only for a very limited indication, we may not successfully complete required post-approval trials, such trials may not confirm the clinical benefit of our drug, or approval of the drug may be withdrawn. In addition, even if one or more of our investigational medicines qualify as breakthrough therapies, the FDA may later decide that the investigational medicine no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.
We have received Fast Track Designation for some of our investigational medicines and may seek Fast Track Designation for others. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address significant unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular investigational medicine is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 , or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of any development candidates and investigational medicines we may develop. Any mRNA medicine we may develop and the activities associated with its development and commercialization, including design, testing, manufacture, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and by comparable global health authorities. To obtain the requisite regulatory approvals to commercialize any of our investigational medicines, we and our strategic collaborators must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure, and potent or effective in humans, including the target population. Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization Application, or MAA, to the EMA, and similar marketing applications to comparable global regulatory authorities, for each investigational medicine and, consequently, the ultimate approval and commercial marketing of any investigational medicines.
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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the investigational medicines involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of an investigational medicine. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Additional delays or non-approval may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials, and the review process.
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

If we fail to comply with applicable regulatory requirements following approval of any of our investigational medicines, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval or revoke a license;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA or supplements to a BLA submitted by us;

•	seize product; or

•	refuse to allow us to enter into supply contracts, including government contracts.
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
Additionally, if we successfully obtain regulatory approval for an investigational medicine, the FDA or other regulatory authority could require us to adopt a Risk Evaluation and Mitigation Strategy to ensure that the benefits of treatment with such investigational medicine outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product that we develop, several potentially significant negative consequences could result, including:

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
If we are successful in gaining approval for any of our investigational medicines, we will continue to face significant regulatory oversight of the manufacturing and distribution of our products. Product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
Our ability to generate product revenue is dependent on the success of one or more of our development candidates or investigational medicines, each of which is at an early-stage of development and will require significant additional development and clinical testing before we can seek marketing approval and begin commercial sales.
Our ability to generate product revenue is highly dependent on our or our strategic collaborators’ ability to develop, obtain regulatory approval of, and successfully commercialize one or more of our development candidates or investigational medicines. Our development candidates and investigational medicines are in the early stages of development and will require additional clinical and nonclinical development, regulatory review, and approval in each jurisdiction in which we intend to market the products. In addition, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts will be required before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our investigational medicines, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the investigational medicines in humans. We cannot be certain that any of our investigational medicines will be successful in clinical trials and they may not receive regulatory approval even if they are successful in clinical trials. Even if approved, our investigational medicines also need to demonstrate health economic benefit in order to establish pricing and reimbursement. We may also need to conduct additional evaluation of safety and health outcomes in a post-approval setting.

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
In 2018, we completed construction of a new manufacturing facility, Moderna Technology Center, or MTC, in Norwood, Massachusetts that, among other things, is intended for cGMP manufacture of drug substance and drug product. While the design of the facility is based on current standards for biotechnology facilities, it has not been reviewed or pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. We have only recently begun producing drug substance and drug product at the MTC for our preclinical and clinical use. We could incur delays in implementing the full operational state of the facility, causing delays to clinical supply or extended use of third-party service providers, resulting in unplanned expenses. In constructing the MTC facility, we have incurred substantial expenditures, and expect to incur significant additional expenditures in validating and operating the facility in the future.
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

*We are subject to significant regulatory oversight with respect to manufacturing our mRNA investigational medicines. Our manufacturing facilities or the manufacturing facilities of our third-party manufacturers or suppliers may not meet regulatory requirements. Failure to meet cGMP requirements set forth in regulations promulgated by the FDA, EMA, and other global health authorities could result in significant delays in and costs of our products.
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

Regulatory authorities typically require representative manufacturing site inspections to assess adequate compliance with cGMP and manufacturing controls as described in the filing. If either we or one of our third-party manufacturing sites fails to provide sufficient quality assurance or control, the product approval to commercialize may not be granted. Inspections by regulatory authorities may occur at any time during the development or commercialization phase of products. The inspections may be product specific or facility specific for broader cGMP inspections or as a follow up to market or development issues that the regulatory agency may identify. Deficient inspection outcomes may influence the ability of our third-party manufacturers or suppliers to fulfill their supply obligations, impacting or delaying supply or delaying programs.
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
In addition, we may not have direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facility. In addition, to the extent that we rely on foreign contract manufacturers, including for mRNA-1273, we are or will be subject to additional risks, including the need to comply with import and export regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of investigational medicines or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and investigational medicines (including those of our strategic collaborators) and our overall business operations. Our potential future dependence upon others for the manufacture of our investigational medicines and raw materials may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.
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

We have built and installed custom manufacturing equipment for PCV that has been incorporated into a personalized vaccine unit in the MTC. This unit is currently operational and we are producing batches of PCV from our location and a third-party supplier’s. This equipment may not function as designed which may lead to deviations in the drug product being produced. This can lead to increased batch failure and the inability to supply patients enrolled in the clinical trial. If our clinical development plans are expanded, due to the custom nature of the equipment and single-use assemblies, we may not be able to supply this expanded need reliably without significant investments. In addition, there will be considerable time to scale up our facilities or build new facilities before we can begin to meet any commercial demand if our PCV product is approved. This expansion or addition of new facilities could also lead to product comparability issues which can further delay introduction of new capacity.
Because our PCVs are manufactured for each individual patient, we will be required to maintain a chain of identity with respect to each patient’s tissue sample, sequence data derived from such tissue sample, results of analysis of such patient’s genomic analysis, and the custom manufactured product for each patient. Maintaining such a chain of identity is difficult and complex, and failure to do so has in the past and may in the future result in product mix up, adverse patient outcomes, loss of product, or regulatory action including withdrawal of any approved products from the market. Further, as our PCV investigational medicine is developed through early-stage clinical trials to later-stage clinical trials towards approval and commercialization, we expect that multiple aspects of the complicated collection, analysis, manufacture, and delivery process will be modified in an effort to optimize processes and results. These changes may not achieve the intended objectives, and any of these changes could cause our PCVs to perform differently than we expect, potentially affecting the results of clinical trials.
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

If our strategic alliances do not result in the successful development and commercialization of programs, or if one of our strategic collaborators terminates its agreement with us, we may not receive any future research funding or milestone, earn-out, royalty, or other contingent payments under the strategic alliances. If we do not receive the funding we expect under these agreements, our development of investigational medicines could be delayed and we may need additional resources to develop our investigational medicines. In addition, in general our strategic collaborators have the right to terminate their agreements with us for convenience. A strategic collaborator has in the past terminated its agreement with us. If one of our strategic collaborators terminates its agreement with us, we may find it more difficult to attract new strategic collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our strategic collaborators.
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
mRNA medicines are a relatively new scientific field, the continued development and potential use of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain IP protection in the field. We have obtained grants and issuances of patents on mRNA medicines and our delivery technology. The issued patents and pending patent applications in the United States and in key markets around the world that we own, claim many different methods, compositions, and processes relating to the discovery, development, manufacture, and commercialization of mRNA medicines and our delivery technology, including LNPs.
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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other IP rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. In certain instances, we have instituted and may in the future institute inter partes review proceedings against issued U.S. patents and opposition proceedings against European patents owned by third parties in the field of mRNA medicines. We have a number of these proceedings ongoing against third-party patents related to RNA vaccinations and mRNA delivery. If we are unsuccessful in invalidating certain of the third-party patents that we are currently challenging, those third parties may attempt to assert those patents against us should certain of our investigational medicines obtain regulatory approval. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our development candidates may be subject to claims of infringement of the patent rights of third parties.
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
*Our reliance on government funding and collaboration from government and quasi-governmental entities for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.
The development of each of our Zika vaccine (mRNA-1893), our antibody against Chikungunya virus (mRNA-1944), and our Chikungunya vaccine (mRNA-1388), are currently being funded through subcontracts with funding from either the Biomedical

Advanced Research and Development Authority, or BARDA, or Defense Advanced Research Projects Agency, or DARPA. Our SARS-CoV-2 vaccine (mRNA-1273) is being developed in collaboration with NIAID, and NIAID plans to conduct IND-enabling studies and the NIH is conducting a Phase 1 open-label clinical trial of mRNA-1273 in the United States. CEPI has agreed to fund the manufacture of the preliminary clinical batches of mRNA-1273 and, if the Phase 1 clinical trial is successful, BARDA has agreed to fund the advancement of mRNA-1273 to FDA licensure. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and DARPA and our collaboration with NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Further, under these agreements we are subject to the obligations to and the rights of the U.S. government set forth in the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have rights in certain inventions developed under these government-funded programs, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors due to the complexity and uniqueness of our programs.

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

We may face competition in the United States for our development candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On

December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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
The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our investigational medicines, restrict or regulate post-approval activities, and affect our ability to commercialize any products for which we obtain marketing approval.
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

Risks related to our business and operations
*We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
As of March 31, 2020, we had approximately 850 full-time employees and, in connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of employees and the scope of our operations. To manage our anticipated development and expansion, including expansion outside of the United States, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities.
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
Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our investigational medicines. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research, preclinical, and clinical development of our development candidates and investigational medicines;

•	seeking and obtaining U.S. and foreign marketing approvals for investigational medicines for which we complete clinical trials;

•	developing a sustainable, stable, consistent, and transferable manufacturing process or processes for our development candidates and investigational medicines;

•	developing a sustainable, scalable, consistent, time sensitive, and transferable manufacturing process for our personalized cancer vaccine investigational medicine;

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
Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date that we are aware of, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition because of our approach to running multiple clinical trials in parallel, any breach of our computer systems may result in a loss of data or compromised data integrity across many of our programs in many stages of development. Any such breach, loss, or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, either under the General Data Protection Regulation, or GDPR, and relevant member state law in the European Union, other foreign laws, and the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other relevant state and federal privacy laws in the United States. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our investigational medicines could be delayed.
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

•
HIPAA and its implementing regulations, which create new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
The collection and use of personal health data in the European Union had previously been governed by the provisions of the Data Protection Directive, which has been replaced by the GDPR which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the European Union, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate our clinical trial activities in European Union member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in significant fines. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.
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
*Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including by the current coronavirus pandemic, or any other health epidemic. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our investigational medicines and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

*We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics or other business interruptions such as cybersecurity attacks and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or health epidemics could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, cybersecurity attack, health epidemic or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our manufacturing facilities or those of our third-party contract manufacturers, limited our ability to access or use our digital information systems or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse impact on our business.
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
*The investment of our cash, cash equivalents, and investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2020, we had approximately $1.72 billion in cash, cash equivalents, and investments. These investments are subject to general credit, liquidity, market, and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity, and financial condition.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards of $981.8 million and $978.8 million, respectively, a portion of which will begin to expire in 2030. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $45.6 million and $23.9 million, respectively, which begin to expire in 2030 and 2029, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. While federal net operating losses generated after December 31, 2018 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs or tax credits, or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. As of December 31, 2019, none of our NOLs or credits will expire due to Sections 382 and 383, however, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. In addition, the rules regarding timing of revenue and expense recognition for tax purposes in connection with various transactions we have are complex and uncertain in various respects and could be subject to challenge by taxing authorities. In the event any such challenge is sustained, the net operating losses could be materially reduced and/or we could be determined to be a material cash taxpayer for one or more years. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards.
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
Social media is increasingly being used to communicate about our research, development candidates, investigational medicines, and the diseases our development candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

Risks related to ownership of our common stock
*The price of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders.
Our stock price has been and in the future, may be subject to substantial volatility. For example, our stock traded within a range of a high price of $56.38 and a low price of $11.54 per share for the period of December 7, 2018, our first day of trading on the Nasdaq Global Select Market, through April 30, 2020. As a result of this volatility, our stockholders could incur substantial losses.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the Nasdaq listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ended December 31, 2019, we qualified as a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with our Annual Report on Form 10-K for the year ended December 31, 2019, we were required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act. or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.
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
As a general matter, we do not currently plan on providing forward-looking guidance regarding the expected timing of milestones in our business. We plan to report on the status of our programs, including the achievement of milestones and related data, on a retrospective basis, or as otherwise required by U.S. federal securities laws applicable to us, which may lead to speculation about our prospects that could have a material adverse effect on our business. If we do provide forward-looking guidance on the expected timing of milestones, we may not meet those timelines which may have a material adverse effect on our business.
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
Our executive officers, directors, five percent stockholders, and their affiliates beneficially owned approximately 40.8% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. For example, these stockholders, acting together, may be able to exert significant influence over matters such as elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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

*Our amended and restated by-laws designate the Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated by-laws, or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, or the Exchange Act. Our amended and restated by-laws further provide that the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware law. In light of the Delaware Supreme Court’s ruling, we intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims.We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, which may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith

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
May 7, 2020
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ Lorence Kim, M.D.
May 7, 2020
Lorence Kim, M.D.
Chief Financial Officer
(Principal Financial Officer)