Form 10-Q
period 2020-09-30
Moderna, Inc.
filed 2020-10-30
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of October 20, 2020, there were 395,710,105 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•our activities with respect to mRNA-1273, our investigational vaccine against SARS-CoV-2, the novel strain of coronavirus that causes COVID-19, including our plans and expectations regarding clinical development, manufacturing, pricing, commercialization, if approved, regulatory matters and third-party and governmental arrangements and potential arrangements;

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
•our ability to meet our obligations under supply agreements for our products, if approved;

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

ADDITIONAL INFORMATION

Our website, www.modernatx.com including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog; as well as our social media channels: Facebook, www.facebook.com/modernatx; Twitter, www.twitter.com/modernatx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared.

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,505,581	$235,876
Investments	1,770,721	867,124
Accounts receivable	190,501	5,369
Prepaid expenses and other current assets	109,376	19,403
Restricted cash	1,032	1,032
Total current assets	3,577,211	1,128,804
Investments, non-current	691,969	159,987
Property and equipment, net	276,909	201,495
Right-of-use assets, operating leases	91,684	86,414
Restricted cash, non-current	11,053	10,791
Other non-current assets	2,047	1,931
Total assets	$4,650,873	$1,589,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,521	$7,090
Accrued liabilities	208,832	67,652
Deferred revenue	1,234,506	63,310
Other current liabilities	9,702	5,063
Total current liabilities	1,473,561	143,115
Deferred revenue, non-current	207,768	138,995
Operating lease liabilities, non-current	98,954	93,675
Financing lease liabilities, non-current	108,609	38,689
Other non-current liabilities	2,183	138
Total liabilities	1,891,075	414,612
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 395,390,672 and 336,536,985 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	40	34
Additional paid-in capital	4,726,007	2,669,426
Accumulated other comprehensive income	4,784	1,804
Accumulated deficit	(1,971,033)	(1,496,454)
Total stockholders’ equity	2,759,798	1,174,810
Total liabilities and stockholders’ equity	$4,650,873	$1,589,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Revenue:
Grant revenue	$145,694	$3,708	$187,535	$8,671
Collaboration revenue	12,216	13,338	45,115	37,483
Total revenue	157,910	17,046	232,650	46,154
Operating expenses:
Research and development	344,486	119,637	611,479	378,355
General and administrative	48,541	28,173	109,277	83,913
Total operating expenses	393,027	147,810	720,756	462,268
Loss from operations	(235,117)	(130,764)	(488,106)	(416,114)
Interest income	5,571	9,252	20,515	30,546
Other expense, net	(3,226)	(1,881)	(5,910)	(5,689)
Loss before income taxes	(232,772)	(123,393)	(473,501)	(391,257)
Provision for (benefit from) income taxes	864	(178)	1,078	(526)
Net loss	$(233,636)	$(123,215)	$(474,579)	$(390,731)
Net loss per share, basic and diluted	$(0.59)	$(0.37)	$(1.26)	$(1.19)
Weighted average common shares used in net loss per share, basic and diluted	394,682,744	330,769,341	376,174,283	329,592,322
________
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Net loss	$(233,636)	$(123,215)	$(474,579)	$(390,731)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax of $0 and $25, for the three months ended September 30, 2020 and 2019, respectively, and net of tax of $0 and $1,173 for the nine months ended September 30, 2020 and 2019, respectively	(3,683)	168	1,878	4,243
Less: amounts recognized for net realized loss (gain) included in net loss	211	(79)	1,102	(93)
Total other comprehensive (loss) income	(3,472)	89	2,980	4,150
Comprehensive loss	$(237,108)	$(123,126)	$(471,599)	$(386,581)
______
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited, in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2020	393,277,267	$39	$4,675,987	$8,256	$(1,737,397)	$2,946,885
Vesting of restricted common stock units	43,374	—	—	—	—	—
Exercise of options to purchase common stock, net	2,070,031	1	26,814	—	—	26,815
Stock-based compensation	—	—	23,206	—	—	23,206
Unrealized loss on marketable securities	—	—	—	(3,472)	—	(3,472)
Net loss	—	—	—	—	(233,636)	(233,636)
Balance at September 30, 2020	395,390,672	$40	$4,726,007	$4,784	$(1,971,033)	$2,759,798

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit (1)	Total Stockholders’ Equity (1)
	Shares	Amount

Balance at June 30, 2019	329,958,172	$33	$2,582,134	$2,741	$(1,249,948)	$1,334,960
Vesting of restricted common stock	33,678	—	—	—	—	—
Exercise of options to purchase common stock, net	2,502,927	—	15,554	—	—	15,554
Stock-based compensation	—	—	20,804	—	—	20,804
Unrealized gain on marketable securities	—	—	—	89	—	89
Net loss	—	—	—	—	(123,215)	(123,215)
Balance at September 30, 2019	332,494,777	$33	$2,618,492	$2,830	$(1,373,163)	$1,248,192
_______
(1) Restated to conform to ASC 842. See accompanying Note 2.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	336,536,985	$34	$2,669,426	$1,804	$(1,496,454)	$1,174,810
Proceeds from public offering of common stock, net of issuance costs of $2,086	47,863,158	4	1,852,755	—	—	1,852,759
Vesting of restricted common stock units	203,488		—	—	—	—
Exercise of options to purchase common stock, net	10,613,303	2	133,367	—	—	133,369
Purchase of common stock under employee stock purchase plan	173,738	—	2,917	—	—	2,917
Stock-based compensation	—	—	67,542	—	—	67,542
Unrealized loss on marketable securities	—	—	—	2,980	—	2,980
Net loss	—	—	—	—	(474,579)	(474,579)
Balance at September 30, 2020	395,390,672	$40	$4,726,007	$4,784	$(1,971,033)	$2,759,798

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit (1)	Total Stockholders’ Equity (1)
	Shares	Amount

Balance at December 31, 2018	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Vesting of restricted common stock	141,153	—	—	—	—	—
Exercise of options to purchase common stock, net	3,554,720	—	19,541	—	—	19,541
Transition adjustment from adoption of ASC 606	—	—	—	—	27,984	27,984
Transition adjustment from adoption of ASC 842	—	—	—	—	(3,789)	(3,789)
Stock-based compensation	—	—	60,796	—	—	60,796
Unrealized gain on marketable securities	—	—	—	4,150	—	4,150
Net loss	—	—	—	—	(390,731)	(390,731)
Balance at September 30, 2019	332,494,777	$33	$2,618,492	$2,830	$(1,373,163)	$1,248,192

__________
(1) Restated to conform to ASC 842. See accompanying Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019 (1)
Operating activities
Net loss	$(474,579)	$(390,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	67,542	60,796
Depreciation and amortization	23,545	22,046
Amortization/accretion of investments	5,053	(3,428)
Loss on disposal of property and equipment	287	70
Changes in assets and liabilities:
Accounts receivable	(185,132)	4,369
Prepaid expenses and other assets	(67,994)	1,813
Right-of-use assets, operating leases	(13,117)	(7,970)
Accounts payable	13,633	(19,185)
Accrued liabilities	132,374	(8,253)
Deferred revenue	1,239,969	(32,795)
Operating lease liabilities	14,417	13,475
Other liabilities	6,684	(153)
Net cash provided by (used in) operating activities	762,682	(359,946)
Investing activities
Purchases of marketable securities	(2,326,141)	(949,277)
Proceeds from maturities of marketable securities	748,152	747,846
Proceeds from sales of marketable securities	140,337	81,030
Purchases of property and equipment	(44,147)	(24,892)
Net cash used in investing activities	(1,481,799)	(145,293)
Financing activities
Proceeds from public offerings of common stock, net of issuance costs	1,852,759	—
Proceeds from issuance of common stock through equity plans, net	133,369	19,541
Proceeds from purchase of common stock under employee stock purchase plan	2,917	—
Charges to financing lease liabilities	39	741
Net cash provided by financing activities	1,989,084	20,282
Net increase (decrease) in cash, cash equivalents and restricted cash	1,269,967	(484,957)
Cash, cash equivalents and restricted cash, beginning of year	247,699	670,491
Cash, cash equivalents and restricted cash, end of period	$1,517,666	$185,534
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$13,280	$1,863
Leasehold improvements included in prepaid and other current assets	$—	$6,310
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

Since inception, we have incurred significant net losses. As of September 30, 2020, we had an accumulated deficit of $1.97 billion. We may continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our platform research, drug discovery and clinical development, infrastructure and Research Engine and Early Development Engine, digital infrastructure, creation of a portfolio of intellectual property, pre-launch inventory buildup, expansion into global markets, and administrative support.

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

As a result, we expect we will need substantial additional funding to support our continued operations and pursue our growth strategy. Until we can generate significant revenue from potential mRNA medicines, if ever, we expect to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs. We believe that our cash, cash equivalents, and investments as of September 30, 2020 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those described in our 2019 Form 10-K, except for “Pre-Launch Inventory” and as noted within the “Recently Adopted Accounting Standards” section below.

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

The following tables summarize the effects of adopting ASC 842 on our condensed consolidated financial statements for the three and nine months ended September 30, 2019 (in thousands, except per share data):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		ASC 842			ASC 842
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Operating expenses:
Research and development	$119,715	$(78)	$119,637	$378,786	$(431)	$378,355
General and administrative	28,188	(15)	28,173	83,994	(81)	83,913
Total operating expenses	147,903	(93)	147,810	462,780	(512)	462,268
Loss from operations	(130,857)	93	(130,764)	(416,626)	512	(416,114)
Other expense, net	(1,767)	(114)	(1,881)	(5,351)	(338)	(5,689)
Loss before benefit from income taxes	(123,372)	(21)	(123,393)	(391,431)	174	(391,257)
Net loss	(123,194)	(21)	(123,215)	(390,905)	174	(390,731)
Net loss per share attributable to common stockholders, basic and diluted	(0.37)	—	(0.37)	(1.19)	—	(1.19)

	Nine Months Ended September 30, 2019
	Previously reported	ASC 842 Adjustment during the period	As adjusted
Operating activities
Net loss	$(390,905)	$174	$(390,731)
Depreciation and amortization	22,082	(36)	22,046
Prepaid expenses and other assets	(1,407)	3,220	1,813
Right-of-use assets, operating leases	—	(7,970)	(7,970)
Deferred lease obligation	3,844	(3,844)	—
Operating lease liabilities	—	13,475	13,475
Other liabilities	1,617	(1,770)	(153)
Net cash used in operating activities	(363,195)	3,249	(359,946)
Financing activities
Reimbursement of assets under lease financing obligation	3,678	(3,678)	—
Charges to financing lease obligation	—	741	741
Payments on financing lease obligation	312	(312)	—
Net cash provided by financing activities	23,531	(3,249)	20,282

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income for the period. Other comprehensive (loss) income consists of unrealized gains and losses on our investments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.

The components of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2020 are as follows (in thousands):

Unrealized (Loss) Gain on Available-for-Sale Debt Securities
Accumulated other comprehensive income, balance at December 31, 2019	$1,804
Other comprehensive loss	(7,931)
Accumulated other comprehensive loss, balance at March 31, 2020	(6,127)
Other comprehensive income	14,383
Accumulated other comprehensive income, balance at June 30, 2020	8,256
Other comprehensive loss	(3,472)
Accumulated other comprehensive income, balance at September 30, 2020	$4,784

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$1,505,581	$173,711
Restricted cash	1,032	1,032
Restricted cash, non-current	11,053	10,791
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,517,666	$185,534

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. We early adopted this standard in the second quarter of 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

3. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56.4 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing vaccines and therapeutics. As of September 30, 2020, the committed funding was $5.0 million, with an additional $51.4 million available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483.3 million to accelerate development of mRNA-1273, our vaccine candidate against the novel coronavirus. In July 2020, we amended our agreement with BARDA to provide for an additional commitment of up to $471.6 million to support late-stage clinical development of mRNA-1273, including the execution of a 30,000 participant Phase 3 study in the U.S. The amendment increased the maximum award from BARDA from $483.3 million to $954.9 million. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure. All contract options have been exercised. As of September 30, 2020, the remaining available funding net of revenue earned was $781.7 million.

In September 2016, we received an award of up to $125.8 million from BARDA, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of September 30, 2020, the remaining available funding net of revenue earned was $71.9 million, with an additional $8.4 million available if the final contract option is exercised.

In January 2016, we entered a global health project framework agreement with the Gates Foundation to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of September 30, 2020, the available funding net of revenue earned was $12.6 million, with up to an additional $80.0 million available if additional follow-on projects are approved.

The following tables summarize grant revenue and deferred grant revenue as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BARDA	$143,318	$1,135	$183,134	$4,500
Other grant revenue	2,376	2,573	4,401	4,171
Total grant revenue	$145,694	$3,708	$187,535	$8,671

	September 30,	December 31,
	2020	2019
Deferred grant revenue	$5,670	$1,496

4. Collaboration Revenue

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Collaboration Revenue by Strategic Collaborator:	2020	2019	2020	2019
AstraZeneca	$48	$3,724	$17,202	$4,726
Merck	6,718	9,110	18,060	28,456
Vertex	5,450	504	9,698	4,301
Other	—	—	155	—
Total collaboration revenue	$12,216	$13,338	$45,115	$37,483

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the nine months ended September 30, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	September 30, 2020
Contract Assets:
Accounts receivable	$1,972	$115,037	$(85,354)	$31,655
Contract Liabilities:
Deferred revenue	$199,528	$117,002	$(50,320)	$266,210

During the three and nine months ended September 30, 2020, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Amounts included in contract liabilities at the beginning of the period (1)	$13,263	$50,320
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	—	1,262
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

As of September 30, 2020, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $366.7 million.

AstraZeneca – Strategic Alliances in Cardiovascular and Oncology

2013 Option Agreement and Services and Collaboration Agreement

In March 2013, we entered into an Option Agreement, the AZ Option Agreement, and a related Services and Collaboration Agreement, the AZ Services Agreement, with AstraZeneca plc (AstraZeneca) to develop and commercialize potential therapeutic mRNA medicines directed at certain targets for the treatment of cardiovascular and cardiometabolic diseases and cancer, which were amended and restated in June 2018. We refer to these agreements in the forms that existed prior to the 2018 amendment and restatement as the 2013 AZ Agreements.

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

2013 Agreements with AstraZeneca, amended and restated in 2018

In June 2018, we entered into an Amended and Restated Option Agreement and a related Amended and Restated Services and Collaboration Agreement with AstraZeneca (2018 A&R Agreements), which amended and restated the 2013 AZ Agreements. Under the 2018 A&R Agreements, we granted AstraZeneca certain exclusive rights and licenses to research, develop and commercialize potential therapeutic mRNA medicines directed at certain targets for the treatment of cardiovascular and cardiometabolic diseases and cancer, and agreed to provide related services to AstraZeneca. The activities to be performed by the parties under the 2018 A&R Agreements are limited to defined biological targets in the cardiovascular and cardiometabolic fields and one defined target in the cancer field.

Please refer to our 2019 Form 10-K under the heading “Third-Party Strategic Alliances” for further description of each of the AstraZeneca collaboration agreements.

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	September 30,	December 31,
Combined 2018 AZ Agreements:	2020	2019
Upfront payments	$240,000	$240,000
Sublicense reimbursement	1,000	1,000
Toxicity milestone payment	60,000	60,000
Competition milestone payment	60,000	60,000
Estimated reimbursement for IL-12 manufacturing obligations	38,089	40,782
Total	$399,089	$401,782

We utilize the most likely amount method to determine the amount of reimbursement for IL-12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL-12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We re-evaluate the transaction price at the end of each reporting period. There was a $2.7 million decrease to the transaction price during the nine months ended September 30, 2020, resulting from a change in estimate of variable consideration.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction Price
Combined 2018 AZ Agreements:	September 30, 2020
Combined 2018 AZ Agreement performance obligation	$293,223
Preclinical development service - IL-12	8,133
Preclinical development service - oncology development target	8,133
Development and commercialization license and manufacturing obligation	88,009
Material right to receive development and commercialization rights	1,591
Total	$399,089
Remaining unsatisfied performance obligation	$104,945

As of September 30, 2020, $95.2 million of the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through December 31, 2029 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement.

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

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Combined AZ Agreements	$49	$3,552	$2,950	$4,580

The revenue recognized for the three and nine months ended September 30, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the period, offset by a cumulative catch-up adjustment of $1.4 million in the first quarter due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue at period end, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred (in thousands):

	September 30, 2020	December 31, 2019
Combined AZ Agreements	$72,266	$73,669

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	September 30,	December 31,
2016 VEGF Exercise:	2020	2019
Option exercise fee	$10,000	$10,000
Milestone payment	30,000	30,000
Sublicense reimbursement	2,250	2,250
Estimated reimbursement for clinical supply	18,062	15,621
Total	$60,312	$57,871

We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of September 30, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it is recognized as revenue based on the relative completion of the underlying performance obligation. There was a $2.4 million increase to the transaction price during the nine months ended September 30, 2020, resulting from a change in estimate of variable consideration.

The following table summarizes the total transaction price allocated to the single identified performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction Price
September 30, 2020
2016 VEGF Exercise combined performance obligation	$60,312
Remaining unsatisfied performance obligation	41,877

As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation that is unsatisfied is expected to be recognized as revenue through December 31, 2025.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2016 VEGF Exercise	$—	$172	$14,253	$146

The revenue recognized for the three and nine months ended September 30, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the period, offset by a cumulative catch-up adjustment in the first quarter of $0.4 million as a reduction of revenue due to changes in estimated costs for our future performance obligation associated with the 2016 VEGF Exercise.

The following table summarizes the balances of deferred revenue at period end, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the control of the supply is expected to be transferred for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
2016 VEGF Exercise	$29,335	$41,266

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

We did not recognize any revenue from the 2017 AZ Agreement for either of the three or nine month periods ended September 30, 2020 and 2019.

Merck – Strategic Alliances in Infectious Diseases and Cancer Vaccines

2015 Strategic Alliance with Merck – Infectious Disease

In January 2015, we entered into a Master Collaboration and License Agreement with Merck & Co., Inc (Merck), which was amended in each of January 2016, June 2016, and May 2019, and which we refer to, as amended, as the 2015 Merck Agreement. Pursuant to the 2015 Merck Agreement, we and Merck have agreed to research, develop, and commercialize potential mRNA medicines for the prevention of infections by RSV. Subsequent to the end of the third quarter of 2020, the Master Collaboration and License Agreement between us and Merck related to our collaboration on RSV was terminated by mutual agreement on October 7, 2020.

Please refer to our 2019 Form 10-K under the heading “Third-Party Strategic Alliances” for further description of the 2015 Merck Agreement.

Accounting Treatment

We determined that all aspects of amended 2015 Merck Agreement represent a transaction with a customer and therefore the amended 2015 Merck Agreement is accounted for in accordance with ASC 606. The four-year research period was complete as of December 31, 2018 and we recognized the total transaction price of $65.0 million (the $60.0 million in aggregate upfront payments and a $5.0 million payment pertaining to achievement of a development milestone) in full as we concluded there were no unsatisfied performance obligations pertaining to the amended 2015 Merck Agreement. Additionally, we concluded the following customer options are marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) research services during the three-year period following the initial four-year research period during which Merck may continue to preclinically and clinically develop product candidates and (ii) clinical mRNA supply for Phase 1 and Phase 2 and/or non-cGMP mRNA supply beyond the initial four-year research period. Therefore, such options would be accounted for as a separate contract if exercised by the customer. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of September 30, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties would be recognized when the related sales were to occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. If a milestone payment were to be included in the transaction price in the future, it would be recognized as revenue based on the relative completion of the underlying performance obligation.

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	September 30,	December 31,
2015 Merck Agreement:	2020	2019
Upfront payments	$60,000	$60,000
Development milestones	5,000	5,000
Reduction of reimbursements paid to Merck	(10,778)	(5,265)
Total	$54,222	$59,735

We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. For the nine months ended September 30, 2020, there was a $5.5 million deduction to the transaction price related to reimbursements paid to Merck for RSV vaccine Phase I clinical trial costs.

The following table summarizes the total transaction price allocated to the combined performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction Price
September 30, 2020
2015 Merck Agreement	$54,222
Remaining unsatisfied performance obligation	—

We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of September 30, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. When a milestone payment is included in the transaction price in the future, it will be recognized as revenue based on the relative completion of the underlying performance obligation.

The following table summarizes the revenue and contra-revenue recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contra-revenue under the May 2019 Amendment	$(1,074)	$(1,657)	$(5,513)	$(3,796)
Collaboration revenue under the 2015 Merck Agreement	—	(188)	12	666
Total contra-revenue	$(1,074)	$(1,845)	$(5,501)	$(3,130)

Contra-revenue recognized was related to consideration payable to Merck under the May 2019 Amendment. Collaboration revenue recognized was pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply is recognized as collaboration revenue at a point in time upon which control of supply is transferred to Merck for each delivery of the associated supply. We had no deferred revenue as of September 30, 2020 or December 31, 2019 from the amended 2015 Merck Agreement as all performance obligations under the amended 2015 Merck Agreement were completed as of December 31, 2018.

On October 7, 2020, the Master Collaboration and License Agreement between us and Merck related to our collaboration on RSV was terminated by mutual agreement. The termination did not have an impact to our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

Please refer to our 2019 Form 10-K under the heading “Third-Party Strategic Alliances” for further description of the Merck PCV/SAV Agreement.

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	September 30,	December 31,
PCV/SAV Agreement:	2020	2019
Upfront payment	$200,000	$200,000
Premium associated with the contemporaneous sale of Series H redeemable convertible preferred stock	13,050	13,050
Reimbursement for clinical supply	310	—
Total	$213,360	$213,050

We determined there are no other components of variable consideration that should be included in the transaction price as of September 30, 2020, as additional consideration to which we could be entitled is subject to Merck’s election to exercise a customer option that was deemed to be a marketing offer. We re-evaluate the transaction price at the end of each reporting period. During the nine months ended September 30, 2020, there was a $0.3 million increase to the transaction price from a reimbursement for clinical supply.

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

The following tables summarize the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction Price
PCV/SAV Agreement:	September 30, 2020
PCV performance obligation	$206,356
KRAS performance obligation	7,004
Total	$213,360
Remaining unsatisfied performance obligation	$60,548

We will recognize revenue related to amounts allocated to the PCV Performance Obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of research and development efforts. We recognize revenue related to the amounts allocated to the KRAS Performance Obligation based on the point in time upon which control of supply is transferred to Merck for each delivery of the associated supply. As of September 30, 2020, the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through December 31, 2024.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PCV/SAV Agreement	$7,792	$10,944	$23,561	$31,575

The revenue recognized during the three and nine months ended September 30, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance during the period, offset by a cumulative catch-up adjustment of $3.5 million in the first quarter due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
PCV/SAV Agreement	$60,548	$83,799

Vertex – 2016 Strategic Alliance in Cystic Fibrosis

In July 2016, we entered into a Strategic Collaboration and License Agreement, with Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals (Europe) Limited, together, Vertex, which we refer to as the Vertex Agreement. The Vertex Agreement, which was amended in July 2019, which we refer to as the 2019 Vertex Amendment, is aimed at the discovery and development of potential mRNA medicines for the treatment of cystic fibrosis (CF) by enabling cells in the lungs of people with CF to produce functional cystic fibrosis transmembrane conductance regulator (CFTR) proteins.

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

Please refer to our 2019 Form 10-K under the heading “Third-Party Strategic Alliances” for further description of the Vertex Agreement.

Accounting Treatment

As of September 30, 2020, all performance obligations under the 2019 Vertex Amendment were completed and the total transaction price of $4.5 million, comprised of the $2.0 million upfront payment and $2.5 million in research and development funding related to the research and development services and supply of non-cGMP mRNA, was fully recognized.

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

The following table summarizes the composition of the total transaction price for the First Extended Research Term at September 30, 2020 (in thousands):

Transaction Price
Vertex Agreement - First Extended Research Term:	September 30, 2020
Upfront payment	$4,000
Research and development	46,410
Total	$50,410

We utilize the most likely amount method to determine the amount of research and development funding to be received. As of September 30, 2020, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Vertex’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There was a $15.2 million increase to the transaction price during the nine months ended September 30, 2020, resulting from a change in the estimate of variable consideration.

The following table summarizes the total transaction price allocated to the single performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction Price
September 30, 2020
First Extended Research Term transaction price	$50,410
Remaining unsatisfied performance obligation	42,766

As of September 30, 2020 the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through the fourth quarter of 2021.

We recognize revenue related to amounts allocated to the single performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Vertex First Extended Research Term	$5,449	$—	$7,645	$—
Vertex Agreement/2019 Amendment	—	504	2,052	4,301
Total	$5,449	$504	$9,697	$4,301

The revenue recognized during the three and nine months ended September 30, 2020 includes the amortization of the deferred revenue due to the satisfaction of our performance during the period.

The following table summarizes the balances of deferred revenue, classified as current and non-current in the condensed consolidated balance sheets based on the term of the research period for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Vertex Agreement[1]	$4,061	$793
____________
(1) Balance as of December 31, 2019 represents deferred revenue related to the Vertex 2019 Amendment

Vertex —2020 Strategic Alliance in Cystic Fibrosis

In September 2020, we entered into a new Strategic Collaboration and License Agreement with Vertex (Vertex 2020 Agreement). The Vertex 2020 Agreement is aimed at the discovery and development of potential medicines to treat CF by delivering gene-editing therapies to lung cells to facilitate production of functional CFTR proteins.

The three-year research period of the Vertex 2020 Agreement will initially focus on the identification and optimization of novel LNPs and mRNAs that can deliver gene-editing therapies to cells in the lungs. Following the initial three-year period, Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Vertex is also obligated to pay us for research services in connection with our performance of certain activities in accordance with a jointly agreed research plan. Subject to customary “back-up” supply rights granted to Vertex, under the agreement, we are the exclusive manufacturer of related mRNA and LNPs for pre-clinical, clinical, and commercialization purposes.

Under the terms of the Vertex 2020 Agreement, we received a $75.0 million upfront payment from Vertex. We are eligible to receive up to $380.0 million in milestone payments upon the achievement of certain development, regulatory, and commercial milestone events with respect to any products that result from the strategic alliance, and Vertex will also pay us a tiered percentage of its gross profits derived from worldwide net sales of products arising from the strategic alliance.

During the term of the Vertex 2020 Agreement, we and Vertex have agreed to certain defined exclusivity obligations with respect to the development and commercialization of certain mRNA medicines.

Unless earlier terminated, the Vertex 2020 Agreement will continue until the expiration of all payment obligations. Vertex may terminate the Vertex 2020 Agreement for convenience upon 90 days’ prior written notice, except if termination relates to a product in a country where Vertex has received marketing approval; in such case, Vertex must provide 180 days’ prior written notice. Either party may terminate the Vertex 2020 Agreement upon the other party’s material breach, subject to specified notice and cure provisions. Each party may also terminate the Vertex 2020 Agreement in the event that the other party challenges the validity or enforceability of such party’s patent rights, subject to certain exceptions, or if the other party becomes insolvent.

Accounting Treatment

We determined that all aspects of the 2020 Vertex Agreement represent a transaction with a customer and therefore should be accounted for in accordance with ASC 606. We also determined that the 2020 Vertex Agreement should be accounted for separately from other Vertex Agreements as the agreements contemplate research on separate research candidates. We identified one performance obligation comprised of: (i) a research, development and commercialization license; and (ii) research and development services, including manufacturing and supply of non-cGMP mRNA, performed as part of the Initial Research Plan and the Additional Research Plan (collectively, the research period). We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA used in the performance of the research services, as Vertex cannot fully exploit the value of the license without receipt of such services and supply. Our services and supply involve specialized expertise, particularly as it relates to mRNA technology that is not available in the marketplace. Therefore, the license has been combined with the research and development services, including manufacturing and supply of non-cGMP supply, into a single performance obligation. Additionally, we concluded the provision of clinical mRNA supply and/or non-cGMP mRNA supply provided to Vertex at their option represents a customer option and is considered a marketing offer as such options did not provide any discounts or other rights that would be considered a material right in the arrangement. Such options will be accounted for as a separate contract upon the customer’s election.

The total transaction price was determined to be $75.0 million, comprised of the upfront payment. We utilize the most likely amount method to determine the amount of research and development funding to be received associated with the Additional Research Plan. Our funding estimate is based on our experience bringing research candidates to the point of nomination by our collaboration partners, including our experience with Vertex under separate transactions. We have fully constrained such amounts and will not include any expected funding in the transaction price until the scope of such services have been agreed to amongst the parties. We also utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. Further, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Vertex’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted, and therefore have also been excluded from the transaction price.

For the 2020 Vertex Agreement, the total transaction price was allocated entirely to a single performance obligation. We recognize revenue related to amounts allocated to the single performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts.

For the three and nine months ended September 30, 2020, we did not recognize any revenue associated with the 2020 Vertex Agreement. As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $75.0 million, which is expected to be recognized as revenue through the third quarter of 2023. We had deferred revenue of $75.0 million as of September 30, 2020, which is classified as current and non-current in the consolidated balance sheets based on the term of the research period.

Chiesi—2020 Collaboration and License Agreement with Chiesi

In September 2020, we entered into a Collaboration and License Agreement with Chiesi Farmaceutici S.P.A. (Chiesi), which we refer to as the Chiesi Agreement. The Chiesi Agreement is aimed at the discovery and development of potential mRNA medicines for the treatment of Pulmonary Arterial Hypertension (PAH), a rare disease characterized by high blood pressure in the arteries of the lungs.

Pursuant to the Chiesi Agreement, we lead discovery efforts during a four-year research period, leveraging our Platform technology and mRNA delivery expertise along with Chiesi’s scientific experience in PAH biology. Chiesi is responsible for conducting development and commercialization activities for candidates and products that arise from the collaboration, including the costs associated with such activities. Chiesi is also obligated to pay us for our performance of research activities during the research period in accordance with a jointly agreed research plan. Under the agreement, we are the exclusive manufacturer of related candidates and products for pre-clinical, clinical, and commercialization purposes.

Under the terms of the Chiesi Agreement, we are entitled to receive a $25.0 million upfront payment from Chiesi. Chiesi has the right to extend the initial four-year research period by one additional year by making an additional payment to us. We are eligible to receive up to $405.0 million in aggregate milestone payments upon the achievement of certain development, regulatory and commercial milestone events, and Chiesi will also pay us tiered double-digit royalties on worldwide net sales of products arising from the collaboration, subject to certain reductions, with an aggregate minimum floor.

During the term of the Chiesi Agreement, we and Chiesi have agreed to certain defined exclusivity with respect to the development and commercialization of certain mRNA medicines.

Accounting Treatment

We determined that all aspects of the Chiesi Agreement represent a transaction with a customer and therefore should be accounted for in accordance with ASC 606. We identified the following performance obligations in the Chiesi Agreement: (i) a research license and research and development services, including manufacturing and supply during the research period; (ii) a material right for the first product development and commercialization license; and (iii) a material right for the second product development and commercialization license. We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA, during the four-year research period, as Chiesi cannot fully exploit the value of the license without receipt of such services and supply. Our services and supply involve specialized expertise, particularly as it relates to mRNA technology that is not available in the marketplace. Therefore, the license has been combined with the research and development services, including manufacturing and supply of non-cGMP supply, into a single performance obligation. Additionally, we concluded the provision of clinical mRNA supply and/or non-cGMP mRNA supply beyond the four-year research period and the right to extend the research period for one additional year represent customer options and are considered marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement. Such options will be accounted for as a separate contract upon the customer’s election.

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

Transaction Price
Chiesi Agreement:	September 30, 2020
Upfront payment	$25,000
Estimated reimbursement for research and development	17,656
Total	$42,656

We utilize the most likely amount method to determine the amount of research and development funding to be received associated with the research period. We also utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. Further, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Chiesi’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-based commercial milestone payments and royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. We developed the estimated standalone selling price for the services and manufacturing and supply included in the performance obligation, as applicable, primarily based on the nature of the services to be performed and the goods to be manufactured and estimates of the associated costs, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. We developed the estimated standalone selling prices for the licenses included in the associated performance obligations based on an analysis of our other transactions with collaboration partners and third party comparable transactions. In developing such estimates, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. The estimated standalone selling price of the material rights to receive development and commercialization rights was developed by estimating the amount of discount that Chiesi would receive when exercising the option and adjusting such amount by the likelihood that the option will be exercised.

The following table summarizes the allocation of the transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Transaction price
Chiesi Agreement:	September 30, 2020
Research and development	$17,656
Material right for the first product development and commercialization license	17,500
Material right for the second product development and commercialization license	7,500
Total	$42,656
Remaining unsatisfied performance obligation	$42,656

We recognize revenue related to amounts allocated to the combined research license and research and development services performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts. We will recognize revenue associated with the material rights as revenue at the earlier of the exercise or expiry of the material rights.

For the three and nine months ended September 30, 2020, we did not recognize any revenue associated with the Chiesi Agreement. As of September 30, 2020, $17.7 million of the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through the third quarter of 2024 and $25.0 million is expected to be recognized as revenue at the earlier of the exercise or expiry of the material rights.

We had deferred revenue of $25.0 million as of September 30, 2020, classified as non-current in the consolidated balance sheets based on the term of the research period.

5. Contracts With Customers

U.S. Supply Agreement

In August 2020, we entered into a supply agreement with the U.S. Government, which we refer to as the U.S. Supply Agreement, for 100 million doses of our vaccine candidate against COVID-19, mRNA-1273, for a total award of up to $1.525 billion. The total award amount includes approximately $300.0 million of incentive payments which we will earn if an Emergency Use Authorization or a Biologics License Application, which we refer to as an EUA or a BLA, respectively, is received on or before January 31, 2021. We will receive such incentive payments as product is delivered to and accepted by the U.S. Government. Pursuant to the U.S. Supply Agreement, the U.S. Government made a $601.4 million upfront payment to us which represents approximately 50% of the fixed price per dose that we are entitled to receive for the committed 100 million doses. We will receive the remaining 50% of the fixed price per dose upon delivery and acceptance of the 100 million doses to the U.S. Government. We will secure, manage and maintain storage for up to 100 million doses of mRNA-1273 based on the specific requirements of the contract and deliver the product to the designated government facility in accordance with the U.S. Supply Agreement. We will be reimbursed for such services at a negotiated price prior to the first product delivery. The U.S. Government has the option to purchase up to an additional 400 million doses at a fixed price of $1.65 billion per 100 million doses by specified dates in the agreement. The U.S. Supply Agreement contains terms and conditions that are customary for U.S. Government agreements of this nature, including provisions giving the U.S. Government the right to terminate the agreement if the applicable Contracting Officer determines that a termination is in the U.S. Government’s interest. Following any such termination, we and the U.S. Government may agree upon the amount to be paid or remaining to be paid to us because of the termination.

Accounting Treatment

We determined that the U.S. Supply Agreement represents a transaction with a customer and therefore should be accounted for in accordance with ASC 606. We concluded that the delivery of each dose pursuant to the U.S. Supply Agreement represents a separate performance obligation and therefore we have multiple performance obligations under the contract. The U.S. Government options to purchase additional doses are considered marketing offers and will be accounted for as a separate contract upon the customer’s election.

The total transaction price for the U.S. Supply Agreement is $1.225 billion, which represents the fixed price for the 100 million doses ordered. We have fully constrained the $300.0 million incentive payments as such amounts are subject to our receipt of regulatory approval (an EUA or BLA). We have determined the upfront payment of $601.4 million received from the U.S. Government is non-refundable as we have incurred costs to date related to the U.S. Supply Agreement that exceed such amount. We will recognize revenue based on the fixed price per dose when control of the product has transferred and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory.

For the three and nine months ended September 30, 2020, we did not recognize any revenue associated with the U.S. Supply Agreement. As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is expected to be recognized as revenue within a year. As of September 30, 2020, we had deferred revenue of $601.4 million, classified as current deferred revenue in our condensed consolidated balance sheet. Timing of product manufacturing, delivery and receipt of marketing approval will determine the period in which revenue is recognized.

International Supply Agreements

In the third quarter of 2020, we entered into several supply agreements with international government agencies, including agencies from which we had previously received deposits in the second quarter of 2020, to supply such agencies with mRNA-1273, our vaccine candidate against COVID-19. Pursuant to the supply agreements, we have promised to provide a certain quantity of doses, which we refer to as the Ordered Amount, based on anticipated delivery schedules. Certain agreements provide the ability to increase an agency’s Ordered Amount during specific periods of time. Each agency may have to pay an upfront for its Ordered Amount, and can receive a partial refund based on contractual provisions in such supply agreement that generally involve delivery delays, certain failures (delivery failures, clinical failures or failure to obtain market approvals) or the discontinuation of our worldwide clinical development of mRNA-1273. As of September 30, 2020, we had received cash of $569.0 million associated with such international supply agreements. Each supply agreement contains delivery and acceptance instructions. We continue to work with each applicable agency to confirm our distribution channel to each territory covered by such agreement.

Accounting Treatment

We determined that each supply agreement represents a transaction with a customer and therefore should be accounted for in accordance with ASC 606. We concluded that the delivery of each dose pursuant to a supply agreement represents a separate performance obligation and therefore we have multiple performance obligations under each contract. Options to increase the Ordered Amount are considered marketing offers and each will be accounted for as a separate contract upon the customer’s election.

The total transaction price for each supply agreement equals the Ordered Amount multiplied by the fixed price per dose charged to the customer. Because the customer can reduce the Ordered Amount in certain circumstances based on the terms of the applicable supply agreement, we have concluded that the transaction price represents variable consideration. We have elected to not include sales and excise tax in the transaction price as an accounting election and any ancillary costs, to the extent billable to the customer, will be recorded as an offset to our related costs as such costs will be invoiced at cost. We will recognize revenue based on the fixed price per dose when control of the product has transferred to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory.

For the three and nine month periods ended September 30, 2020, we did not recognize any revenue associated with the international supply agreements. As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations is expected to be recognized as revenue within a year. As of September 30, 2020, we had deferred revenue of $569.0 million, classified as current deferred revenue in our condensed consolidated balance sheet. Timing of product manufacturing, delivery and receipt of marketing approval will determine the period in which revenue is recognized.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,505,579	$2	$—	$1,505,581	$1,505,581	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	161,097	46	(1)	161,142	—	152,649	8,493
U.S. treasury securities	130,495	385	(1)	130,879	—	81,607	49,272
Debt securities of U.S. government agencies and corporate entities	2,165,133	6,043	(507)	2,170,669	—	1,536,465	634,204
	$3,962,304	$6,476	$(509)	$3,968,271	$1,505,581	$1,770,721	$691,969

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$225,874	$—	$—	$225,874	$225,874	$—	$—
Available-for-sale:
Level 2:
Certificates of deposit	82,028	79	(6)	82,101	10,002	69,197	2,902
U.S. treasury securities	117,891	260	(2)	118,149	—	110,186	7,963
Debt securities of U.S. government agencies and corporate entities	834,187	2,708	(32)	836,863	—	687,741	149,122
	$1,259,980	$3,047	$(40)	$1,262,987	$235,876	$867,124	$159,987

The amortized cost and estimated fair value of marketable securities by contractual maturity at September 30, 2020 are as follows (in thousands):

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,766,834	$1,770,721
Due after one year through five years	689,891	691,969
Total	$2,456,725	$2,462,690

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any credit losses related to available-for-sale securities for the three and nine months ended September 30, 2020 and 2019.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by length of time the securities have been in an unrealized loss position at September 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2020:
Certificates of deposit	$(1)	$14,893	$—	$—	$(1)	$14,893
U.S. treasury securities	(1)	15,341	—	—	(1)	15,341
Debt securities of U.S. government agencies and corporate entities	(507)	729,249	—	—	(507)	729,249
Total	$(509)	$759,483	$—	$—	$(509)	$759,483

As of December 31, 2019:
Certificates of deposit	$(6)	$12,822	$—	$—	$(6)	$12,822
U.S. treasury securities	(2)	9,979	—	—	(2)	9,979
Debt securities of U.S. government agencies and corporate entities	(32)	62,360	—	—	(32)	62,360
Total	$(40)	$85,161	$—	$—	$(40)	$85,161

At September 30, 2020 and December 31, 2019, we held zero and 19 individual available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Down payments to manufacturing vendors	$23,990	$—
Other prepaid expenses	62,434	8,475
Tenant incentives receivables	12,941	4,093
Interest receivable on marketable securities	10,011	6,835
Prepaid expenses and other current assets	$109,376	$19,403

Property and Equipment, Net

Property and equipment, net, as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$113,326	$108,257
Leasehold improvements	163,793	152,426
Furniture, fixtures and other	4,613	3,316
Computer equipment and software	12,583	11,985
Internally developed software	7,020	7,020
Right-of-use asset, financing	56,348	9,853
Construction in progress	31,216	3,222
	388,899	296,079
Less: Accumulated depreciation	(111,990)	(94,584)
Property and equipment, net	$276,909	$201,495

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $8.5 million and $7.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $23.5 million and $22.0 million, respectively.

Accrued Liabilities

Accrued liabilities, as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Clinical trials	$44,554	$6,291
Development operations	24,187	2,567
Manufacturing	14,029	5,872
Other external goods and services	64,439	21,465
Compensation-related	48,788	27,428
Property and equipment	12,835	4,029
Accrued liabilities	$208,832	$67,652

Deferred Revenue

The following table summarizes the activities in deferred revenue for the nine months ended September 30, 2020 (in thousands):

Deferred Revenue
Balance at December 31, 2019	$202,305
Additions	1,293,370
Deductions	(53,401)
Balance at September 30, 2020	$1,442,274

In the third quarter of 2020, we entered into supply agreements with the U.S. Government and several other governmental agencies outside the United States related to the potential sale of doses of mRNA-1273. As of September 30, 2020, we had received deposits of $1.17 billion based on the supply agreements, which were recorded to deferred revenue (see Note 5). Our remaining deferred revenue was related to our collaboration agreements and grants (see Note 3 and Note 4).

8. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts, our Cambridge facility and our Moderna Technology Center (MTC), located in Norwood.

Operating Leases

Cambridge facility

We occupy a multi-building campus in Technology Square in Cambridge, Massachusetts with a mix of offices and research laboratory space totaling approximately 175,000 square feet. Our Cambridge facility leases have expiry ranges from 2020 to 2029.

In August 2019, we entered into an amendment to our lease agreements to consolidate our Technology Square space in Cambridge, Massachusetts. This included entering into a forward-starting lease agreement starting in January 2020 to acquire approximately 50,000 square feet of additional space at 200 Technology Square including space previously occupied under a sublease which expired on December 31, 2019. In addition, our current 200 Technology Square lease has been extended for two years to 2029. As part of the lease amendment, we completely exited our leased space of approximately 60,000 square feet at 500 Technology Square in May 2020.

We record operating lease cost for each of our operating leases on a straight-line basis from lease commencement date through the end of the lease term. Operating lease cost is recorded to operating expenses in our consolidated statements of operations.

Finance Leases

Moderna Technology Center manufacturing facility (MTC South)

In August 2016, we entered into a lease agreement for approximately 200,000 square feet of office, laboratory, and light manufacturing space, MTC South, in Norwood, Massachusetts. The lease will expire in September 2032. We have the option to extend the term for two extension periods of ten years each at market-based rents. The base rent is subject to increases over the term of the lease.

Moderna Technology Center North (MTC North)

In February 2019, we entered into a lease agreement for office and laboratory space of approximately 200,000 square feet, MTC North, located in Norwood, Massachusetts. The lease commenced in the second quarter of 2019 and had an initial expiration date of 2031. We have the option to extend the lease for up to four additional five-year terms. Contemporaneously, we entered into an agreement to sublease approximately 64 percent of the leased space to a third party. We have no rent obligations to the landlord for the space occupied by the third party. All sublease payments from the third party are paid directly to the landlord. In May 2020, we entered into an amendment to the lease whereby we exercised an option available in the original lease to receive a tenant improvement allowance in the amount of $22.2 million to be paid back over the term of the lease with interest and extend the term of the lease to 2035. In May 2020, we also amended our MTC North sublease agreement. As the result of that amendment, effective June 1, 2020, we obtained an additional, approximately 28,000 square feet, or 12 percent of the leased space in MTC North and the remainder of the space in July 2020 when the sublease expired. The lease modifications to MTC North in the second quarter of 2020 resulted in a change in lease classification, from operating to finance.

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Assets:
Right-of-use assets, operating, net (1) (2)	$91,684	$86,414
Right-of-use assets, financing, net (3) (4)	55,503	9,544
Total	$147,187	$95,958

Liabilities:
Current:
Operating lease liabilities (5)	$4,731	$3,584
Non-current:
Operating lease liabilities, non-current	98,954	93,675
Financing lease liabilities, non-current	108,609	38,689
Total non-current lease liabilities	207,563	132,364
Total	$212,294	$135,948
_______
(1) These assets are real estate related assets, which include land, office and laboratory spaces.
(2) Net of accumulated depreciation.
(3) These assets are real estate assets related to the MTC North and MTC South leases.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

The components of the lease costs for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$3,962	$3,872	$12,977	$11,614
Financing lease costs:
Amortization of right-of-use assets, financing leases	368	73	553	219
Interest expense for financing lease liabilities	2,843	1,644	6,385	4,901
Total financing lease costs	$3,211	$1,717	$6,938	$5,120
Variable lease costs	$1,120	$1,430	$3,618	$3,495

Supplemental cash flow information relating to our leases for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(11,314)	$(11,396)
Operating cash flows used in financing leases	(5,383)	(4,161)

Operating lease non-cash items:
Right-of-use assets reduced through lease modifications and reassessments	6,755	16,242
Right-of-use assets obtained in exchange for operating lease liabilities	17,107	26,839

Finance lease non-cash items:
Right-of-use assets obtained through lease modifications and reassessments	46,495	—
Charges to financing lease obligation	39	741

Future minimum lease payments under non-cancelable operating lease agreements at September 30, 2020, are as follows (in thousands):

Fiscal Year		Operating Leases (1)	Financing Leases (1)
2020	(remainder of the year)	$2,770	$1,858
2021		15,492	11,634
2022		15,913	11,848
2023		16,008	12,054
2024		16,168	12,279
Thereafter		110,167	440,552
Total minimum lease payments		176,518	490,225
Less amounts representing interest or imputed interest		(72,833)	(381,616)	(2)
Present value of lease liabilities		$103,685	$108,609
______
(1) Includes optional extensions in the MTC South lease term which represent a total of $10.3 million and $208.5 million un-discounted future lease payments in operating leases and financing leases, respectively. Includes optional extensions in the MTC North lease term which represent a total of $110.3 million un-discounted future lease payments in financing leases.
(2) MTC South interest is based on an imputed interest rate of 17.2%. MTC North interest is based upon an incremental borrowing rate of 8.2%.

9. Commitments and Contingencies

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million for both periods as of September 30, 2020 and December 31, 2019 (see Note 4).

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

We enter into indemnification provisions under our agreements with counterparties in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.

Through the three months ended September 30, 2020 and the year ended December 31, 2019, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

In May 2020, we entered into a 10-year strategic collaboration agreement with Lonza Ltd. to enable larger scale manufacture for our mRNA vaccine candidate, mRNA-1273, against the SARS-CoV-2 virus and additional Moderna products in the future. This agreement was reflected in the Global Long Term Agreement entered into between Moderna and Lonza on September 4, 2020. Under the terms of the agreement, we plan to establish dedicated manufacturing suites at Lonza’s facilities in the United States and Switzerland for the manufacture of mRNA-1273 at both sites. Certain arrangements under this strategic collaboration agreement are within the scope of lease accounting (Lonza leases). However, we did not recognize any right-of-use assets or lease liabilities related to Lonza leases as of September 30, 2020, as the leases had not yet commenced or the lease terms were less than 12 months. The non-cancelable contractual obligations related to the Lonza agreement, including the early termination fees, are included in our non-cancelable purchase commitments related to supply and manufacturing agreements of $613.9 million below.

We enter into agreements in the normal course of business with vendors for preclinical research studies and clinical trials and with contract manufacturing organizations (CMOs) for supply and manufacturing. As of September 30, 2020, we had $16.9 million of non-cancelable purchase commitments for clinical services which are expected to be paid from 2020 to 2023. As of September 30, 2020, we had $613.9 million of non-cancelable purchase commitments related to supply and manufacturing agreements which are expected to be paid through 2021. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At September 30, 2020 and December 31, 2019, we had cancelable open purchase orders of $747.9 million and $105.9 million, respectively, in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at September 30, 2020 and December 31, 2019, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

10. Shareholders' Equity

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

On February 14, 2020, we sold 26,315,790 shares of common stock at a price of $19.00 per share through a public equity offering. The aggregate net proceeds from the offering were $477.7 million, net of underwriting discounts, commissions and offering expenses. In addition, the underwriters exercised their options to purchase an additional 3,947,368 shares of common stock at the public offering price less underwriting discounts, resulting in additional net proceeds of $71.8 million.

On May 21, 2020, we sold 17,600,000 shares of common stock at a price of $76.00 per share through a public equity offering. The aggregate net proceeds from the offering were $1.30 billion, net of underwriting discounts, commissions and offering expenses.

11. Stock-Based Compensation

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

In connection with the IPO, we adopted the 2018 Stock Option and Incentive Plan (the 2018 Equity Plan) in November 2018. The 2018 Equity Plan became effective on the date immediately prior to the effective date of the IPO and replaced our 2016 Plan. The 2018 Equity Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce. We have initially reserved 13,000,000 shares of our common stock for the issuance of awards under the 2018 Equity Plan. The 2018 Equity Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4 percent of the outstanding number of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Equity Plan and the 2016 Plan will be added back to the shares of common stock available for issuance under the 2018 Equity Plan.

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

As of September 30, 2020, we had a total of 67.5 million shares reserved for future issuance under our Equity Plans, of which 39.4 million shares were reserved for equity awards previously granted, and 28.1 million shares were available for future grants under the 2018 Equity Plan. No additional awards will be granted under the 2016 Equity Plan as it was replaced by the 2018 Equity Plan.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity during the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at Outstanding at December 31, 2019	45,536,915	$13.82	$7.35	7.2 years	$286,310
Granted	4,809,336	33.79	18.10
Exercised	(10,613,303)	12.57	6.32
Canceled/forfeited	(2,471,131)	17.78	10.39
Outstanding at September 30, 2020	37,261,817	16.49	8.82	7.0 years	2,022,154
Exercisable at September 30, 2020	18,348,695	10.96	5.61	5.6 years	1,097,117
Expected to vest at September 30, 2020	18,913,122	21.86	11.94	8.3 years	926,598
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of September 30, 2020.

For the nine months ended September 30, 2020, 10.6 million stock options were exercised. The total intrinsic value of options exercised was $434.9 million for the nine months ended September 30, 2020. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $133.4 million for the nine months ended September 30, 2020.

Restricted Common Stock Units

We have granted restricted stock unit awards generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2020:

	Units	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2019	1,177,249	$19.01
Issued	1,386,066	34.29
Vested	(203,488)	20.46
Canceled/forfeited	(187,650)	22.69
Outstanding, non-vested at September 30, 2020	2,172,177	28.37

2018 Employee Stock Purchase Plan

In November 2018, we adopted our 2018 Employee Stock Purchase Plan (ESPP), which became effective on December 5, 2018. The ESPP initially reserved and authorized the issuance of up to a total of 810,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, by the lesser of 3,240,000 shares of common stock, one percent of the outstanding number of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. We make one or more offerings, consisting of one or more purchase periods, each year to our employees to purchase shares under the ESPP. Offerings usually begin every six months and will continue for six-month periods, referred to as offering periods. The purchase price at which shares are sold under the ESPP is equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were 173,738 shares sold at an average price of $16.80 per share under the ESPP during the nine months ended September 30, 2020. As of September 30, 2020, 3.7 million shares were available for future issuance under the ESPP.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans and share purchases under our ESPP are determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options and ESPP granted for the nine months ended September 30, 2020 and 2019 are as follows:

	Weighted Average
	Nine Months Ended September 30,
	2020	2019
Options:
Risk-free interest rate	0.85%	2.39%
Expected term	6.11 years	6.07 years
Expected volatility	57.82%	62%
Expected dividends	—%	—%
Weighted average fair value per share	$18.10	$11.71

ESPP:
Risk-free interest rate	0.18%	2.31%
Expected term	0.50 years	0.50 years
Expected volatility	65%	50%
Expected dividends	—%	—%
Weighted average fair value per share	$20.64	$19.85

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	$18,924	$18,994	$57,365	$56,475
Restricted common stock units	3,404	1,291	8,098	3,628
ESPP	878	519	2,079	693
Total	$23,206	$20,804	$67,542	$60,796
Research and development	$14,022	$12,616	$40,761	$36,268
General and administrative	9,184	8,188	26,781	24,528
Total	$23,206	$20,804	$67,542	$60,796

As of September 30, 2020, there was $236.9 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 2.98 years at September 30, 2020.

12. Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. Valuation allowances are provided when the expected realization of deferred tax assets does not meet a “more likely than not” criterion. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. We continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence.

During the three and nine months ended September 30, 2020, we recorded an income tax provision of $0.9 million and $1.1 million, respectively, primarily related to withholding taxes on a foreign collaboration agreement upfront payment. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2019.

13. Net Loss per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(233,636)	$(123,215)	$(474,579)	$(390,731)
Denominator:
Weighted average common shares used in net loss per share, basic and diluted	394,682,744	330,769,341	376,174,283	329,592,322
Net loss per share, basic and diluted	$(0.59)	$(0.37)	$(1.26)	$(1.19)

The following common stock equivalents, presented based on amounts outstanding as of September 30, 2020 and 2019, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	September 30,
	2020	2019
Stock options	37,261,817	48,962,655
Restricted common stock	—	21,564
Restricted common stock units	2,172,177	1,659,187
	39,433,994	50,643,406

14. Subsequent Events

Subsequent to September 30, 2020, we entered into an additional supply agreement with an international government agency to provide mRNA-1273 supply, our vaccine candidate against COVID-19, up to 50.0 million doses.

On October 7, 2020, the Master Collaboration and License Agreement between us and Merck related to our collaboration on RSV was terminated by mutual agreement. The termination did not have an impact to our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

In May 2020, we completed a public equity offering, resulting in net proceeds of $1.30 billion, net of underwriting discount, commission and offering expenses. This additional funding has enabled us to substantially expand our manufacturing network, purchase the required capital equipment, hire appropriate global staff and secure the raw materials and other consumables to manufacture substantial doses of mRNA-1273.

mRNA-1273 is currently being tested in several clinical trials, some of which are in collaboration with NIAID. In May and July 2020, we announced positive interim data from the NIH-led Phase 1 study of mRNA-1273. The Phase 2 placebo-controlled, dose-confirmation study of mRNA-1273 completed enrollment in early July 2020, and enrollment in the Phase 3 study of mRNA-1273 began on July 27, 2020 and completed on October 22, 2020.

We have entered into supply agreements with the United States government and several other governmental agencies outside the United States related to the potential sale of doses of mRNA-1273 should the product be approved by the relevant regulatory requirements in each such country. Under these agreements, we have received upfront deposits for our future mRNA-1273 vaccine supply, initially recorded as deferred revenue. As of September 30, 2020, we had approximately $1.17 billion in deferred revenue in connection with such deposits. We will recognize revenue when revenue recognition criteria have been met. As such, in the event that mRNA-1273 is approved for distribution, we may expect to capitalize inventory costs and record revenue related to product sales during 2020. Pre-launch inventory costs are expensed in the period incurred and included in research and development expense. Our initial product gross margin may be higher as our pre-launch inventory costs will not be included in cost of goods sold. We currently anticipate that our production of mRNA-1273 will be approximately 20 million doses by the end of 2020, and that our total production of mRNA-1273 will be in the range of between 500 million and 1 billion doses during 2021.

COVID-19 has resulted in a significant burden of disease for the worldwide population, especially those with pre-existing diseases and other comorbid conditions such as cardiovascular disease, diabetes, chronic kidney disease, chronic lung disease and obesity. In determining the pricing for a potentially approved vaccine, we considered a health economic assessment framework that uses standard metrics like the incremental cost effectiveness ratio (ICER) and the standard willingness to pay thresholds as judged by quality adjusted life years (QALY) gained from a therapy. This analysis does not reflect the costs of factors like social disruption and economic loss. This assessment has resulted in a potential assigned value to an effective COVID-19 vaccine on an ICER basis with a QALY of $50,000 that ranges from $300 per 2-dose course to $725 per 2-dose course, with the value dependent on the age category and the epidemiology of the disease, depending on whether the spread continues on the current trajectory or there is increased transmission of COVID-19. With these values in mind, our approach during the pandemic period has resulted in our working to develop a safe and effective vaccine and to price that vaccine well below its value during the pandemic period. Through the end of the third quarter, we have entered into smaller volume agreements, primarily with governments outside the U.S., executed at $32-$37 per dose or $64-$74 per 2-dose course. In August 2020, we announced an agreement to supply the U.S. government with an initial supply of 100 million doses of mRNA-1273 at $12.25 per dose or $24.50 per 2-dose course (exclusive of the aforementioned BARDA funding and potential incentives, which together would bring the price per dose to $24.80 per dose, or $49.60 per 2-dose course if the incentives are achieved). The U.S. government also has an option to purchase up to an additional 400 million doses (in four 100 million dose increments) at $16.50 per dose. Future larger volume agreements, if any, may result in a lower price per dose than the $32-$37 per dose previously negotiated with governments outside the U.S. As and if the pandemic recedes and the world enters an endemic period where a vaccine against COVID-19 is still required, we expect that our vaccine will be priced in-line with other innovative vaccines and will be dependent on market forces, including vaccine efficacy and number of competitors. During the endemic period, we expect to use traditional approaches to vaccine pricing, sale and distribution.

We have a diverse development pipeline, and the broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of September 30, 2020, we had cash, cash equivalents, and investments of approximately $3.97 billion. We use this capital to fund operations and investing activities for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable our research engine and early development engine (which includes our Moderna Technology Center), our digital infrastructure, creation of our portfolio of intellectual property, pre-launch inventory buildup, expansion into global markets and administrative support.

Since our inception, we have incurred significant operating losses. Our net loss was $514.0 million and $384.7 million for the years ended December 31, 2019 and 2018, respectively. Our net loss was $233.6 million and $474.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, our accumulated deficit was $1.97 billion.

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

The ultimate impacts of COVID-19 on our business are currently unknown. In March 2020, we announced that, based on the special concerns for the safety and health of pediatric patients and their caregivers, and the risks of disruption to the integrity of trials from COVID-19, we decided to pause new enrollment of our Phase 1 rare disease clinical trials (mRNA-3704 for MMA, mRNA-3927 for PA) and our age de-escalation trial for our pediatric respiratory vaccine (mRNA-1653 for hMPV/PIV3). We have restarted enrollment for the age de-escalation trail for mRNA-1653 and start-up activities for mRNA-3927 have resumed. We will continue to evaluate the status of other trials as the COVID-19 situation evolves, and we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders (see further updates under “Key Development Updates for our Other Development Candidates” below). We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Our Pipeline
This section describes the pipeline that has emerged thus far from the combination of our strategy, our platform, our infrastructure, and the resources we have amassed.
Since we nominated our first program in late 2014, we and our strategic collaborators have advanced in parallel a diverse development pipeline which currently consists of 21 development candidates. Since December 2015, we have dosed over 32,000 subjects in our clinical trials, including our Phase 3 trial of mRNA-1273, which started in late July and completed enrollment and dosing of 30,000 people with our vaccine or placebo on October 22, 2020.

A modality is a group of potential mRNA medicines with shared product features, and the associated combination of mRNA technologies, delivery technologies, and manufacturing processes. Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca, Merck, and Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, including BARDA, DARPA, the NIH, CEPI and the Bill & Melinda Gates Foundation, or the Gates Foundation.

The following chart shows our current pipeline of 21 development candidates, grouped into modalities-first the two core modalities where we believe we have reduced the technology risk, followed by the four exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines.

Abbreviations: IL-12, interleukin 12; IL-23, interleukin 23; IL-36γ, interleukin 36 gamma; VEGF-A, vascular endothelial growth factor A.
The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 21 development candidates. These span 26 different proteins or protein complexes: 11 different antigens (including virus-like particles) for infectious disease vaccines; two different cancer vaccines, one personalized cancer vaccine addressing neoantigens and one for a shared cancer antigen; four different immuno-modulator targets (including membrane and systemically secreted proteins) for immuno-oncology programs; one secreted, local regenerative factor for a heart failure program; four secreted or cell surface proteins of diverse biology (an antibody, an engineered protein hormone, a secreted cytokine and a cell surface receptor); and four intracellular enzymes for rare disease programs.

The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.
We have developed six modalities, which are summarized as follows:

•Prophylactic vaccines: Our prophylactic vaccines modality currently includes seven programs, six of which have entered into clinical trials. Across our historical vaccine development, we have demonstrated desired pharmacology, in the form of immunogenicity, in the positive Phase 1 clinical trials for the following eight programs: H10N8 vaccine (mRNA-1440), H7N9 vaccine (mRNA-1851), RSV vaccine (mRNA-1777), Chikungunya vaccine (mRNA-1388), human metapneumovirus (hMPV)/parainfluenza virus type 3 (PIV3) vaccine (mRNA-1653), Zika vaccine (mRNA-1893), CMV vaccine (mRNA-1647) and COVID-19 vaccine (mRNA-1273). We have ongoing Phase 1 trials for the Zika vaccine (mRNA-1893), pediatric RSV vaccine (mRNA-1345), hMPV/PIV3 vaccine (mRNA-1653) and Merck is conducting a Phase 1 trial for an additional RSV vaccine (mRNA-1172), which will be transitioned to Moderna after completion. Our COVID-19 vaccine (mRNA-1273) is described in detail below. In addition to the seven programs being developed, the H10N8 vaccine (mRNA-1440) and Chikungunya vaccine (mRNA-1388) are two public health programs that are not being further developed without government or other funding.

•Systemic secreted therapeutics: We have four systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include our antibody against Chikungunya virus (mRNA-1944), Relaxin (AZD7970) for the treatment of heart failure, PD-L1 (mRNA-6981) for autoimmune hepatitis and IL-2 (mRNA-6231) for autoimmune disorders. Our antibody against Chikungunya virus (mRNA-1944) has had positive Phase 1 readouts to date. In September 2020, we announced positive interim data from the Phase 1 study evaluating escalating doses of mRNA-1944 in the 0.6 mg/kg dose with steroid premedication cohort and two doses of 0.3 mg/kg (without steroid premedication) given one week apart cohort. mRNA-1944 was generally safe and well tolerated. No SAEs were reported; the most common adverse events were headache, nausea, myalgia, dizziness and chills. Administration of mRNA-1944 resulted in dose-dependent increases in levels of antibody against chikungunya (CHKV-24). Neutralizing antibodies were observed at all dose levels, indicating functional antibody production by mRNA-1944. Safety and increased CHKV-IgG production in the two-dose regimen shows the platform’s ability for repeat dosing. The remaining programs for Relaxin (AZD7970) and IL-2 (mRNA-6231) are currently in preclinical development. We have a cell surface therapeutic program in this modality, PD-L1 (mRNA-6981) for autoimmune hepatitis, which is currently in preclinical development.

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

•Systemic intracellular therapeutics: We have four systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address propionic acidemia, or PA (mRNA-3927), methylmalonic acidemia, or MMA (mRNA-3705), phenylketonuria, or PKU (mRNA-3283), and glycogen storage disorder type 1a, or GSD1a (mRNA-3745). We have an open IND for mRNA-3927 for a planned Phase 1/2 trial. During a COVID-19 related pause, we implemented changes that we believe will ultimately help to accelerate clinical development including a protocol amendment implementing a novel design to identify the optimal dose in the most efficient manner and to make the study less burdensome on patients, their families and clinical partners. Study start up activities and site initiation are ongoing. The FDA has designated the investigation of mRNA-3927 for the treatment of propionic acidemia as a Fast Track development program. In our MMA program, during a COVID-19 related pause, we implemented changes that we believe will ultimately help to accelerate clinical development including the introduction of a new drug product with better pharmacology (designated mRNA-3705) as well as a protocol revision to enhance operational performance and reflecting input from the patient and caregiver community. We plan to file new IND and CTA applications for mRNA-3705. mRNA-3705 received a Breakthrough Designation from the FDA. PKU (mRNA-3283) and GSD1a (mRNA-3745) are currently in preclinical development.

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

On September 29, 2020, we announced the publication in The New England Journal of Medicine of the second interim analysis of data from 40 healthy adult participants across two dose levels (25 and 100 µg) in two age cohorts (ages 56-70 and ages 71+), and reports results through Day 57 (1 month after the second dose).

Both the 25 µg and 100 µg dose levels of mRNA-1273 were generally well-tolerated, with no serious adverse events reported through Day 57. The most common solicited adverse events were headache, fatigue, myalgia, chills, and pain at the injection site, the majority of which were mild-to-moderate in severity and of self-limited duration. Local and systemic reactogenicity were more common and more frequently moderate in severity after the second dose. Two severe solicited systemic adverse events occurred following the second vaccination: fever in one participant in the ages 56-70 cohort who received the 25 µg dose and fatigue in one participant in the ages 71+ cohort who received the 100 µg dose. Clinical laboratory values of Grade 2 or higher revealed no pattern of concern. Participants will continue to be followed through 13-months to allow for a longer assessment of vaccine-related adverse events.

At both the 25 µg and 100 µg dose levels, after two vaccinations, mRNA-1273 induced dose-dependent binding antibody responses reaching the upper quartile of the distribution of convalescent sera. At Day 57 (1 month post-dose 2), geometric mean titers (GMT) exceeded the median of those seen in convalescent sera from 41 individuals with confirmed COVID-19 diagnosis.

Neutralizing activity was assessed with multiple assays, including a PsVNA against the two most common SARS-CoV-2 variants (614D and 614G) and three live-virus neutralization assays (SARS-CoV-2 nanoluciferase high-throughput neutralization assay [nLUC HTNA]), focus reduction neutralization test mNeonGreen [FRNT-mNG] and PRNT. No participants had detectable neutralizing responses by any assay prior to vaccination, and robust neutralizing activity was observed in all participants 14 days after the second vaccination.

Pseudovirus neutralization responses were observed as early as seven days after the second vaccination and were dose-dependent across all age groups (18-55, 56-70 and 71+). At Day 43 at the 100 μg dose level, PsVNA ID50 titers in the older adult cohorts ages 56-70 (GMT 402) and 71+ (GMT 317) were comparable to those seen in the age 18-55 cohort (GMT 360), and 3- to 4-fold higher than those seen in convalescent sera (GMT 106). Titers remained high through four weeks after the second dose in all age cohorts. Neutralizing activity against the 614G variant was also observed at the 100 μg dose in all age cohorts.

Results were consistent using three live virus assays. Neutralizing antibody titers as measured by nLUC HTNA and FRNT-mNG were similar across all age groups (18-55, 56-70 and 71+). At Day 43, PRNT80 GMT in the 100 ug dose groups was 878 in the 56-70 and 317 in the 71+ age cohort, representing 5.5 and 2.0-fold above convalescent sera respectively, and 4.1-fold above convalescent sera in the 18-55 age group (GMT 654).

The 25 µg dose in the 56-70 age cohort and the 100 µg dose level across all age groups (18-55, 56-70 and 71+) elicited a strong Th1-biased CD4 T cell response.

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

Phase 3 Study

We are conducting a Phase 3 randomized, 1:1 placebo-controlled study of mRNA-1273, named the COVE study, which began enrollment on July 27, 2020, and the study was fully enrolled with 30,000 participants on October 22, 2020. The study protocol, which has been reviewed by the U.S. Food and Drug Administration (FDA) and is aligned to recent FDA guidance on clinical trial design for COVID-19 vaccine studies, provides for approximately 30,000 participants in the United States at the 100 µg dose level. The primary endpoint will be the prevention of symptomatic COVID-19 disease. Key secondary endpoints include prevention of severe COVID-19 disease (as defined by the need for hospitalization) and prevention of infection by SARS-CoV-2. The primary efficacy analysis will be an event-driven analysis based on the number of participants with symptomatic COVID-19 disease. The target vaccine efficacy (VE) against COVID-19 for powering assumptions is 60% (95% confidence interval to exclude a lower bound >30%). Data will be reviewed by an independent Data Safety Monitoring Board organized by NIH. The trial is expected to have two interim analyses (at approximately 53 and 106 events), prior to a final event-driven analysis at approximately 151 events.

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

On October 13, 2020, we announced the initiation of a rolling submission of data to Health Canada for mRNA-1273.

On October 14, 2020, we announced that we received written confirmation from the European Medicines Agency (EMA) that mRNA-1273 is eligible for submission of an application for a European Union Marketing Authorization under the EMA’s centralized procedure.

On October 27, 2020, we announced the initiation of a rolling submission of data to the Medicines and Healthcare products Regulatory Agency in the United Kingdom for mRNA-1273.

Manufacturing

We are continuing to manufacture mRNA-1273 at the Moderna Technology Center, our dedicated manufacturing facility. We have also recently entered into arrangements with third parties to enable larger scale manufacturing and fill-finish capabilities.

In May 2020, we announced a 10-year strategic collaboration agreement with Lonza Ltd. to enable larger scale manufacture of mRNA-1273 and additional Moderna products in the future, and we subsequently entered into a Global Long Term Agreement with Lonza on September 4, 2020. The companies are establishing manufacturing suites at Lonza’s facilities in the United States and Switzerland for the manufacture of mRNA-1273 at both sites, and the first batches of mRNA-1273 at Lonza’s U.S. facility were manufactured in July.

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

Key Updates for our Other Development Candidates

•CMV vaccine (mRNA-1647): Positive interim data from the Phase 2 study assessing the safety, reactogenicity, and immunogenicity of different dose levels of mRNA-1647 were announced in September 2020. mRNA-1647 was generally safe and well tolerated. After the first vaccination, injection site pain was the most commonly reported solicited local adverse reaction (AR). The most common solicited systemic ARs were headache, fatigue, and myalgia in both CMV-seronegative and CMV-seropositive mRNA-1647 treatment groups. No serious adverse events (SAEs) were reported and no unsolicited events leading to study discontinuation occurred. After the second vaccination, the rate and severity distribution of solicited ARs in the CMV-seronegative and CMV-seropositive mRNA-1647 treatment groups were generally similar. In CMV-seronegative participants, neutralizing antibody titers against epithelial cell infection were boosted to at least 12-fold over the baseline geometric mean titer (GMT) of CMV-seropositive participants. Neutralizing antibody titers against fibroblast infection were generally equivalent to the baseline GMT in CMV-seropositive participants. In CMV-seropositive participants, neutralizing antibody titers in the epithelial cell infection were boosted to GMTs at least 20-fold to greater than 32-fold over the respective baseline GMT after the second vaccination. Neutralizing antibody titers against fibroblast infection boosted to levels at least 2-fold over the respective baseline GMT. Based on the interim analysis of the Phase 2 study, the 100 μg dose has been chosen for the Phase 3 pivotal study, expected to begin in 2021. We own worldwide commercial rights for mRNA-1647.

•hMPV/PIV3 vaccine (mRNA-1653): The first 10 subjects in the Phase 1b age de-escalation clinical trial of mRNA-1653 were enrolled and dosed prior to a COVID-19 related pause. Further enrollment and dosing of pediatric participants has now restarted.

•Pediatric respiratory syncytial virus (RSV) vaccine (mRNA-1345): The Phase 1 age de-escalation clinical trial of mRNA-1345 is ongoing. On October 8, 2020, we announced that the initiation of dosing had begun. The first cohort was enrolled and dosed in October. We intend to combine mRNA-1345 with mRNA-1653, our vaccine against hMPV and PIV3, to create a combination vaccine against RSV, hMPV and PIV3. There is no approved vaccine for RSV. We own worldwide commercial rights to mRNA-1345.

•Seasonal influenza (flu): On September 17, 2020, we announced our intention to develop a seasonal flu vaccine. Seasonal flu (type A and type B) epidemics occur seasonally and vary in severity each year, causing respiratory illnesses and placing substantial burden on healthcare systems. Currently approved vaccines are approximately 40-60% effective in certain populations and face significant challenges from strain mismatch; high-risk groups would benefit from higher efficacy, which we believe our mRNA platform may be capable of delivering.

•OX40L (mRNA-2416): Based on available data, earlier this year we decided to focus the development of mRNA-2416 for the treatment of patients with ovarian cancer in combination with durvalumab (IMFINZI), a PD-L1 inhibitor. The safety cohort of the combination arm (mRNA-2416 and durvalumab) of this Phase 1/2 clinical trial continues to enroll, and the Phase 2 dose expansion cohort in patients with ovarian cancer is actively dosing patients.

•Antibody against Chikungunya virus (mRNA-1944): Positive interim data from the Phase 1 study evaluating escalating doses of mRNA-1944 in the 0.6 mg/kg dose with steroid premedication cohort and two doses of 0.3 mg/kg (without steroid premedication) given one-week apart cohort were announced in September 2020. mRNA-1944 was generally safe and well tolerated. No SAEs were reported; the most common adverse events were headache, nausea, myalgia, dizziness and chills. Administration of mRNA-1944 resulted in dose-dependent increases in levels of antibody against chikungunya (CHKV-24). Neutralizing antibodies were observed at all dose levels, indicating functional antibody production by mRNA-1944. Safety and increased CHKV-IgG production in the two-dose regimen shows the platform’s ability for repeat dosing.

•Propionic acidemia (PA) (mRNA-3927): Due to the COVID-19 pandemic, we paused new enrollment and new site initiation for its Phase 1/2 study of mRNA-3927 to ensure the safety of pediatric patients and their caregivers. During the pause, we implemented changes that we believe will ultimately help to accelerate clinical development including a protocol amendment implementing a novel design to identify the optimal dose in the most efficient manner and to make the study less burdensome on patients, their families and clinical partners. Study start-up activities have resumed. mRNA-3927 uses the same LNP formulation as mRNA-1944.

•Methylmalonic Acidemia (MMA) (mRNA-3705): Due to the COVID-19 pandemic, we paused new enrollment and new site initiation for the Phase 1/2 study of our prior therapeutic candidate for MMA, mRNA-3704, in order to ensure the safety of pediatric patients and their caregivers. During the pause, we implemented changes that we believe will ultimately help to accelerate clinical development including the introduction of a new drug product with better pharmacology (designated mRNA-3705) as well as a protocol revision to enhance operational performance and reflecting input from the patient and caregiver community. We plan to file new IND and CTA applications for mRNA-3705 and will focus development efforts on that candidate going forward. mRNA-3705 uses the same LNP formulation as mRNA-1944. We own worldwide commercial rights to mRNA-3705.

Financial Operations Overview

Revenue

To date, we have not recognized any revenue from the sale of potential mRNA medicines. Our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Total revenue for the three and nine months ended September 30, 2020 was $157.9 million and $232.7 million, respectively. Total revenue for the three and nine months ended September 30, 2019 was $17.0 million and $46.2 million, respectively. In each period, total revenue was comprised of grant revenue and collaboration revenue.

Grant revenue was comprised as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant revenue:
BARDA	$143,318	$1,135	$183,134	$4,500
Other	2,376	2,573	4,401	4,171
Total grant revenue	$145,694	$3,708	$187,535	$8,671

Collaborative revenue from our strategic alliances was comprised as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue:
AstraZeneca	$48	$3,724	$17,202	$4,726
Merck	6,718	9,110	18,060	28,456
Vertex	5,450	504	9,698	4,301
Other	—	—	155	—
Total collaboration revenue	$12,216	$13,338	$45,115	$37,483

Cash received from strategic alliances was $85.2 million and $15.9 million for the nine months ended September 30, 2020 and 2019, respectively. The timing of revenue recognition is not directly correlated to the timing of cash receipts. Total deferred revenue related to our strategic alliances as of September 30, 2020 and December 31, 2019 was $266.2 million and $199.5 million, respectively.

Our ability to recognize revenue from sales of mRNA medicines and become profitable depends upon our ability to successfully develop and commercialize mRNA medicines. The rapid acceleration of our work on mRNA-1273 may result in revenue to us, either based on sales of the product directly or through collaborators. In addition, we expect to continue to receive funding from our contract with BARDA, which may result in significant additional amounts of revenue to us during 2020. To the extent that existing or potential future strategic alliances generate revenue, our revenue may vary due to many uncertainties in the development of our mRNA medicines under these strategic alliances and other factors. We may continue to incur losses for the foreseeable future, and we expect these losses may increase as we continue our research and development efforts. We expect our programs to mature and advance to later stage clinical development, and we expect expenses to increase as we seek regulatory approvals for our investigational medicines and begin to commercialize any approved mRNA medicines.

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

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Program expenses by modality:
Prophylactic vaccines	$163,390	$5,666	$207,787	$38,326
Cancer vaccines	8,047	10,346	24,166	33,807
Intratumoral immuno-oncology	3,486	4,205	6,962	11,398
Localized regenerative therapeutics	4	1	4	17
Systemic secreted and cell surface therapeutics	575	1,296	1,845	10,413
Systemic intracellular therapeutics	3,209	5,039	15,639	21,611
Total program-specific expenses by modality (1)	178,711	26,553	256,403	115,572
Other research and development expenses:
Discovery programs	16,722	13,829	37,449	42,379
Platform research	23,856	21,940	64,101	70,693
Technical development and unallocated manufacturing expenses	78,605	29,294	137,027	68,800
Shared discovery and development expenses	32,570	15,405	75,738	44,643
Stock-based compensation	14,022	12,616	40,761	36,268
Total research and development expenses	$344,486	$119,637	$611,479	$378,355
__________

(1)Include a total of 23 and 21 development candidates at September 30, 2020 and 2019, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

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

As we continue to progress mRNA-1273 through the development process in order to be useful during the current pandemic, we expect to continue to incur significant additional expenses, including those related to clinical trials, expanding our manufacturing capabilities, costs of pre-launch inventory, regulatory filings and the related costs, expansion of our operations into foreign jurisdictions and commercialization and distribution efforts. At this time, the magnitude of these potential expenditures and whether or not they will be funded by third party contributions in whole or in part is not known. In connection with the BARDA agreement to accelerate development of mRNA-1273, our revenue and expenses are expected to continue to increase significantly. BARDA's funding is expected to offset those increased expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA.

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

We anticipate general and administrative expenses will increase as we continue to expand the number of programs in development and prepare for the establishment of commercial activities both within and outside the United States. We have already incurred additional expenses related to building out a regulatory, sales and marketing team to support the sale, marketing and distribution of mRNA-1273 in anticipation of its potential approval. If we obtain regulatory approval for mRNA-1273 or any of our other investigational medicines, and do not enter into one or more third-party commercialization collaboration and manufacturing arrangements, we will incur significant additional expenses related to building out these functions.

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

General and administrative expenses, including IP-related expenses, were $48.5 million and $109.3 million for the three and nine months ended September 30, 2020, respectively. General and administrative expenses, including IP-related expenses, were $28.2 million and $83.9 million for the three and nine months ended September 30, 2019, respectively. IP-related expenses, including our internal personnel-related costs, were $4.1 million and $9.7 million for the three and nine months ended September 30, 2020, respectively. IP-related expenses, including our internal personnel-related costs, were $3.7 million and $10.9 million for the three and nine months ended September 30, 2019, respectively.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other expense, net

Other expense, net consists of interest expense, gains (losses) from the sale of investments in marketable securities, and other income and expense unrelated to our core operations. Interest expense is primarily derived from our finance leases related to our Moderna Technology Center manufacturing facility, or MTC South, and Moderna Technology Center North, or MTC North.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Form 10-K.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following tables summarize our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	$	%
Revenue:
Grant revenue	$145,694	$3,708	$141,986	3829%
Collaborative revenue	12,216	13,338	(1,122)	(8)%
Total revenue	157,910	17,046	140,864	826%
Operating Expenses:
Research and development	344,486	119,637	224,849	188%
General and administrative	48,541	28,173	20,368	72%
Total operating expenses	393,027	147,810	245,217	166%
Loss from operations	(235,117)	(130,764)	(104,353)	80%
Interest income	5,571	9,252	(3,681)	(40)%
Other expense, net	(3,226)	(1,881)	(1,345)	72%
Loss before income taxes	(232,772)	(123,393)	(109,379)	89%
Provision for (benefit from) income taxes	864	(178)	1,042	(585)%
Net loss	$(233,636)	$(123,215)	$(110,421)	90%

	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	$	%
Revenue:
Grant revenue	$187,535	$8,671	$178,864	2063%
Collaboration revenue	45,115	37,483	7,632	20%
Total revenue	232,650	46,154	186,496	404%
Operating Expenses:
Research and development	611,479	378,355	233,124	62%
General and administrative	109,277	83,913	25,364	30%
Total operating expenses	720,756	462,268	258,488	56%
Loss from operations	(488,106)	(416,114)	(71,992)	17%
Interest income	20,515	30,546	(10,031)	(33)%
Other expense, net	(5,910)	(5,689)	(221)	4%
Loss before income taxes	(473,501)	(391,257)	(82,244)	21%
Provision for (benefit from) income taxes	1,078	(526)	1,604	(305)%
Net loss	$(474,579)	$(390,731)	$(83,848)	21%

Revenue

Total revenue increased by $140.9 million, or 826%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to an increase in grant revenue, slightly offset by a decrease in collaboration revenue. Grant revenue increased by $142.0 million for the three months ended September 30, 2020 compared to the same period in 2019, mainly due to an increase in revenue from BARDA related to our mRNA-1273 vaccine candidate development. Collaboration revenue decreased by $1.1 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by decreases in revenue from AstraZeneca and Merck as the delivery of drug materials and costs incurred under the collaboration agreements decreased in the third quarter of 2020, partially offset by an increase in revenue from Vertex attributable to increased reimbursable costs during the period.

Total revenue increased by $186.5 million, or 404%, for the nine months ended September 30, 2020 compared to the same period in 2019, due to increases in both collaboration revenue and grant revenue. Grant revenue increased by $178.9 million for the nine months ended September 30, 2020 compared to the same period in 2019, mainly driven by an increase in revenue from BARDA related to our mRNA-1273 vaccine candidate development. Collaboration revenue increased by $7.6 million for the nine months ended September 30, 2020 compared to the same period in 2019, mainly attributable to increases in revenue from AstraZeneca and Vertex, partially offset by a decrease in revenue from Merck as the delivery of drug materials and costs incurred under the collaboration agreements decreased in 2020.

Operating expenses

Research and development expenses

Research and development expenses increased by $224.8 million, or 188%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in clinical trial expenses of $104.5 million, an increase in raw materials and manufacturing costs of $50.2 million, an increase in personnel-related costs of $27.4 million, an increase in consulting and outside services of $23.0 million and an increase of information technology (IT) and facility-related costs of $14.4 million.

Research and development expenses increased by $233.1 million, or 62%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an increase in clinical trial expenses of $104.4 million, an increase in personnel-related costs of $42.9 million, an increase in consulting and outside services of $34.2 million, an increase in raw materials and manufacturing costs of $30.5 million, an increase in IT and facility-related expenses of $16.5 million and an increase in stock-based compensation of $4.5 million.

The increases for both the three- and nine-month periods in 2020 were largely attributable to increased mRNA-1273 clinical development and headcount and pre-launch inventory buildup.

General and administrative expenses

General and administrative expenses increased by $20.4 million, or 72%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase was mainly due to an increase in personnel-related costs of $9.8 million, an increase in legal-related costs of $6.4 million and an increase in consulting and outside services of $5.1 million. These increases were partially offset by a decrease in IT and facility-related expenses of $2.4 million.

General and administrative expenses increased by $25.4 million, or 30%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was mainly due to an increase in personnel-related costs of $13.6 million, an increase in legal-related costs of $8.4 million, an increase in consulting and outside services of $2.8 million and an increase in stock-based compensation of $2.3 million. These increases were partially offset by a decrease in IT and facility-related expenses of $2.6 million.

These increases for both the three- and nine-month periods in 2020 were primarily attributable to increased headcount and mRNA-1273 vaccine candidate development- and commercialization-related activities.

Interest income

Interest income decreased by $3.7 million, or 40%, for the three months ended September 30, 2020 compared to the same period in 2019. Interest income decreased by $10.0 million, or 33%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decreases in interest income from our investments in marketable securities for both the three- and nine-month periods in 2020 were mainly attributable to an overall lower interest rate.

Other expense, net

The following table summarizes other expense, net for each period presented (in thousands):

	Three Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	$	%
Gain on investments	$211	$79	$132	167%
Interest expense	(2,834)	(1,657)	(1,177)	71%
Other expense, net	(603)	(303)	(300)	99%
Total other expense, net	$(3,226)	$(1,881)	$(1,345)	72%

	Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019	$	%
Gain on investments	$1,102	$93	1,009	1085%
Interest expense	(6,378)	(4,955)	(1,423)	29%
Other expense, net	(634)	(827)	193	(23)%
Total other expense, net	$(5,910)	$(5,689)	$(221)	4%

Total other expense, net remained relatively flat for the three and nine months ended September 30, 2020, compared to the same periods in 2019. Our interest expense is primarily related to our finance leases.

Liquidity and capital resources

We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. As of September 30, 2020, we had cash, cash equivalents and investments of $3.97 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of September 30, 2020, we had current and non-current investments of approximately $1.77 billion and $692.0 million, respectively.

We began construction of our manufacturing facility in Massachusetts, MTC South, in the second half of 2016 and completed construction during 2019. In the second quarter of 2019, we entered into an additional lease for office and laboratory space nearby, or MTC North. We started construction of MTC North in the fourth quarter of 2019. Our capital expenditures related to our MTC facilities were $34.6 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. Cash disbursements related to our MTC facilities were $30.1 million and $14.4 million for the nine months ended September 30, 2020 and 2019.

In February 2020, we completed a public equity offering of 30,263,158 shares of common stock, including the underwriters' exercised over-allotment option, at a price of $19.00 per share. The aggregate net proceeds from the offering were $549.5 million, net of underwriting discounts, commissions and offering expenses.

In May 2020, we completed a public equity offering of 17,600,000 shares of common stock, at a price of $76.00 per share. The aggregate net proceeds from the offering were $1.30 billion, net of underwriting discounts, commission and offering expenses.

We have used and intend to use the net proceeds from these equity offerings: (i) to fund working capital needs (raw materials, labor and capital equipment purchases) related to the manufacturing of mRNA-1273 for distribution in the United States and outside the United States, assuming necessary regulatory approvals are obtained and the remainder, if any, (ii) to fund clinical development and drug discovery in existing and new therapeutic areas, (iii) to fund further development of our mRNA technology platform and the creation of new modalities, or (iv) to fund working capital and other general corporate purposes.

In the third quarter of 2020, we entered into supply agreements with the U.S. Government and several other governmental agencies outside the United States related to the potential sale of doses of mRNA-1273, our vaccine candidate against COVID-19. To date, we have received deposits of $1.17 billion based on these agreements.

As we pursue the rapid clinical testing and manufacture of mRNA-1273, we continue to commit financial resources and personnel to the development of this vaccine.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$762,682	$(359,946)
Investing activities	(1,481,799)	(145,293)
Financing activities	1,989,084	20,282
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,269,967	$(484,957)

Operating activities

We derive cash flows from operations primarily from cash collected from certain government-sponsored and private organizations and strategic alliances. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced and may continue to expect negative cash flows from operating activities due to our investments in mRNA technologies, digital infrastructure, manufacturing technology and infrastructure, and advancing our program development efforts and pipeline.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $762.7 million and consisted of net loss of $474.6 million and non-cash adjustments of $96.4 million, plus a net change in assets and liabilities of $1.14 billion. Non-cash items primarily included stock-based compensation of $67.5 million, depreciation and amortization of $23.5 million, and amortization of investment premium and discount of $5.1 million. The net change in assets and liabilities was due to an increase in deferred revenue of $1.24 billion, an increase in accrued liabilities of $132.4 million, an increase in operating lease liabilities of $14.4 million, an increase in accounts payable of $13.6 million and an increase in other liabilities of $6.7 million, partially offset by an increase in accounts receivable of $185.1 million, an increase in prepaid expenses and other assets of $68.0 million, and an increase in right-of-use assets related to operating leases of $13.1 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was $359.9 million and consisted of net loss of $390.7 million and non-cash adjustments of $79.4 million, minus a net change in assets and liabilities of $48.7 million. Non-cash items primarily included stock-based compensation of $60.8 million, depreciation and amortization of $22.0 million and amortization of investment premium and discount of $3.4 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $32.8 million, a decrease in accounts payable of $19.2 million, a decrease in accrued liabilities of $8.3 million and an increase of right-of-use assets relating to operating leases of $8.0 million, partially offset by an increase in operating lease liabilities of $13.5 million, a decrease in accounts receivable of $4.4 million, and a decrease in prepaid expense and other assets of $1.8 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the nine months ended September 30, 2020 was $1.48 billion, which included purchases of marketable securities of $2.33 billion and purchases of property and equipment of $44.1 million, partially offset by proceeds from maturities of marketable securities of $748.2 million and proceeds from sales of marketable securities of $140.3 million.

Net cash used in investing activities for the nine months ended September 30, 2019 was $145.3 million, which included purchases of marketable securities of $949.3 million and purchases of property and equipment of $24.9 million, partially offset by proceeds from maturities of marketable securities of $747.8 million and proceeds from sales of marketable securities of $81.0 million.

Financing activities

We generated cash from financing activities of $1.99 billion for the nine months ended September 30, 2020, primarily from net proceeds from equity offerings of $1.85 billion, net proceeds from the issuance of common stock through our equity plans of $133.4 million and proceeds from purchase of common stock under employee stock purchase plan of $2.9 million.

We generated cash from financing activities of $20.3 million for the nine months ended September 30, 2019, primarily from net proceeds from the issuance of common stock through our equity plans of $19.5 million.

Operation and funding requirements

Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $1.97 billion as of September 30, 2020. We may continue to incur significant losses in the foreseeable future and expect our expenses to increase as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, pre-launch inventory expenses, the establishment of late stage clinical and commercial capabilities, including our arrangements with our international supply and manufacturing partners. Our ongoing work on mRNA-1273 will require significant additional investment during 2020, some of which may not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we expect to continue to incur additional costs associated with operating as a public company driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualifies as an emerging growth company as of December 31, 2019.
We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including the expenses related to the ongoing coronavirus pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe that our cash, cash equivalents, and investments as of September 30, 2020, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements.

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

Contractual Obligations

As of September 30, 2020, other than disclosed at Note 8 and Note 9 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

Off balance sheet arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents, and investments in marketable securities of $3.97 billion and $1.26 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper). Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase.
We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2020, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with an “*” are newly added or have been materially updated from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, on August 6, 2020.

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

The spread of COVID-19 has resulted in the delay and interruption of certain of our business operations. Many of our clinical trials have been affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed (or continue to be paused or delayed) due to changes in hospital or university policies, federal, state or local regulations or restrictions, prioritization of hospital resources toward pandemic efforts, travel restrictions, concerns for patient safety in a pandemic environment, or other reasons related to the pandemic. More specifically, as previously disclosed, certain of our clinical trials have been adversely affected, including the pausing of enrollment and new site initiation for our rare disease clinical trials with open Investigational New Drug (IND) applications, methylmalonic acidemia (mRNA-3704) (for which we are pursuing a new IND), propionic acidemia (mRNA-3927)and in our infectious disease candidate, hMPV/PIV3 (mRNA-1653). As COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to facility access restrictions or from an outbreak in a facility, we risk a delay, default and/or nonperformance under existing agreements.

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

In response to the pandemic, most of our administrative employees are continuing their work outside of our offices, and on-site staff has largely been restricted to those employees whose presence in the office is required to execute their job responsibilities. Certain of our employees conducting non-essential research and development or manufacturing activities also continue to perform their work remotely outside our laboratory or manufacturing space. Our employees’ productivity, collaboration and effectiveness may be negatively impacted to the extent they are not able to return to the workplace for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business, including our ability to successfully commercialize mRNA-1273, if approved. Due to the pandemic, we may have difficulty meeting expectations with respect to commercial sales. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business, prospects, operating results and financial condition, and the value of our common stock.

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

In response to the global outbreak of coronavirus, we are pursuing the rapid manufacture and clinical testing of mRNA-1273 in collaboration with the Vaccine Research Center and Division of Microbiology and Infectious Diseases of the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH. Our development of the vaccine remains subject to several ongoing clinical trials, and we may be unable to produce a vaccine that successfully vaccinates against the virus in a timely manner, if at all. Additionally, our ability to develop an effective vaccine depends on the success of our scaled up manufacturing capability both at our own location and those of our manufacturing partners, which we have not previously tested and which will need to be funded appropriately in order to enable us to have sufficient capacity to respond to a global health challenge. We are also committing substantial financial resources and personnel to the development of mRNA-1273, including to support a scale-up of manufacturing to enable a potential pandemic response, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources, including managerial and financial, to a global health threat against which our vaccine, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, notwithstanding our entry into supply agreements for mRNA-1273 with the U.S. and foreign governments, there are no assurances that our vaccine will be approved for distribution and commercial use, either in the United States or abroad.

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

In addition, another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies. In particular, given the widespread media attention on the current COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as fast as possible, including by AstraZeneca, GlaxoSmithKline/Sanofi, Johnson & Johnson, Novavax and Pfizer/BioNTech. Those other entities may develop COVID-19 vaccines that, as compared to any that we may develop, are more effective, become the standard of care, have broader market acceptance, are safer or have fewer or less severe side effects, are more convenient, are developed at a lower cost or earlier, or may be more successfully commercialized. Many of these other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can complete development and seek approval for our vaccine candidate.

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

We are devoting significant resources to the scale-up and development of mRNA-1273, including for use by the U.S. government and other global governmental and commercial partners.

We are working toward the large-scale technical development, manufacturing scale-up in several countries and larger scale deployment of this potential vaccine. The number of doses of this potential vaccine that we are able to produce is dependent on our ability, and the ability of our contract manufacturers, to successfully and rapidly scale up manufacturing capacity. The number of doses that we will be able to produce is dependent in large part on the dosage of the vaccine required to be administered to patients; we have selected 100 μg as the dose level for our Phase 3 study of mRNA-1273. To support the scale-up, we have expended and will need to continue to expend significant resources and capital. We may need to, or we may be required by the federal government to, divert resources and capital from our other programs. We may also seek and secure significant additional funding through contractual arrangements and collaborations with third parties. We may be unable to enter into such arrangements on favorable terms, or at all, which would adversely affect our ability to develop, manufacture and distribute a potential vaccine.

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

In addition, since the path to licensure or emergency approval of any vaccine against COVID-19 remains uncertain, we may have a widely used vaccine in circulation in the United States or another country prior to our receipt of marketing approval. Unexpected safety issues, including any that we have not yet observed in our Phase 1, 2 or 3 clinical trials for mRNA-1273, could lead to significant reputational damage for Moderna and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

*The positive interim data from the ongoing Phase 1 study of mRNA-1273, our vaccine candidate for the treatment of SARS-CoV-2, may not be predictive of the results of later-stage clinical trials, which is one of a number of factors that may delay or prevent us from receiving regulatory approval of our vaccine candidate.

The positive interim data we have announced from the ongoing Phase 1 study of mRNA-1273 are based on only interim analyses of the limited number of subjects in three age strata (ages 18-55, 56-70 and >71) enrolled in the Phase 1 clinical study. Further results from the ongoing Phase 1 study or any interim results of our Phase 2 or Phase 3 studies for mRNA-1273 could show diminished immunogenicity as compared to the interim Phase 1 study results or that the neutralizing antibodies are not sufficiently durable without repeated boosting. In addition, the correlation between levels of neutralizing antibodies and the level of vaccine efficacy is currently unknown. We also may observe new, more frequent or adverse events of greater severity in subjects participating in these ongoing clinical studies. In addition, the interpretation of the data from our clinical trials of mRNA-1273 by the FDA and other regulatory agencies may differ from our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Further, the assays being used to estimate the effectiveness of vaccine candidates being developed to prevent COVID-19 have only recently been developed and are continuing to evolve. The validity and standardization of these assays has not yet been established. Results obtained in clinical studies of mRNA-1273 with subsequent versions of these assays may be less positive than the results we have obtained to date. Moreover, the samples of convalescent sera, or blood samples from people who have recovered from COVID-19, used to benchmark the level of antibodies produced by subjects receiving mRNA-1273 in clinical studies, have been taken from a small number of people and may not be representative of the antibody levels in a broader population of people who have recovered from COVID-19. The future results in clinical studies of mRNA-1273 may not be as positive when compared to the antibody levels in other samples of convalescent sera. Various preclinical animal studies of mRNA-1273 are ongoing, including preclinical studies in non-human primates. If safety data observed in these preclinical studies are inconsistent with safety data from clinical studies, we may be required to conduct additional studies of mRNA-1273. Any of these factors could delay or prevent us from receiving regulatory approval of mRNA-1273 and there can be no assurance that mRNA-1273 will be approved in a timely manner, if at all.

If we are unable to manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

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

The regulatory pathway for mRNA-1273 is continually evolving, and may result in unexpected or unforeseen challenges.

To date, mRNA-1273 has moved rapidly through the FDA regulatory review and approval process. The speed at which all parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for mRNA-1273. Results from clinical testing of our vaccine candidate or others may raise new questions and require us to redesign our clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Our Phase 3 study protocol has been reviewed by the FDA and is aligned to recent FDA guidance on clinical trial design for COVID-19 vaccine studies. The incidence of COVID-19 in the communities where the Phase 3 study participants reside will vary across different locations. If the overall incidence of COVID-19 in the Phase 3 study participants is low, it may be difficult for this study to demonstrate differences in infection rates between participants in the study who receive placebo and participants in the study who receive mRNA-1273.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization by the FDA for mRNA-1273, we would be able to distribute mRNA-1273 under the conditions set forth in the Emergency Use Authorization prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if mRNA-1273 is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide mRNA-1273 under an Emergency Use Authorization.

Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

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

We are currently advancing our pipeline of 21 development candidates with 13 having entered clinical studies. Discovering development candidates and developing investigational medicines is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials (including cGMP materials), (iii) seek regulatory approvals for our investigational medicines, and (iv) launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing, and distribution organization. Furthermore, our ongoing work on mRNA-1273 will require significant additional investment during 2020 and beyond, some of which may not be reimbursed or otherwise paid for by our collaborators.

As of September 30, 2020, we had approximately $3.97 billion in cash, cash equivalents, and investments. We expect that our existing cash, cash equivalents, and investments will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to our development, manufacturing and commercialization of mRNA-1273, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our investigational medicines. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

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

We are creating a new class of medicines based on mRNA to improve the lives of patients. From the beginning, we designed our strategy and operations to realize the full potential value and impact of mRNA over a long time horizon across a broad array of human diseases. We have made investments in our platform, infrastructure, and clinical capabilities that have enabled us to establish a large pipeline of development candidates, of which many are in clinical trials or have an open IND. As our development candidates and investigational medicines progress, we or others may determine that: certain of our risk allocation decisions were incorrect or insufficient; we made platform level technology mistakes; individual programs or our mRNA science in general has technology or biology risks that were unknown or under-appreciated; our choices on how to develop our infrastructure to support our scale will result in an inability to manufacture our investigational medicines for clinical trials or otherwise impair our manufacturing; or we have allocated resources in such a way that large investments are not recovered and capital allocation is not subject to rapid re-direction. All of these risks may relate to our current and future programs sharing similar science (including mRNA science) and infrastructure, and in the event material decisions in any of these areas turn out to have been incorrect or under-optimized, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of mRNA.

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

We have incurred net losses in each year since our inception in 2009, including net losses of $514.0 million, $384.7 million and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $1.97 billion.

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
•attract and retain skilled personnel, particularly in Cambridge and Norwood, Massachusetts, Basel, Switzerland, and in other global regions where we have established and may continue to establish operations;
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

Our quarterly and annual operating results may fluctuate. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline and negatively impact our financing or funding ability as well as negatively impact our ability to exist as a standalone company.

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

We may not be able to identify, recruit, and enroll a sufficient number of trial participants, or those with required or desired characteristics to achieve diversity in a trial to complete our clinical trials in a timely manner. In addition, as we did in our Phase 3 clinical study of mRNA-1273 in September 2020, we may slow enrollment in a trial to focus on achieving greater diversity in the subject population. Patient and subject enrollment is affected by factors including:

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

Some of our development candidates and investigational medicines are developed or intended for adolescent and/or pediatric patients under the age of eighteen, including our hMPV/PIV3 vaccine (mRNA-1653), pediatric RSV vaccine (mRNA-1345), PA development candidate (mRNA-3927) and MMA development candidate (mRNA-3705). The first pediatric subjects in the Phase 1b age de-escalation clinical trial of mRNA-1653 have been enrolled and dosed. During the COVID-19 related pause, the Safety Monitoring Committee reviewed a preliminary data set on these small initial group of pediatric patients and recommended continuation of the study with no modification in the planned trial execution. Our PA development candidate (mRNA-3927) for which we are conducting a first-in-human Phase 1/2 trial in patients between one and eighteen years of age has resumed study start up activities. If participants are enrolled in the trial and successfully dosed, they will be the first of our rare disease investigational medicines from our systemic intracellular therapeutics modality dosed in humans. The uncertainty resulting from the first dosing of young, human subjects with an investigational medicine makes it difficult to accurately predict if significant adverse events or other side effects will be observed.

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

Even if we obtain regulatory approval for an investigational medicine, including mRNA-1273, our products will remain subject to regulatory scrutiny.

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

Our ability to generate product revenue is dependent on the success of one or more of our development candidates or investigational medicines, most of which are at an early stage of development and will require significant additional development and clinical testing before we can seek marketing approval and begin commercial sales.

Our ability to generate product revenue is highly dependent on our or our strategic collaborators’ ability to develop, obtain regulatory approval of, and successfully commercialize one or more of our development candidates or investigational medicines. Most of our development candidates and investigational medicines are in the early stages of development and will require additional clinical and nonclinical development, regulatory review, and approval in each jurisdiction in which we intend to market the products. In addition, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts will be required before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our investigational medicines, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the investigational medicines in humans. We cannot be certain that any of our investigational medicines will be successful in clinical trials and they may not receive regulatory approval even if they are successful in clinical trials. Even if approved, our investigational medicines also need to demonstrate health economic benefit in order to establish pricing and reimbursement. We may also need to conduct additional evaluation of safety and health outcomes in a post-approval setting.

Risks related to the manufacturing of our development candidates, investigational medicines and our future pipeline
*Our mRNA development candidates and investigational medicines are based on novel technologies and any development candidates and investigational medicines we develop may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping. If we or any of our third-party manufacturers encounter such difficulties, our ability to supply material for clinical trials or any approved product could be delayed or stopped.

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

We are scaling up our batch size to accommodate the clinical supply requirements of some of our programs. However, in many cases, we may have to utilize multiple batches of drug substance and drug product to meet the clinical supply requirement of a single clinical trial. Failure in our ability to scale up batch size or failure in any batch may lead to a substantial delay in our clinical trials or in the commercialization of any approved product.

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

Our investigational medicines are sensitive to temperature, storage, and handling conditions. Loss in investigational medicines could occur if the product or product intermediates are not stored or handled properly. Shelf life for our investigational medicines may vary by product and is not fully quantified and is expected to be variable, and it is possible that our investigational medicines could be lost due to expiration prior to use. Cold-chain logistics are required for certain of our investigational medicines, including mRNA-1273. If we do not effectively maintain our cold-chain supply logistics, then we may experience an unusual number of returned or out of date products.

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

In addition, we may not have direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facility. In addition, to the extent that we rely on foreign contract manufacturers, including for mRNA-1273, we are or will be subject to additional risks, including the need to comply with import and export regulations. Our failure, or the failure of our third-party manufacturers or other strategic collaborators, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of investigational medicines or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and investigational medicines (including those of our strategic collaborators) and our overall business operations. Our potential future dependence upon others for the manufacture of our investigational medicines and raw materials may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

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

Risks specific to certain investigational medicines

Our personalized cancer vaccine, or PCV, investigational medicine is uniquely manufactured for each patient using a novel, complex manufacturing process and we may encounter difficulties in production.

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

We have built and installed custom manufacturing equipment for PCV that has been incorporated into a personalized vaccine unit in the MTC. This unit is currently operational and we are producing batches of PCV from the MTC. This equipment may not function as designed, which may lead to deviations in the drug product being produced. This can lead to increased batch failure and the inability to supply patients enrolled in the clinical trial. If our clinical development plans are expanded, due to the custom nature of the equipment and single-use assemblies, we may not be able to supply this expanded need reliably without significant investments. In addition, there will be considerable time to scale up our facilities or build new facilities before we can begin to meet any commercial demand if our PCV product is approved. This expansion or addition of new facilities could also lead to product comparability issues which can further delay introduction of new capacity.

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

We have limited resources to conduct clinical operations and we are in the process of establishing infrastructure for sales, marketing, and distribution. Accordingly, we have entered into strategic alliances under which our strategic collaborators have provided, and may in the future provide, funding and other resources for developing, manufacturing and potentially commercializing our investigational medicines. We expect to enter into additional strategic alliances to access additional funding, capabilities, and expertise in the future. Our existing strategic alliances, and any future strategic alliances we enter into, may pose a number of risks, including the following:

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

*We rely on and expect to continue to rely on third parties to conduct aspects of our research, preclinical studies, protocol development, and clinical trials for our development candidates or investigational medicines. If these third parties do not perform satisfactorily, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our investigational medicines and our business could be substantially harmed.

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

We also expect to rely on other third parties to transport, store, and distribute the required materials for our clinical trials and for our manufacturing processes. In the past certain of our third-party vendors have mishandled our materials, resulting in loss of full or partial lots of material. Any further performance failure on the part of these third parties could result in damaged products and could delay clinical development or marketing approval of any investigational medicines we may develop or commercialization of our medicines, if approved, producing additional losses and depriving us of potential product revenue, causing us to default on our contractual commitments, result in losses that are not covered by insurance, and damage our reputation and overall perception of our products in the marketplace.

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

In addition, we may choose not to enforce our intellectual property rights in certain circumstances or for certain periods of time. For example, in October 2020 we announced that while the COVID-19 pandemic continues, we will not enforce our COVID-19 related patents against those making vaccines intended to combat the pandemic. We also noted that to eliminate any perceived intellectual property barriers to vaccine development during the pandemic period, upon request we are also willing to license our intellectual property for COVID-19 vaccines to others for the post pandemic period. However, we may never enter into such licenses of our intellectual property for the post-pandemic period, and our business may be otherwise adversely impacted by our decision not to enforce this intellectual property during the pandemic.

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

Our reliance on government funding and collaboration from governmental and quasi-governmental entities for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

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

Risks related to the commercialization of our pipeline

*We have no sales, distribution, or marketing experience, and may invest significant financial and management resources to establish these capabilities, particularly as we prepare for the potential commercialization of mRNA-1273. If we are unable to establish such capabilities or enter into agreements with third parties to market and sell our future products, if approved, we may be unable to generate any revenues.

mRNA-1273 represents the first product that we might sell, distribute and market. To enable the potential successful commercialization of mRNA-1273 and other products that may result from our development programs, we are investing in the development of sales, marketing, distribution, managerial and other non-technical capabilities in the United States, Europe, and other regions, both on our own and with others. We may enter into strategic alliances with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. To the extent that we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. If our future strategic collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. In the event that we develop our own marketing or sales force, we will also have to compete with such companies to recruit, hire, train and retain marketing and sales personnel. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We will face intense competition from products that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. For example, we announced in September 2020 that we plan to develop a vaccine for the seasonal flu. Although we believe there is an unmet need for a highly effective seasonal flu vaccine, this is a well-developed market and we may not be successful in either developing a successful product or achieving a market share for our product that justifies our investment. We also expect to face competition from new products that enter the market. There are a number of products currently under development, which may become commercially available in the future, for the treatment of conditions for which we are trying, or may in the future try, to develop products. These products may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. While we believe that mRNA-1273 has and will continue to have a competitive profile, it is possible it will not compete favorably with these products and product candidates, or others, and as a result, we may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

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

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely impact our business.

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

We plan to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

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

*The insurance coverage and reimbursement status of newly-approved products, particularly in a new class of medicines, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments such as the medicines that we hope to develop and sell. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. In addition, because our personalized cancer vaccine and intratumoral immuno-oncology investigational medicines represent new approaches to the treatment of cancer, we cannot accurately estimate how these products would be priced, whether reimbursement could be obtained, or any potential revenue. Sales of our investigational medicines will depend substantially, both domestically and abroad, on the extent to which the costs of our investigational medicines will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our investigational medicines. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products. Further, due to the COVID-19 pandemic, millions of individuals have lost or will lose employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In the U.S., we may establish various programs to help patients afford our products, which may include patient assistance programs and co-pay coupon programs for eligible patients.

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
Additionally, the U.S. government previously released a “Blueprint”, or plan, to reduce the cost of drugs. This Blueprint contains certain measures that the HHS is already working to implement. For example, in May 2019, CMS issued a final rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the final rule now allows Medicare Advantage plans the option to use step therapy, a type of pre-authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, or restrictions on certain product access, and marketing cost disclosure and transparency measures, which, in some cases, are designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates that we successfully commercialize or put pressure on our product pricing.

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

*Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

*Healthcare legislative reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed the first Executive Order, directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed the second Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The current administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments. While Congress has not passed comprehensive repeal legislation to date, it has enacted laws that modify certain provisions of the Affordable Care Act such as the Tax Cuts and Jobs Act of 2017, or TCJA, which decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has scheduled oral arguments for November 10, 2020. We cannot predict what affect further changes to the ACA would have on our business. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

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

As of September 30, 2020, we had approximately 1,100 full-time employees and, in connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of employees and the scope of our operations. To manage our anticipated development and expansion, including expansion outside of the United States, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities.

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

Our internal computer systems and physical premises, or those of our strategic collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs and our manufacturing operations.

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

The collection and use of personally identifiable data, including health data and medical data (personal data) in the European Union is regulated by the GDPR, which became effective on May 25, 2018. The GDPR applies to personal data processed in connection with clinical trial activities in EU Member States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal data, allows them to exercise certain data subject requests, including to request deletion of personal data in certain circumstances, and provides the individual with an express right to seek legal recourse in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition to risking such fines for any failure to comply with the GDPR, we may require substantial costs in connection with our efforts to put in place additional mechanisms ensuring compliance with European data protection requirements.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of certain commercialized products. In the case of the FDA, the authority to require a recall of a biologic product must be based on an FDA finding that a batch, lot of other quantity of the biologic product presents an imminent or substantial hazard to the public health. In addition, foreign governmental bodies have the authority to require the recall of any investigational medicine in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or our strategic collaborators could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our investigational medicines would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall announcement could harm our reputation with customers and negatively affect our sales, if any.

*The investment of our cash, cash equivalents, and investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2020, we had approximately $3.97 billion in cash, cash equivalents, and investments. These investments are subject to general credit, liquidity, market, and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity, and financial condition.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $981.8 million and $978.8 million, respectively, a portion of which will begin to expire in 2030. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $45.6 million and $23.9 million, respectively, which begin to expire in 2030 and 2029, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal net operating losses generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal net operating losses for taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. This change in law temporarily allowing for the carryback of federal net operating losses is not expected to produce any material benefit for the issuer. In general, under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs or tax credits, or credits, (including federal research and development tax credits) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. As of December 31, 2019, none of our NOLs or credits will expire due to Sections 382 and 383. However, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Internal Revenue Code and limit our ability to utilize our NOLs and credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. In addition, the rules regarding timing of revenue and expense recognition for tax purposes in connection with various transactions we have undertaken are complex and uncertain in various respects and could be subject to challenge by taxing authorities. In the event any such challenge is sustained, our net operating losses could be materially reduced and/or we could be determined to be a material cash taxpayer for one or more years. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From December 7, 2018, our first day of trading on the Nasdaq Global Select Market, through September 30, 2020, our stock has traded within a range of a high price of $95.21 and a low price of $11.54 per share. In addition, since we began our development efforts with respect to mRNA-1273 earlier this year, our stock has experienced pronounced and extended periods of volatility. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act. or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay.” Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives.

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

We believe the early stage nature of most of our portfolio is not suitable to providing forward-looking guidance on the expected timing of individual program milestones, particularly data readout timing. While as a general matter we intend to periodically report on the status of our development programs, including articulating anticipated next steps in the form of development plans or potential data readouts, for the majority of our programs, we do not currently plan to provide forward-looking guidance on the timing of those next steps. We have provided forward looking guidance as to the expected timing of certain milestones and clinical steps in our mRNA-1273 (SARS-CoV-2) and mRNA-1647 (CMV) programs, our most advanced clinical programs. If we are unable to meet the timelines established in this guidance our business may be materially and adversely impacted. In addition, we do not control the timing of disclosure of any such milestones related to any of our programs that are managed by our strategic collaborators. Any disclosure by our strategic collaborators of data that is perceived as negative, whether or not such data are related to other data that we or others release, may have a material adverse impact on our stock price or overall valuation. Not providing forward-looking guidance on the expected timing of program milestones may lead to speculation by investors, shareholders, analysts, and other market participants and in the media as to the progress of our individual development candidates, investigational medicines, or our programs as a whole, which may have a material adverse impact on our stock price or valuation. In the event that we do choose to provide forward looking guidance on the expected timing of milestones in our business, we may be required to later update any movement in the timing of such milestones, including delays, which may have the effect of investors speculating in our stock or otherwise have a material adverse impact on our business. The ability to predict with accuracy the timing of clinical readouts or progress in clinical trials is difficult and subject to change based on many factors, most of which are out of our control, including other risks and uncertainties included in this Quarterly Report.

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

Our executive officers, directors, five percent stockholders, and their affiliates beneficially own approximately 21.2% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. For example, these stockholders, acting together, may be able to exert significant influence over matters such as elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

10.1*†
Agreement No. HHSO100201600029C, by and between the Company and the Biomedical Advanced Research and Development Authority, dated as of April 16, 2020, as amended on May 24, 2020, June 16, 2020, July 25, 2020, August 31, 2020 and September 15, 2020

10.2*†	Global Long Term Agreement, by and among ModernaTX Inc., Lonza Sales Ltd., and Lonza Ltd., dated September 4, 2020
10.3*†
Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020, as amended September 8, 2020 and September 11, 2020

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
October 30, 2020
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ David W. Meline
October 30, 2020
David W. Meline
Chief Financial Officer
(Principal Financial Officer)