Form 10-K
period 2020-12-31
Moderna, Inc.
filed 2021-02-26
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. . Yes ☑ No ☐

As of June 30, 2020, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $25.25 billion based on the closing sale price on that date of $64.21. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 16, 2021, there were 399,769,582 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•While we have received Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration and other provisional, interim or conditional authorizations from regulatory authorities outside the United States for our COVID-19 vaccine, we may encounter difficulties manufacturing. producing shipping or successfully commercializing the vaccine consistent with our existing or potential contractual obligations, including due to delays or difficulties experienced by our commercial partners;
•We are devoting significant resources to the scale-up, manufacturing, development and commercialization of our COVID-19 vaccine, including for use by the U.S. government and other global governmental and commercial partners, and the distribution of our vaccine requires us to comply with additional regulatory requirements, including pharmacovigilance regimes that require us to monitor safety data and to identify, evaluate and potentially respond to adverse reactions to our COVID-19 vaccine;
•The positive interim data from the ongoing clinical studies of our COVID-19 vaccine and the EUA granted by the FDA may not be predictive of the final results of the clinical trials, which is one of a number of factors that may delay or prevent us from receiving full regulatory approval of our vaccine;
•Our current COVID-19 vaccine (mRNA-1273) may prove ineffective at providing protection against infection by variant strains of the SARS-CoV-2 virus, and we may be unsuccessful in adapting our COVID-19 vaccine to effectively protect against variant strains of the SARS-CoV-2 virus;
•Our mRNA products, development candidates and investigational medicines are based on novel technologies and any development candidates and investigational medicines we develop may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping for any of our medicines, including our COVID-19 vaccine. If we or any of our third-party manufacturers encounter such difficulties, our ability to supply commercial product or material for clinical trials could be delayed or stopped;
•Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our products—including our COVID-19 vaccine—or these rights may be subject to government action, including “march in rights” by the U.S. or foreign governments, which could harm our ability to commercialize our products or fully realize the financial benefits of those products;
•Our business may continue to be adversely affected by the ongoing coronavirus pandemic;
•mRNA drugs have only been authorized for emergency use, or other provisional, interim or conditional use, for COVID-19, and there is no guarantee that any other mRNA drug will be granted an EUA or will be granted full approval in the future as a result of efforts by others or us. mRNA drug development has substantial clinical development and regulatory risks due to the novel nature of this new class of medicines;
•We have incurred significant losses since our inception and we may incur significant losses again in the future;
•Preclinical development is lengthy and uncertain, especially for a new class of medicines such as mRNA, and therefore our preclinical programs or development candidates may be delayed, terminated, or may never advance to the clinic, any of which may have a material adverse impact on our platform or our business;
•Clinical development is lengthy and uncertain, especially with a new class of medicines such as mRNA medicines. Clinical trials of our investigational medicines may be delayed, including as a result of the COVID-19 pandemic or other pandemics in the future, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our platform or our business;
•mRNA medicines are a novel approach, and negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals;
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, or if other regulatory requirements are introduced, we will not be able to commercialize, or will be delayed in commercializing, investigational medicines we may develop, and our ability to generate revenue will be materially impaired;
•We have in the past entered into, and in the future may enter into, strategic alliances with third parties for the development and commercialization of our products, development candidates and investigational medicines. If these strategic alliances are not successful, our business could be adversely affected;
•We have limited sales, distribution, and marketing experience, and have only recently invested significant financial and management resources to establish these capabilities as a result of our rapid development and commercialization of our COVID-19 vaccine. If we are unable to effectively establish such capabilities or enter into agreements with third parties to market and sell our future products, if approved, our ability to generate revenues may be adversely affected;

•Certain of our customers for our COVID-19 vaccine prepay us for a portion of the product payment for the vaccine doses that they expect to receive from us, and under the terms of certain of our supply agreements, we may be required to refund some or all of those prepayments if a customer reduces its purchase commitment or if we fail to deliver the purchased volume;
•We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations;
•Our internal computer systems and physical premises, or those of our strategic collaborators, other contractors, consultants or regulatory agencies with which we share sensitive data or information, may fail or suffer security breaches, which could result in a material disruption of our product development programs and our manufacturing operations;
•The price of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders; and
•Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition, or results of operations.

You should consider carefully the risks and uncertainties described below, in the section entitled “Risk Factors” and the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before you decide whether to purchase our common stock. The risks described above are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

•our activities with respect to our COVID-19 vaccine, and our plans and expectations regarding future generations of our COVID-19 vaccine that we may develop in response to variants of the SARS-CoV-2 virus, ongoing clinical development, manufacturing and supply, pricing, commercialization, if approved, regulatory matters and third-party and governmental arrangements and potential arrangements;
•the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•our anticipated next steps for our development candidates and investigational medicines that may be slowed down due to the impact of the COVID-19 pandemic, including our resources being significantly diverted towards our COVID-19 vaccine efforts, particularly if the federal government seeks to require us to divert such resources;
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

•the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and investigational medicines;
•our ability to obtain funding for our operations necessary to complete further development and commercialization of our investigational medicines;
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
•future agreements with third parties in connection with the commercialization of our investigational medicines, if approved;
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
•the impact of laws and regulations;
•developments relating to our competitors and our industry; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Since our founding in 2010, we have been inspired by the belief that mRNA could be used to create a new class of medicines, with significant potential to improve the lives of patients. In 2020, mRNA technology emerged as a new class of medicine, with the potential to help treat the ongoing global pandemic. In the span of just over 11 months, we designed a vaccine against COVID-19 (mRNA-1273) using mRNA-based technology, conducted Phase 1, Phase 2 and Phase 3 clinical trials, which demonstrated that the vaccine was highly effective at preventing COVID-19, and obtained an Emergency Use Authorization (EUA) for the vaccine from the U.S. Food and Drug Administration on December 18, 2020, followed a few days later by an Interim Order from Health Canada authorizing the distribution of the vaccine in Canada. By December 31, 2020, we had delivered nearly 17 million doses of the Moderna COVID-19 Vaccine to the U.S. government, and several hundred thousand doses to the Canadian government to help fight the pandemic. As of December 31, 2020, we had committed orders for approximately 520 million doses of the vaccine to be delivered in 2021 to governments around the world.

The success we experienced in 2020 builds on over 40 years of progress in the biotechnology industry. Our approach fundamentally differs from traditional approaches to medicine. Rather than introduce a protein or chemical to the body, we send tailored mRNA into cells to instruct them to produce specific proteins. We built Moderna on the guiding premise that if mRNA can be used as a medicine for one disease, it could work for many diseases. Instead of starting from scratch for each new vaccine or therapy, our mRNA approach leverages the technology and fundamental components that we have been researching and developing since our founding. By building off our prior research and learning, we believe we can improve how we discover, develop, and manufacture medicines.
Our success in developing the Moderna COVID-19 Vaccine further underpins our belief that mRNA-based medicines have the potential to help patients in ways that could equal or exceed the impact of traditional approaches to medicine.

Our strategic priorities

Our first priority for 2021 is to maximize the impact of our COVID-19 vaccine, both in terms of access and value creation of this product between now and the end of 2021. We are closely monitoring emerging variants of the SARS-CoV-2 virus as it continues to evolve and testing the performance of our vaccine against them. We are also studying potential booster shots, either of the existing vaccine or of a version that has been adjusted to address significant variants, as well as conducting further clinical trials in younger populations, with the hope of being able to provide the vaccine to adolescents aged 12 to 18 by fall 2021. Executing on this first priority will allow us to pursue our second priority, to accelerate vaccine development to advance our pipeline and bring new vaccines to market. In turn, this will make way for our third priority, to generate human proof-of-concept data in autoimmune diseases, cardiovascular diseases, oncology and rare diseases. And this will allow for our fourth priority, to continue to expand the use of mRNA technology to maximize the potential impact we can have on patients. We continue to believe that over time we will have a number of commercial products within our different modalities, which are described in more detail below.

In January 2021, we announced the expansion of our pipeline of prophylactic vaccines with three new development programs: mRNA vaccine candidates against seasonal flu, human immunodeficiency virus (HIV) and the Nipah virus. We also announced our intent to expand our respiratory syncytial virus (RSV) vaccine program into older adults. We currently have 24 mRNA development programs in our portfolio, with 13 having entered the clinic.

As of February 15, 2021, we had received additional regulatory authorizations for use of our COVID-19 vaccine in Europe, the United Kingdom, Israel, Switzerland, Singapore and Qatar. We continue forging ahead with the rolling reviews of our COVID-19 vaccine that have already been initiated with several regulatory agencies across the globe and the WHO, which is important for obtaining regulatory authorization to distribute the vaccine in many middle- and low-income countries.

The early investment we made in our manufacturing and digital capabilities prepared us to rapidly scale our production. At present, we believe we will be able to produce between 700 million and 1 billion doses of our COVID-19 vaccine in 2021. We are continuing to invest and add staff to make this production possible. We are also working on increasing our potential supply to up to 1.4 billion doses for 2022. Much of the production for the supply of the U.S. market will be completed at our Moderna Technology Center facility, or MTC South, in Norwood, Massachusetts, with additional production by Lonza Ltd. for the U.S. market. We have also partnered with Lonza to complete all production in Switzerland of our COVID-19 vaccine (generally referred to as COVID-19 Vaccine Moderna outside the U.S.) for markets other than the U.S. Fill-finish services for our COVID-19 vaccine are provided by Catalent Inc. in the U.S., and by ROVI and Recipharm outside the U.S. We have also partnered with other contract manufacturing organizations for the production of and fill-finish services for our COVID-19 vaccine, and expect that we will enter into additional collaborations as we scale production.

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

The intrinsic advantages of using mRNA as a medicine
mRNA possesses inherent characteristics that we believe provide it with a strong foundation as a new class of medicines. These characteristics include:
1.mRNA is used by every cell to produce all proteins: Cells in the human body use mRNA to make all types of proteins, including secreted, membrane, and intracellular proteins. mRNA is used by cells to vary the quantities of protein produced over time, in different locations, and in various combinations. Given the universal role of mRNA in protein production, we believe that mRNA medicines could have broad applicability across human disease.

2.Making proteins inside one’s own cells mimics human biology: Using a person’s own cells to produce protein therapeutics or vaccine antigens provides certain advantages over existing technologies such as recombinant proteins, which are manufactured using processes that are foreign to the human body. These advantages include the ability to:

•use multiple mRNAs to produce multiple proteins;
•reduce or eliminate immunogenicity;
•create multi-protein complexes;
•produce therapeutic or vaccine proteins locally;
•harness native protein folding and glycosylation; and
•make proteins that are unstable outside the body.

3.mRNA has a simple and flexible chemical structure: Each mRNA molecule comprises four chemically similar nucleotides to encode proteins made from up to 20 chemically different amino acids. To make the full diversity of possible proteins, only simple sequence changes are required in mRNA. A vast number of potential mRNA medicines can be developed, therefore, with only minor changes to the underlying chemical structure of the molecule or manufacturing processes, a significant advantage over small molecule or protein therapeutics.

4.mRNA has classic pharmacologic features: The intrinsic properties of mRNA translate into attractive pharmacologic features, including:

•each mRNA encodes for a specific protein and no other protein;
•each mRNA molecule can produce many copies of a protein in the cell before being degraded;
•increasing mRNA levels in a cell generally leads to increasing protein levels; and

•the effects of mRNA in a cell can be transient and limits risk of irreversible changes to the cell’s DNA.

As a result, mRNA possesses many of the attractive pharmacologic features of most modern medicines, including reproducible activity, predictable potency, and well-behaved dose dependency; and the ability to adjust dosing based on an individual patient’s needs, including stopping or lowering the dose, to seek to ensure safety and tolerability.

mRNA as a new class of medicines

Based on these and other features, we have developed four core beliefs about the value drivers of mRNA as a new class of medicines:

1.mRNA has the potential to create an unprecedented abundance and diversity of medicines. Although only two infectious disease vaccines using mRNA technology have been authorized to date for emergency use, or other provisional, interim or conditional use in response to the COVID-19 pandemic, we believe this success further demonstrates the potential for mRNA medicines to provide patients or healthy individuals with any therapeutic protein or vaccine, including those targeting intracellular and membrane proteins. This breadth of applicability has the potential to create an extraordinary number of new mRNA-based medicines that are currently beyond the reach of recombinant protein technology.

2.Advances in the development of our mRNA medicines can reduce risks across our portfolio. mRNA medicines share fundamental features that can be used to learn quickly across a portfolio. We believe that once safety and proof of protein production has been established in one program, the technology and biology risks of related programs that use similar mRNA technologies, delivery technologies, and manufacturing processes will decrease significantly. We believe that the progress of our COVID-19 vaccine has helped mitigate risk associated with our prophylactic vaccine modality.

3.mRNA technology can accelerate discovery and development. The software-like features of mRNA enable rapid in silico design and the use of automated high-throughput synthesis processes that permit discovery to proceed in parallel rather than sequentially. We believe these mRNA features can also accelerate drug development by allowing the use of shared manufacturing processes and infrastructure.

4.The ability to leverage shared processes and infrastructure can drive significant capital efficiency over time. We believe the manufacturing requirements of different mRNA medicines are dramatically more similar than traditional recombinant protein-based drugs across a similarly diverse pipeline. When manufacturing at commercial scale, we believe a portfolio of mRNA medicines will benefit from shared capital expenditures, resulting in lower program-specific capital needs and an advantageous variable cost profile.

We believe that the development of mRNA as a new class of medicines, as evidenced by the development of mRNA-based vaccines during 2020, represents a significant breakthrough for patients and our industry.

OUR STRATEGIC PRINCIPLES AND APPROACH TO MANAGING RISK
Our strategy is designed to deliver on the full scope of the mRNA opportunity over the long-term. Reaching patients with mRNA medicines requires us to make complex choices, including: how much capital we devote to technology creation, drug discovery, drug development, commercial and global marketing and infrastructure; which programs we advance and how; whether we advance programs alone or with strategic collaborators; and which capabilities we build internally versus outsource.

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

Our strategic principles
1.We seek to discover and develop a large pipeline in parallel.
Our goal is to address or prevent as many human diseases as our technology, talent, capital, and other resources permit. We do so as rapidly as we can, understanding both the urgency for patients and the need to be disciplined in our approach. We have a diverse pipeline of 24 development programs, with 13 of them having entered the clinic, many of which have the potential to be first-in-class or best-in-class medicines. We have one commercial product, our COVID-19 vaccine, that is being distributed globally.

2.We undertake sustained, long-term investment in technology creation. We aim to improve the performance of mRNA medicines in our current modalities, and to unlock new modalities, through investments within basic and applied science. We are committed to remaining at the forefront of mRNA science.

3.We focus on the pace and scale of our learning. We believe that time is a critical resource. We seek to accelerate our progress by solving numerous technical problems in parallel rather than in sequence. Our scientists pursue experiments based on how much we can learn from the results, not just the probability of a positive outcome. We believe negative information is valuable and we can learn from our setbacks. We make significant investments in digital assets and research infrastructure to accelerate the pace and scale of our learning.

4.We integrate across the most critical parts of our value chain. mRNA is a complex multicomponent system and we believe it demands integration. We believe that we must be directly engaged in research, drug discovery, drug development, process and analytical development, and manufacturing to accelerate our learning, reduce our risk, and protect our critical know-how. Where appropriate, we seek out strategic collaborators that can augment our capabilities or expand our capacity in specific therapeutic areas, while being careful to resist the fragmentation of our core technology.

5.We forward invest in core enabling capabilities and infrastructure. To execute across a broad pipeline, we need to invest at risk before we have all the answers. Our forward investments focus on areas where lead times are long and where early investments can reduce execution risk and accelerate future progress. We proactively invested in a dedicated manufacturing facility, Moderna Technology Center (MTC), in Norwood, MA, to support the anticipated growth of our pipeline, and this early investment greatly facilitated our ability to respond to the COVID-19 pandemic by allowing us to begin production of our vaccine even before we received regulatory authorization for its distribution.

Our approach to managing risk
In conjunction with the strategic principles that guide our approach to long-term value creation, we actively manage the risks inherent in our business. At present, these categories of risk include: technology, biology, execution, and financing. We summarize our approach to managing these risks below:

1.Technology risk encompasses the challenges of developing the product features of mRNA medicines, including delivery, controlling interactions with the immune system, optimizing therapeutic index, and manufacturing. We believe the best way to mitigate technology risk is to sustain long-term investments in our platform. In addition, we diversify our technology risk by compartmentalizing our pipeline into groups of programs with shared product features, which we call modalities. Lastly, we stage program development within a modality, leveraging the first program, whether successful or not, to generate insights that accelerate and reduce the risk of subsequent programs within the modality.

2.Biology risk entails the risk unique to each program based on its mechanism of action and of clinical development in the target patient population. We believe the best way to manage biology risk is to diversify it by pursuing multiple programs in parallel. In addition, within a modality we seek to initially pursue programs with well-understood biology. Lastly, we may seek strategic collaborators to share risk and upside in disease areas with high inherent biology risk, such as cancer and heart disease.

3.Execution risk refers to the challenge of executing against the scale of our mission. We solve for this risk by seeking to hire the right people, the best talent in the industry. We seek to foster a culture of execution with a focus on quick review cycles and high velocity decision-making. We make forward investments in infrastructure, including manufacturing. Lastly, we have created a digital backbone to track all aspects of our programs and anticipate challenges before they arise.

4.Financing risk refers to our ability to access the capital required to fund the current breadth of our endeavor, as well as new opportunities. We manage this risk by attempting to maintain a strong balance sheet with several years of cash runway. As of December 31, 2020, we had cash, cash equivalents, and investments of $5.25 billion. This balance represents a significant increase in our liquidity over the prior year, driven primarily by customer deposits for the sale of our COVID-19 vaccine, as well as two equity offerings during the first half of the year (in February and May).

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

Our progress
Our success in developing a highly effective vaccine against COVID-19, going from sequence selection, conducting clinical trials and to receipt of regulatory authorization for emergency use, all in less than a year, provides a visible example of the promise of mRNA-based medicine. Our COVID-19 vaccine is currently authorized or conditionally approved in over 30 countries, and has already been used to vaccinate millions of patients to help combat the pandemic. We believe our success in developing this vaccine has positive implications beyond infectious disease vaccines and across our six modalities. We currently have 24 programs in development, and our pipeline spans five therapeutic areas: infectious diseases, immuno-oncology, rare diseases, cardiovascular diseases and autoimmune diseases. We remain on track to produce between 700 million and 1 billion doses of our COVID-19 vaccine in 2021.

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

We define success in our platform as achieving the following pharmacologic properties:

•predictable dose response;
•reproducible pharmacology, including upon repeat dosing;
•therapeutic potency, through achieving the intended pharmacologic activity in the target tissue;
•safety and tolerability; and
•scalability for development.

Achieving any of these pharmacologic properties requires many, often interdependent, technological solutions. We organize our efforts into three core scientific areas: mRNA, delivery, and manufacturing process as shown in the figure below:

We pursue mRNA science to minimize undesirable activation of the immune system by mRNA, to maximize the mRNA potency of mRNA once inside target cells, and to extend pharmacology of our therapeutics. We pursue delivery science to protect mRNA from extracellular enzymes that would degrade it, to avoid counterproductive interactions of our delivery vehicles with the immune system, deliver mRNA to desired tissues, and facilitate mRNA transport across cell membranes to the translational machinery within cells. Finally, we have learned that the methods for producing mRNA and lipid nanoparticle, or LNP, delivery systems can have profound positive and negative effects on pharmacology. We pursue process science to optimize these features for our future medicines and to develop technical capabilities to scale our potential mRNA medicines for clinical development.

We have incurred significant expense to advance our platform technology and our intellectual property. This investment has underpinned the creation of all six of our existing modalities and helped us to establish fundamental intellectual property. We intend to sustain our investment in our platform in the future because we believe we can establish new modalities and continue to make meaningful improvements in the performance of our current modalities.

Our COVID-19 vaccine demonstrates the success of our current platform. Our current pipeline, which consists of 24 programs, depends on hundreds of small advances and 10 years of research and investment in our three core scientific areas. Examples of many critical advances that we have made are described below. These advances demonstrate our significant progress to date, and exemplify our approach to tackling hundreds of smaller scientific problems and organizing them into technological solutions.

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

We continue to invest in both applied and basic research, seeking to advance both the state of our technology and the state of the scientific community’s understanding of mRNA. Examples of advances in mRNA science that combine nucleotide chemistry, sequence engineering, and targeting elements are described below.

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

The immune and cellular response to mRNA is complex, context specific, and often linked to the sensing of uridine. To minimize undesired immune responses to our potential mRNA medicines, our platform employs chemically-modified uridine nucleotides to minimize recognition by both immune cell sensors such as TLR3/7/8, and broadly-distributed cytosolic receptors such as RIG-I. mRNA produced using our synthesis technologies and containing unmodified uridine results in significant upregulation of secreted cytokines such as IP-10, which is indicative of local immune cell activation. Administration of monocyte-derived macrophages, or MDMs, with unmodified mRNA formulated in LNPs results in an increased ratio of IP-10 transcripts relative to a housekeeping gene. By substituting unmodified uridine with a modified uridine, we can substantially reduce immune cell activation in this assay. The control contains only transfection agent and no mRNA. In multiple preclinical experiments we have demonstrated reduced immune cell activation, including of B cells, lower immunoglobulin secretion, and lower cytokine expression when administering mRNA made with modified uridine versus unmodified uridine. To date, when deploying these technologies, we have yet to observe dose-limiting toxicity attributable to the mRNA encoding proteins from our drug substance even at the exaggerated doses in IND-enabling GLP toxicology programs. Importantly, in preclinical testing, our chemically-modified uridine has not significantly affected the ribosome’s ability to read and translate the mRNA sequence.

Nucleotide chemistry of mRNA reduces immune activation in vitro (in monocyte-derived macrophages)

mRNA sequence engineering: Maximizing protein expression

mRNA exists transiently in the cytoplasm, during which time it can be translated into thousands of proteins before eventually being degraded. Our platform applies bioinformatic, biochemical, and biological screening capabilities, most of which have been invented internally that aim to optimize the amount of protein produced per mRNA. We have identified proprietary sequences for the 5’-UTR that have been observed to increase the likelihood that a ribosome bound to the 5’-end of the mRNA transcript will find the desired start codon and reliably initiate translation of the coding region.

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

Chemistry: Novel lipid chemistry to potentially improve safety and tolerability

We initially used LNP formulations that were based on known lipid systems, which we refer to as “legacy LNPs.” A recognized limitation of these legacy LNPs is the potential for inflammatory reactions upon single and repeat administration that can impact tolerability and therapeutic index. Our later-developed, proprietary LNP systems are therefore designed to be highly tolerated and minimize any LNP vehicle-related toxicities with repeat administration in vivo. The changes we made have included engineering amino lipids to avoid the immune system and to be rapidly biodegradable relative to prior lipids. Administered intravenously in non-human primates, at 0.2 mg/kg, our proprietary LNPs demonstrate rapid clearance of the lipid from plasma and organs such as peripheral lymphoid organs and the liver.

Rapid clearance of lipid components of LNPs from plasma in non-human primate study

(y-axis in log-scale)

Even in the case of vaccines, where one might hypothesize that LNP-induced immune stimulation could potentially increase the effectiveness of the vaccine, we have demonstrated in preclinical studies that we can maintain the desired immune response to the vaccine while reducing undesired local immune reaction, or reactogenicity, to the LNP. The tolerability of our vaccine formulation has been demonstrated clinically and, to date, millions of individuals worldwide have received our vaccine against COVID-19.

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

Our platform creates mRNA using a cell-free approach called in vitro transcription in which an RNA polymerase enzyme binds to and transcribes a DNA template, adding the nucleotides encoded by the DNA to the growing RNA strand. Following transcription, we employ proprietary purification techniques to ensure that our mRNA is free from undesired synthesis components and impurities that could activate the immune system in an indiscriminate manner. Applying our understanding of the basic science underlying each step in the manufacturing process, we have designed proprietary manufacturing processes to impart desirable pharmacologic features, for example increasing potency in a vaccine. Using a model antigen injected intramuscularly in mice at a 3 microgram (µg) mRNA dose, the figure below shows the significant improvement in CD8 T cell response we have achieved through mRNA manufacturing process science and engineering as evidenced by Process B.

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

Going beyond optimization of traditional manufacturing processes, we have invested in understanding and measuring the various biochemical and physical interactions during LNP assembly and purification. We have additionally developed state-of-the-art analytical techniques necessary to characterize our LNPs and biological systems to analyze their in vitro and in vivo performance. With these insights, we have identified manufacturing process parameters that drive LNP performance, for example, the potency in a secreted therapeutic setting. These insights have allowed us to make significant improvements in the efficiency of our processing and the potency of our LNPs, as exemplified in the figure below. For example, expression of a secreted protein in our Relaxin program demonstrates an approximate eight-fold increase in AUC and approximate six-fold increase in maximum concentration for manufacturing process Y versus manufacturing process X in rats dosed intravenously with 0.5 mg/kg mRNA.

Manufacturing process changes to enhance relaxin protein production by mRNA in rat study

Our platform progress to date

Since our inception, we have solved numerous interdependent problems related to the pharmacologic features of our potential mRNA medicines. These features are detailed and exemplified below. Please also see the section of this Annual Report on Form 10-K titled “Business—Program Descriptions” for recent clinical results for our investigational medicines, including our COVID-19 vaccine (mRNA-1273), CMV vaccine (mRNA-1647), hMPV/PIV3 vaccine (mRNA-1653), antibody against Chikungunya virus (mRNA-1944), and PCV (mRNA-4157) utilizing Moderna proprietary technology.

Dose-dependent protein expression in the clinic

We have demonstrated in the clinic the ability to generate consistent dose dependent levels of protein (antibody) as well as the ability to safely repeat dose. Interim data from our Phase 1 study evaluating escalating doses of mRNA-1944 in the 0.6 mg/kg dose with steroid premedication cohort and two doses of 0.3 mg/kg (without steroid premedication) given one week apart demonstrated dose-dependent increases in levels of antibody against chikungunya. Safety and increased CHKV-IgG production in the two-dose regimen shows the platform’s ability for repeat dosing.

Expression of antibody against Chikungunya virus in the Phase 1 study of mRNA-1944

Reproducible pharmacology, including upon repeated dosing

By combining advances in mRNA, delivery, and manufacturing process science, we have demonstrated in preclinical studies sustained and reproducible pharmacology. The figure below shows a recent example in a mouse model that recapitulates metabolic defects in propionic acidemia, or PA. In this rare disease, a defect in one or both of two different subunits (PCCA and PCCB) of the mitochondrial enzyme propionyl-CoA carboxylase results in accumulation of toxic metabolites such as 2-methylcitrate, or 2MC.In mice hypomorphic for the PCCA subunit, monthly intravenous, or IV, administration of mRNAs encoding PCCA and PCCB formulated in our proprietary LNP (mRNA-3927) resulted in a significant and sustained lowering of 2MC throughout the duration of the 6-month study compared to control (luciferase) mRNA (1 mg/kg, n=6/group). We are currently recruiting PA patients for our Phase 1 trial of mRNA-3927. As noted above, we have also seen success in repeat dosing of our antibody against Chikungunya virus.

Plasma 2-methylcitrate levels with repeat dosing of PCCA+PCCB mRNA in PA mouse study

Decreased immune activation upon repeat dosing in non-human primates

We have observed decreased immune activation which enables repeat dosing in non-human primates, as shown in the figure below. The data below indicates serum concentration of human erythropoietin, or hEPO, with repeat dosing of mRNA encoding hEPO in our proprietary LNPs with weekly IV administration at 0.2 mg/kg in non-human primates.

Repeat dosing with mRNA encoding for hEPO in our proprietary LNP in non-human primate study

We believe that by combining proprietary mRNA technologies, delivery technologies, and manufacturing process technologies we have significantly advanced the potential therapeutic index of our potential mRNA-based therapeutics.

Pharmacologic activity in the target tissue and cell

While some of our modalities, such as systemic secreted therapeutics, can leverage many different cell types to make therapeutic proteins, others such as systemic intracellular therapeutics, may require delivery of our mRNA into specific tissues and cell types, for instance hepatocytes in certain liver metabolic diseases. Combining our proprietary mRNA, delivery, and manufacturing process technologies we have observed on-target pharmacologic activity in hepatocytes in non-human primates. The on-target potency of this approach contrasts with traditional delivery technologies. In the figure below, one of our proprietary LNPs with increased hepatocyte transfecting properties result in protein expression in liver hepatocytes in non-human primates as demonstrated with a reporter protein detected by immunohistochemistry at 6 hours after IV infusion at 2 mg/kg.

Protein expression in hepatocytes with a proprietary LNP in non-human primate study

Additionally, this LNP results in extended expression of a secreted reporter protein in non-human primates as compared to one of our other proprietary LNPs after IV delivery at 0.1mg/kg.

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

CREATING MODALITIES WITH SHARED PRODUCT FEATURES
Our approach to developing modalities
Within our platform, we develop technologies that enable the development of mRNA medicines for diverse applications. When we identify technologies that we believe could enable a new group of potential mRNA medicines with shared product features, we call that group a “modality.” While the programs within a modality may target diverse diseases, they share similar mRNA technologies, delivery technologies, and manufacturing processes to achieve shared product features. The programs within a modality will also generally share similar pharmacology profiles, including the desired dose response, the expected dosing regimen, the target tissue for protein expression, safety and tolerability goals, as well as pharmaceutical properties. Programs within a modality often have correlated technology risk, but because they pursue diverse diseases, they often have uncorrelated biology risk. We have created six modalities to date:

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

•We identify a first program (or programs) through which we seek to discover and develop solutions for any modality-specific technological challenges. We then leverage the learnings from this first program to the benefit of all subsequent programs in the modality.
•We seek to diversify biology risks within the modality by advancing multiple programs in parallel, against multiple diseases, following the first program.
•When we believe a strategic collaborator could significantly de-risk our early efforts in a new modality, we often seek a strategic collaborator to share the risks and benefits on a specific set of early programs.
•After experience with the first program (or programs) in a modality, we seek to rapidly expand our pipeline within that modality to take full advantage of the opportunity.

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

We chose to pursue two programs in separate, but parallel, clinical trials to establish the flexibility of our platform.

When both programs met our goals for safety, tolerability, and pharmacology, we accelerated and expanded our vaccine pipeline to include multiple commercially meaningful and increasingly complex vaccines. These included a combination vaccine, designed to protect against two unrelated respiratory viruses, human metapneumovirus, or hMPV, and human parainfluenza 3, or PIV3, and a vaccine that combines six different mRNAs, our cytomegalovirus, or CMV, vaccine, to express a complex pentameric antigen. We also sought strategic alliances with the Defense Advanced Research Projects Agency (DARPA), the Biomedical Advanced Research Development Authority (BARDA) and Merck & Co. (Merck), to allow us to rapidly expand our pipeline and complement our capabilities with their expertise. This early work in the prophylactic vaccines modality led to the ability to introduce our COVID-19 vaccine during 2020 in response to the ongoing pandemic.

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

Expanding within our designated core modalities
In 2020 we designated the prophylactic vaccines and systemic secreted and cell surface therapeutics modalities as “core modalities” following positive Phase 1 data from our CMV vaccine and chikungunya antibody program, respectively. We believed that this data reduced the risk of these modalities, and our strategy is to invest in additional development candidates within these modalities.

Since January 2020, we have nominated six new development candidates within our prophylactic vaccines modality, including our COVID-19 vaccine (which is now authorized for emergency use or conditionally approved in over 30 countries), as well as vaccine candidates for seasonal flu, HIV, Nipah virus, and EBV. We also regained rights to develop an RSV vaccine for adults, following the conclusion of our collaboration with Merck in October 2020, which consolidated our global commercial rights to all development candidates within our prophylactic vaccines modality.

Within our systemic secreted and cell surface therapeutics modality, we announced two new development candidates in 2020: Interleukin-2, or IL-2, and programmed death-ligand-1, or PD-L1. In 2021, we also announced that we have regained the rights to our Relaxin program from AstraZeneca, and we are currently evaluating how to proceed with the program. Our exploratory modalities continue to be a critical part of advancing our strategy to maximize the application of our potential mRNA medicines.

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

OUR PIPELINE

Since we nominated our first program in late 2014, we and our strategic collaborators have advanced in parallel a diverse development pipeline which currently consists of 27 development candidates across our 24 programs, with 13 having entered the clinic and an additional development candidate subject to an open investigational new drug application (IND). Aspects of our pipeline have been supported through strategic alliances, including with AstraZeneca, Merck, and Vertex Pharmaceuticals, or Vertex, and government-sponsored organizations and private foundations focused on global health initiatives, including BARDA, DARPA, the National Institute of Allergy and Infectious Diseases (NIAID), the National Institutes of Health (NIH), the Coalition for Epidemic Preparedness Innovations (CEPI), and the Bill & Melinda Gates Foundation.

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

The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 24 programs. The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.

The following chart shows our current pipeline of 24 development programs, grouped into modalities—first our two core modalities where we believe we have reduced the technology risk, followed by our four exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines.

PROPHYLACTIC VACCINES MODALITY

We designed our prophylactic vaccines modality to prevent or control infectious diseases. This modality includes our COVID-19 vaccine, which was first authorized by the U.S. FDA for emergency use in December 2020 for vaccination of adults age 18 and older against SARS-CoV-2. Our prophylactic vaccines modality currently includes ten development candidates in addition to our commercial COVID-19 vaccine, all of which are vaccines against viruses. The goal of any vaccine is to safely pre-expose the immune system to a small quantity of a protein from a pathogen, called an antigen, so that the immune system is prepared to fight the pathogen if exposed in the future, and prevent infection or disease.

Prophylactic vaccines: Opportunity
Vaccines to prevent infectious diseases are one of the great innovations of modern medicine. In the United States alone, the Centers for Disease Control and Prevention (CDC) estimates that childhood vaccinations given in the past two decades will in total prevent 322 million Americans from falling ill, 21 million hospitalizations, 732,000 deaths, $295 billion of direct costs, and $1.3 trillion in social costs. The commercial opportunity for vaccines is significant; the worldwide vaccine market in 2019 was $35 billion. More innovative vaccines have been able to achieve pricing per regimen generally ranging from 5 to 20 times that of seasonal flu vaccines.

Prophylactic vaccines: Product features
We believe mRNA-based vaccines offer several advantages, including:

•Ability to mimic many aspects of natural viral infections. mRNA enters cells and is used to produce viral antigen proteins from within the cell that include natural, post-translational modifications. This mimics the process by which natural viral infections occur, where information from viral genomes is used to produce viral proteins from within a cell. This can potentially enhance the immune response, including improved B and T cell responses.

•Multiplexing of mRNA for more compelling product profiles. Multiple mRNAs encoding for multiple viral proteins can be included in a single vaccine, either permitting production of complex multimeric antigens that are much more difficult to achieve with traditional technologies, or producing antigens from multiple viruses at once. As an example, our CMV vaccine (mRNA-1647) contains six mRNAs, five of which encode five different proteins that combine to form a pentameric protein complex that is a potentially critical antigen for immune protection against CMV.

•Rapid discovery and advancement of mRNA programs into the clinic. Many viral antigens are known. However, with traditional vaccines, the target pathogens or antigens have to be produced in dedicated cell-cultures and/or fermentation-based manufacturing production processes in order to initiate testing of potential vaccine constructs. Our ability to design our antigens in silico allows us to rapidly produce and test antigens in preclinical models, which can dramatically accelerate our vaccine selection.

•Capital efficiency and speed from shared manufacturing processes and infrastructure. Traditional vaccines require product-dedicated production processes, facilities, and operators. Our mRNA vaccines are produced in a manufacturing process that is sufficiently consistent across our pipeline to allow any one of our facilities the flexibility to produce any of our mRNA vaccines.

Prophylactic vaccines: Vaccines against respiratory viruses

COVID-19 vaccine (mRNA-1273)

Moderna’s COVID-19 vaccine has already been administered in millions of patients and is authorized for use in more than 30 countries

Our COVID-19 vaccine (mRNA-1273) was designed, subject to Phase 1, Phase 2 and Phase 3 clinical trials, delivered clinical trial results, and received emergency use and other conditional authorizations in less than a year, and has been and continues to be a key tool in fighting the global SARS-CoV-2 pandemic. The vaccine is referred to as the Moderna COVID-19 Vaccine in the U.S. and Canadian markets, and is generally referred to as the COVID-19 Vaccine Moderna in other markets. Forward-looking references to our COVID-19 vaccine in this Annual Report on Form 10-K may include future modifications to mRNA-1273 or other development candidates that are designed to provide protection against variants of the SARS-CoV-2 virus.

We worked throughout 2020 to expand our manufacturing capacity and partnered with other companies to supplement that production, and currently anticipate that we will be able to produce between 700 million and 1 billion doses of our COVID-19 vaccine in 2021. Our COVID-19 vaccine is a two-dose course, meaning this production will be sufficient to vaccinate between 350 million and 500 million people against COVID-19 at the current 100 microgram (µg) dose. As of December 31, 2020, we had committed orders for approximately 520 million doses of the COVID-19 vaccine to be delivered in 2021, for total contract consideration of $11.7 billion. We are conducting a Phase 2/3 study of mRNA-1273 in adolescents 12 to 17 years of age. Additional studies are planned to evaluate our COVID-19 vaccine in children younger than 12 years and immunocompromised populations. We are also conducting a field effectiveness trial in the United States to gather additional data in other populations, including older adults and individuals with co-morbidities that place them at increased risk for the complications of COVID-19.

On February 25, 2021, we announced that the Company is developing a next-generation vaccine against COVID-19, mRNA-1283. This vaccine candidate encodes for the portions of the SARS-CoV-2 spike protein that are critical for neutralization, specifically the Receptor Binding Domain (RBD) and N-terminal Domain (NTD). The encoded mRNA-1283 antigen is shorter than mRNA-1273, and is being developed as a potential refrigerator stable mRNA vaccine that we anticipate will facilitate easier distribution and administration by healthcare providers. mRNA-1283 is intended to be evaluated for use as a booster dose for previously vaccinated or infected individuals as well as in a primary series for seronegative individuals.

COVID-19: Disease overview

SARS-CoV-2 is the virus that causes COVID-19 disease, which has led to over 2.4 million global deaths

Coronaviruses are a large family of viruses that can cause illness in animals or humans. In humans there are several known coronaviruses that cause respiratory infections. These coronaviruses range from the common cold to more severe diseases such as severe acute respiratory syndrome (SARS), Middle East respiratory syndrome (MERS), and COVID-19. SARS-CoV-2 is the novel coronavirus first identified in humans in December 2019 and is the cause of COVID-19.

COVID-19 is the most severe global pandemic since the influenza pandemic of 1918. As of February 18, 2021, there have been over 110 million confirmed cases and over 2.4 million global deaths from COVID-19. The risk of mortality increases with age (estimated to be ~0.1% for individuals aged 0-19, ~6% for individuals over age 60). Risk of severe disease and mortality increase for persons with pre-existing diseases or comorbid conditions (e.g. cardiovascular disease, diabetes, chronic lung disease, obesity).

As the pandemic has continued variants of the original SARS-CoV-2 virus first detected in Wuhan, China, have continued to evolve. Certain of these variant strains of SARS-CoV-2 have already proven to lead to increased rates of transmission of the virus, and as the virus continues to evolve, future strains or those already in circulation could cause more severe forms of disease. Some variant strains have also demonstrated resistance to existing vaccines and therapeutics for COVID-19. Data from the primary efficacy analysis announced November 30, 2020 suggested that mRNA-1273—which was designed based upon the genetic sequence of the virus first detected in Wuhan, China—is 94.1% efficacious against symptomatic COVID-19 disease with a clinically-acceptable safety profile. However, while the neutralization titers are comparable for most variant strains tested, including the B.1.1.7 strain first identified in the United Kingdom, there are data to suggest a 6.4-fold reduction in neutralization titers against the B.1.351 strain which was first identified in South Africa. While the titers against B.1.351 remain higher than those found to be protective against viral challenge in animal models, we have nonetheless announced a proactive strategy to address variants of the virus. We are continuing to collaborate with the NIH to study the evolution of the SARS-CoV-2 virus and the effectiveness of mRNA-1273 against new strains. As one part of this strategy, we are testing additional boosters of mRNA-1273 to further increase protection against emerging strains. Additionally, we are advancing an emerging strain booster, referred to as mRNA-1273.351 (named for the B.1.351 strain) to assess protection against that strain. On February 24, 2021, doses of mRNA-1273.351 were shipped to the NIH for a Phase 1 clinical trial that will be led and funded by NIAID.

COVID-19 vaccine (mRNA-1273): Product concept

Our vaccine is an mRNA vaccine against COVID-19 encoding for a prefusion stabilized form of the Spike (S) protein, which was co-developed by Moderna and investigators from NIAID’s Vaccine Research Center.

The Spike protein complex is necessary for membrane fusion and host cell infection and has been the target for the majority of vaccines against COVID-19. Our COVID-19 vaccine encodes a stabilized version of the SARS-CoV-2 full-length spike glycoprotein trimer, S-2P, which has been modified to include two proline substitutions at the top of the central helix in the S2 subunit (S-2P).

COVID-19 vaccine (mRNA-1273): Preclinical data

mRNA-1273 led to protection against SARS-CoV-2 infection in the lungs and nose of non-human primates

On July 29, 2020, we announced the publication in The New England Journal of Medicine of data from a preclinical study of mRNA-1273, demonstrating that two doses of mRNA-1273 provided protection against lung inflammation following viral challenge with SARS-CoV-2 in non-human primates at both the 10 µg and 100 µg dose levels. In addition, both the 10 µg and 100 µg dose groups demonstrated protection against viral replication in the lungs, with the 100 µg dose also protecting against viral replication in the nose of the animals. Of note, none of the eight animals in the 100 µg group showed detectable viral replication in the nose compared to six out of eight in the placebo group on day 2.

COVID-19 vaccine (mRNA-1273): Clinical data

Phase 1 trial. A Phase 1 open-label study of mRNA-1273 is being conducted by the NIH. This study, which began on March 16, 2020, originally enrolled 45 healthy adult volunteers ages 18 to 55 years and is evaluating three dose cohorts (25 µg, 100 µg and 250 µg). An additional seven cohorts were subsequently added in the Phase 1 study: a 50 µg cohort in adults 18-55 (n=15), three cohorts of older adults (n=30, ages 56-70, 25 µg, 50 µg, and 100 µg) and three cohorts of elderly adults (n=30, ages 71 and above, 25 µg, 50 µg, and 100 µg).

On July 14, 2020, we announced the publication in The New England Journal of Medicine of an interim analysis of data from the original cohorts obtained through Day 57 in the Phase 1 study. This interim analysis demonstrated that mRNA-1273 induced binding antibodies to the full-length SARS-CoV-2 Spike protein (S) in all participants after the first vaccination, with all participants seroconverting by Day 15. Dose dependent increases in binding titers were seen across the three dose levels, and between prime and boost vaccinations within the dose cohorts. After two vaccinations, at Day 57, geometric mean titers exceeded those seen in convalescent sera obtained from 38 individuals with confirmed COVID-19 diagnosis. Of the 38 individuals in the convalescent sera group, 15% were classified as having severe symptoms (hospitalization requiring intensive care and/or ventilation), 22% had moderate symptoms and 63% had mild symptoms. Convalescent sera samples were tested using the same assays as the study samples. mRNA-1273 was generally well-tolerated, with no serious adverse events reported through Day 57. Adverse events were generally transient and mild to moderate in severity.

Evaluation of the durability of immune responses is ongoing, and participants will be followed for one year after the second vaccination, with scheduled blood collections throughout that period. On December 2, 2020, a letter to the editor was published in The New England Journal of Medicine reporting that participants in the Phase 1 study of mRNA-1273 retained high levels of neutralizing antibodies through 119 days following first vaccination (90 days following second vaccination). The study was led by NIAID.

Phase 1 older adult cohort. On September 29, 2020, we announced the publication in The New England Journal of Medicine of the second interim analysis of data from 40 healthy adult participants across two dose levels (25 µg and 100 µg) in two age cohorts (ages 56-70 and ages 71+), and reports results through Day 57 (1 month after the second dose). Both the 25 µg and 100 µg dose levels of mRNA-1273 were generally well-tolerated, with no serious adverse events reported through Day 57.

At both the 25 µg and 100 µg dose levels, after two vaccinations, mRNA-1273 induced dose-dependent binding antibody responses reaching the upper quartile of the distribution of convalescent sera. At Day 57 (1 month post-dose 2), geometric mean titers (GMT) exceeded the median of those seen in convalescent sera from 41 individuals with confirmed COVID-19 diagnosis.

Phase 3 trial. The Phase 3 COVE trial for mRNA-1273 is a randomized, 1:1 placebo-controlled study testing the vaccine at the 100 µg dose level in 30,000 participants in the U.S., ages 18 and older. The primary endpoint of the COVE study, which is ongoing, is the prevention of symptomatic COVID-19 disease. Key secondary endpoints include prevention of severe COVID-19 disease and prevention of infection by SARS-CoV-2. The Phase 3 COVE study was designed in collaboration with the FDA and NIH to evaluate vaccine efficacy in Americans at risk of severe COVID-19 disease and completed enrollment of more than 30,000 participants ages 18 and older in the U.S. on October 22, 2020, including those at high risk of severe complications of COVID-19 disease. In early September 2020, we announced that we were slowing enrollment in the trial to ensure representation of communities of color in the COVE study. Final enrollment in the study included more than 11,000 participants from communities of color, representing 37% of the study population.

On December 30, 2020, interim safety and primary efficacy results from the Phase 3 trial of mRNA-1273 were published in The New England Journal of Medicine. The primary endpoint of the Phase 3 COVE study was based on the analysis of COVID-19 cases confirmed and adjudicated starting two weeks following the second dose of vaccine. This final analysis was based on 196 cases, of which 185 cases of COVID-19 were observed in the placebo group versus 11 cases observed in the Moderna COVID-19 Vaccine group, corresponding to a 94% vaccine efficacy (95% CI 89.3-96.8%; p<0.0001). This efficacy is highlighted in the chart below. The most common solicited adverse reactions (ARs) after the two-dose series was injection site pain (86.0%). Solicited systemic adverse events occurred more often in the Moderna COVID-19 vaccine group (54.9% and 79.4%) than in the placebo (42.2% and 36.5%) group after both the first dose and the second dose respectively and were most commonly headache, fatigue and myalgia. While the majority of these ARs were mild (grade 1) or moderate (grade 2), there was a higher occurrence of severe (grade 3) reactions in the Moderna COVID-19 Vaccine group after the first (2.9%) and second (15.8%) injections. The majority of local solicited ARs occurred within the first one to two days after injection and generally persisted for a median of one to two days. Safety data continues to accrue, and the study continues to be monitored by an independent Data Safety Monitoring Board (DSMB) appointed by the NIH. All participants in the COVE study will be monitored for two years after their second dose to assess long-term protection and safety. Additional data to be collected will include longer term safety follow-up, duration of protection against COVID-19, and efficacy against asymptomatic SARS-CoV-2 infection. All placebo recipients in the Phase 2 and Phase 3 trials have been offered our COVID-19 vaccine. As of February 15, 2020, over 80% of placebo recipients have received at least one dose of our COVID-19 vaccine.

We are also conducting a Phase 2/3 study of mRNA-1273 in adolescents 12 to less than 18 years of age and a Phase 2/3 pediatric study in children less than 12 years old is expected to begin in April 2021. Finally, to assess the ability of a third vaccination with mRNA-1273 to further boost antibody titers, participants in the active arms (100 and 50ug) of our Phase 2 adult study will be offered a 50ug booster dose. Additional studies are planned to evaluate mRNA-1273 in special risk groups, such as the immunocompromised.

COVID-19 vaccine (mRNA-1273): Regulatory updates

On December 18, 2020, the U.S. Food and Drug Administration authorized the emergency use of mRNA-1273, Moderna’s vaccine against COVID-19, in individuals 18 years of age or older. Our COVID-19 vaccine has also been authorized for emergency or conditional use by regulatory authorities in Canada, Israel, the United Kingdom, the European Union, Switzerland, Singapore and Qatar. Additional authorizations are currently under review in additional markets and by the World Health Organization (WHO). We expect to submit a biologics license application, or BLA, to the FDA for approval of mRNA-1273, and to submit applications with other regulatory authorities for similar approvals, which will allow for the commercial sale and distribution of the vaccine after the pandemic subsides and conditions are no longer met for emergency or conditional use authorizations.

COVID-19 vaccine (mRNA-1273): Commercial, manufacturing and supply updates

As of December 31, 2020, we have signed supply agreements to deliver approximately 520 million doses of mRNA-1273 in 2021, for total contract consideration of $11.7 billion. We have confirmed the following supply agreements as of that date: United States: 200 million doses, with option for an additional 300 million doses; European Union: 160 million doses; Japan: 50 million doses; Canada: 40 million doses, with option for an additional 16 million doses; South Korea: 40 million doses; United Kingdom: 17 million doses; Switzerland: 7.5 million doses; Israel: 6 million doses. We also signed agreements with Qatar, Singapore, and other countries for which order amounts were not disclosed.

During 2021, and through the date of this Annual Report on Form 10-K, we have agreed to additional supply agreements, or received option exercises, for additional doses as follows: United States: 100 million doses, with an option remaining for 200 million doses; European Union: 150 million doses, with an option remaining for 150 million doses in 2022 (subject to final execution of the Purchase Agreement following the expiration of the opt out period for EU Member States); Canada: 4 million doses; Colombia: 10 million doses; and Taiwan: 5 million doses.

Our base case global production estimate is 700 million to 1 billion doses for 2021. We are continuing to invest and add staff as we meet production at the high end of this range. We are also working on increasing our potential supply to up to 1.4 billion doses for 2022 based upon the current 100 µg dose. Much of the production for the supply of the U.S. market will be completed at our MTC facility in Norwood, Massachusetts, with additional production by Lonza Ltd. for the U.S. market. We have also partnered with Lonza to complete all production of mRNA-1273 for markets other than the U.S. in Switzerland. Fill-finish services for mRNA-1273 are provided by Catalent Inc. in the U.S., and by ROVI and Recipharm outside the U.S.

We believe that the conditions under which mRNA-1273 can be shipped and stored are a key feature of our vaccine as such conditions provide for greater flexibility in distributing the vaccine to markets where special handling may be a barrier to distribution. mRNA-1273 does not require dilution prior to use and remains stable at 2° to 8°C (36° to 46°F), the temperature of a standard home or medical refrigerator, for 30 days. mRNA-1273 remains stable at -20° C (-4°F) for up to six months, at refrigerated conditions for up to 30 days and at room temperature for up to 12 hours.

hMPV/PIV3 vaccine (mRNA-1653)

We are developing a combination vaccine to address two viruses that are leading causes of respiratory infection

Human metapneumovirus, or hMPV, and human parainfluenza virus 3, or PIV3, are significant causes of respiratory tract infections in children. Despite the substantial impact hMPV and PIV3 have on human health, attention and research on these viruses have lagged relative to other respiratory infections, like respiratory syncytial virus (RSV). To date, no vaccine to prevent hMPV or PIV3 infections has been approved. Our platform allows us to combine mRNAs encoding antigens for the two pathogens in one combination vaccine, enabling a single vaccine that could protect against both respiratory infections. In our approach, we utilize mRNA sequences encoding for the membrane fusion (F) glycoproteins, or F proteins, for each of the viruses. We have generated safety, tolerability, and immunogenicity data from the Phase 1 trial for mRNA-1653 in the United States, which has been completed. Based on these data, we have a Phase 1b trial for mRNA-1653 ongoing in the United States in healthy adults and children aged 12-59 months.

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

Awareness of hospitalizations due to hMPV or PIV3 infections have risen, and we believe that a single, combined vaccine intended for active immunization of infants against both hMPV and PIV3 would be valuable. Previous attempts at developing a vaccine have focused on only hMPV or PIV alone with no known attempts at a combination vaccine.

hMPV/PIV3 vaccine (mRNA-1653): Our product concept

Our approach is to develop a combination vaccine for all infants

mRNA-1653 is a single investigational vaccine consisting of two distinct mRNA sequences that encode the membrane F proteins of hMPV and PIV3, co-formulated in our proprietary LNP.

hMPV/PIV3 vaccine (mRNA-1653): Preclinical information

Our mRNA vaccine is immunogenic and protective in preclinical multiple species

We have evaluated multiple combinations for hMPV/PIV3 mRNA vaccines encoding full-length F proteins for hMPV and PIV3 viruses in mice, Sprague Dawley rats, cotton rats, and African green monkeys, each following intramuscular injection. These studies demonstrate that mRNA encoding for F proteins from these viruses induce robust hMPV and PIV3 neutralizing antibody titers in all species tested. Further, we have demonstrated that our hMPV and PIV3 mRNA combination vaccine does not lead to vaccine-enhanced respiratory disease (evaluated in cotton rats) and is protective against hMPV or PIV3 viral challenge (evaluated in cotton rats and African green monkeys).

hMPV/PIV3 vaccine (mRNA-1653): Clinical data

We have generated safety, tolerability, and immunogenicity data from a Phase 1 trial in the U.S., which has been completed; based on the data, we have a Phase 1b trial in healthy adults and children aged 12-59 months ongoing in the U.S.

A first-in-human dose-ranging study, mRNA-1653-P101, in healthy adults (N = 124) was completed in January 2020. This study evaluated the safety, reactogenicity, and immunogenicity of a range of dose levels (25, 75, 150 or 300 µg) administered on a 1-dose or 2-dose vaccination schedule (approximately 28 days apart) compared with a placebo control in healthy adult subjects (18 through 49 years of age) with a 13 month follow-up period. The mRNA-1653 vaccine was generally well-tolerated at all dose levels. There were no deaths or adverse events of special interest reported during the study. No subject was withdrawn from the study due to an unsolicited adverse event. Injection site pain was the most commonly reported solicited adverse event and the most common grade 3 adverse event. Neutralizing antibodies against hMPV and PIV3 were present at baseline in all subjects, consistent with prior exposure to both viruses. A single dose of mRNA-1653 boosted serum neutralization titers against hMPV and PIV3, and the magnitude of the boost was similar at all dose levels. The Month 1 to baseline geometric mean ratio (GMR) for the pooled mRNA-1653 treatment groups was approximately 6 for hMPV and 3 for PIV3. A second vaccination did not impact the magnitude of hMPV or PIV3 neutralization titers measured at Month 2. The hMPV neutralizing antibody titers remained above baseline at all dose levels through Month 13, and the PIV3 neutralizing antibody titers remained above baseline at all dose levels through Month 7.

We are conducting a Phase 1b trial to evaluate mRNA-1653 in healthy adults and children aged 12-59 months. The Phase 1b trial is a randomized, observer-blinded, placebo-controlled, dose-ranging trial to evaluate the safety and immunogenicity of two dose levels of mRNA-1653 in healthy adults (18-49 years of age) and three dose levels in children (12-59 months of age) with serologic evidence of prior hMPV and PIV3 exposure. The adult cohort includes 24 adults randomized in the ratio 1:1:1 to receive two doses of 30 μg of mRNA-1653, 150 μg of mRNA-1653, or placebo two months apart. As of January 2021, the adult cohort has been completed and the pediatric portion is ongoing.

RSV vaccine (mRNA-1345)

We are developing an RSV vaccine for children and older adults. We intend to explore a combination vaccine with mRNA-1653, our hMPV/PIV3 vaccine, and/or other respiratory viruses to address a wide array of viral respiratory illness in these populations.

Respiratory syncytial virus, or RSV, is one of the most common causes of respiratory disease in children under the age of five and also in older adults. The RSV vaccine (mRNA-1345) is our first RSV vaccine to enter the clinic with the same proprietary LNP as our COVID-19 vaccine. We previously had two different RSV candidates in partnership with Merck (mRNA-1777 and mRNA-1172) enter the clinic. mRNA-1345 was initially nominated as a pediatric vaccine for RSV. In October 2020, we announced that we regained the rights to adult RSV vaccines from Merck and will be moving mRNA-1345 into the adult population.

RSV vaccine (mRNA-1345): Disease overview

RSV is the leading cause of unaddressed severe lower respiratory tract disease and hospitalization in infants and young children worldwide and causes a substantial burden of illness in older adults

RSV causes upper and lower respiratory tract illness worldwide and is transmitted primarily via aerosolized droplets from an infected person, or via contamination of environmental surfaces with infectious secretions. Upper respiratory symptoms typically begin within several days of exposure. In healthy adults, the infection may remain confined to the upper respiratory tract. However, in those with compromised immune systems, such as premature infants, the elderly, or individuals with underlying respiratory disease, lower respiratory tract infections commonly occur and may manifest as wheezing, bronchiolitis, pneumonia, hospitalization or even death. Infections with RSV follow a seasonal pattern, occurring primarily in the Northern hemisphere between the months of November and April, and in the Southern hemisphere primarily between March and October.

RSV is a common cause of respiratory tract illness in children, with most infected at least once by two years of age. In the United States, it is estimated that over two million children younger than five years of age receive medical attention and more than 86,000 are hospitalized due to RSV infection annually. Globally, it is estimated that RSV is responsible for over approximately 33 million episodes of acute lower-respiratory tract infection, 3.2 million hospitalizations and as many as 118,000 deaths per year in children younger than five years of age. RSV also causes a substantial burden of respiratory illness in older adults. RSV infection causes an estimated 177,00 hospitalizations and 14,000 deaths per year in adults aged >65 years in the United States. To date, no effective vaccine to prevent RSV has been approved, and the only approved prophylactic treatment is the monoclonal antibody (mAb) palivizumab, marketed as SYNAGIS in the United States for the prevention of serious lower respiratory disease caused by RSV in pediatric patients at high risk for RSV infection

RSV vaccine (mRNA-1345): Product concept

Prevent RSV disease in young children and older adults with an improved RSV antigen and our proprietary LNP formulation

mRNA-1345 encodes an engineered form of the RSV F proteins stabilized in the prefusion conformation and is formulated in our proprietary LNP. The F protein is present as a homotrimer on the surface of RSV. The prefusion conformation of the F protein interacts with a host cell membrane, and the conformational change from prefusion to postfusion drives virus fusion with a host cell. The majority of RSV-specific neutralizing antibodies in convalescent people are directed to epitopes present only on the prefusion conformation of the F protein. The prefusion state of the F protein elicits a superior neutralizing antibody response compared to the postfusion state in animal studies conducted by others. We believe that neutralizing antibodies elicited by mRNA-1345 may lead to an efficacious RSV vaccine.

RSV vaccine (mRNA-1345): Preclinical information

We have demonstrated that the RSV vaccine mRNA-1345 induces robust RSV neutralizing antibody titers in mice. For example, the left panel below shows the results of a study in which mice were immunized with different dose levels of mRNA-1345 intramuscularly on study days 1 and 21 and RSV neutralizing antibody titers were measured in serum collected on day 33. When compared to the results of a similar mouse study conducted with mRNA from mRNA-1777 formulated in the same proprietary LNP as mRNA-1345, mRNA-1345 was shown to be significantly more immunogenic. We have leveraged our body of non-clinical, clinical and CMC experience from our vaccine portfolio to expedite preclinical development of our RSV mRNA-1345 vaccine.

Serum neutralizing titers in mice for mRNA-1345 and for mRNA-1777 mRNA formulated in our same proprietary LNP

Clinical trials of a formalin-inactivated RSV vaccine conducted in the 1960s resulted in higher rates of severe RSV disease in vaccinated infants than in control infants, a finding referred to as vaccine enhanced respiratory disease (ERD). It is thought that nucleic acid-based vaccines, including mRNA, present a lower risk of ERD because of their biologic similarities with live virus. Given that the RSV vaccine mRNA-1345 is designed to enable intracellular production of prefusion F protein by a person’s own cells, we believe that it likely recapitulates the antigenic presentation and immune cell stimulation as seen with natural infection. Further, the mRNA-1777 RSV vaccine did not predispose for ERD in a cotton rat RSV model (Espeseth et al, npj Vaccines (2020)5:16). To provide further confirmation that the pediatric RSV vaccine mRNA-1345 does not present a risk for ERD, additional preclinical studies will be conducted prior to clinical development of mRNA-1345 in RSV seronegative children or infants.

RSV vaccine (mRNA-1345): Clinical plan

We are conducting a Phase 1 trial for mRNA-1345 in healthy younger adults, healthy older adults and RSV-seropositive children. The Phase 1 trial is a randomized, observer-blind, placebo-controlled, dose escalation study to evaluate the safety, reactogenicity and immunogenicity of three dose levels of mRNA-1345 in healthy younger adults aged 18 to 49 years and healthy older adults aged 65-79 years and two dose levels in RSV-seropositive children aged 12-59 months. As of January 2021, 3 of the 4 younger adult cohorts are fully enrolled, and we began enrollment for the older adult cohort in February 2021.

Seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030)

Three development candidates will be assessed in a phase 1 study planned to start in 2021. Mouse immunization studies have shown strong immune responses against the vaccine antigens.

Seasonal influenza viruses are estimated by the WHO to cause 3 to 5 million cases of severe illness and up to 650,000 deaths each year resulting in a severe challenge to public health. Currently licensed seasonal influenza virus vaccines rarely exceed 60% overall effectiveness and are poorly effective during years when the circulating viruses do not match the strains selected for the vaccine antigens. Particularly in older adults, the population most affected by severe influenza outcomes, vaccine effectiveness remains low. mRNA influenza vaccines could provide several benefits compared to current vaccines, including the ability to more quickly respond to strain changes, avoidance of mutations that may be acquired during vaccine production in eggs or cell culture and stronger immune responses and improved protection in older adults. We are planning to test three development candidates (mRNA-1010, mRNA-1020 and mRNA-1030) in a Phase 1 study starting in 2021, which will allow us to identify a candidate to take forward into pivotal efficacy studies. The vaccine will be administered as a single dose and will aim to elicit protection from all seasonal influenza viruses. In the future we also plan to evaluate the combination of a seasonal influenza vaccine with vaccines against other respiratory viruses with similar epidemiology.

Seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030): Disease overview

Influenza most substantially impacts young children and older adults, and current vaccines show low effectiveness

Influenza epidemics occur each year and manifest in mild to severe forms. Common symptoms of influenza infection include fever, runny nose, sore throat, muscle pain and coughing. The symptoms onset generally occurs within two days after infection and in uncomplicated cases the disease is self-limiting and resolves within a week. However, influenza virus infection can lead to severe disease, especially in high risk groups (including older adults and individuals with comorbidities), and even death (290,000-650,000 respiratory deaths worldwide annually).

Influenza viruses follow a seasonal circulation pattern with increased cases during the winter months in the Northern and Southern hemispheres, respectively. Since influenza viruses continuously change through a process termed antigenic drift, the circulating viruses are actively monitored by a worldwide monitoring network coordinated by the WHO. Based on the observed circulation patterns and antigenic changes, an expert panel recommends influenza virus strains to be used for vaccine manufacturing twice a year (once for the Northern and once for the Southern hemisphere). Influenza A and influenza B viruses are the most relevant influenza viruses for human infection. Therefore, current recommendations include one influenza A H1N1 strain, one influenza A H3N2 strain and two influenza B strains (covering the B/Victoria and B/Yamagata lineages).

Seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030): Product concept

Prevent influenza virus infections by annual vaccination against circulating seasonal influenza viruses

Our investigational products will aim to elicit protective antibodies against circulating seasonal influenza viruses. Three products will be tested in the clinic in 2021 with the goal of selecting one product to move forward into pivotal studies. The final product is expected to be updated twice a year (for the Northern and Southern hemispheres, respectively) based on the recommendations by WHO and will include antigens of the four strains recommended for seasonal vaccines. An mRNA-based influenza vaccine has a number of potential advantages over vaccines produced using traditional manufacturing processes, such as avoiding mutations to proteins acquired by passage during egg- or cell-propagation of viruses, presentation of antigens in their natural conformation, better immunogenicity in older adults and more rapid manufacturing timelines.

Seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030): Preclinical information

Preclinical studies show that strong serum antibody responses against all antigens are elicited after a single administration of the mRNA vaccines in mice, even at low mRNA dose levels.

Prophylactic vaccines: Vaccines requiring complex antigens and against highly prevalent infections

CMV vaccine (mRNA-1647)

Our CMV program targets congenital CMV infections to reduce or prevent birth defects

Congenital cytomegalovirus, or CMV, infection is the leading cause of birth defects in the United States. Despite several attempts, to date there is no vaccine approved to prevent congenital transmission of CMV. We believe that in addition to the glycoprotein B, or gB, protein antigen, a successful CMV vaccine would need to include the Pentamer, a 5-protein membrane-bound antigen complex required for epithelial, endothelial, and myeloid cell infection by the virus. A CMV vaccine containing the Pentamer as a recombinant protein or a replication defective virus is complex to make and scale. We used our platform to generate an mRNA vaccine designed to make the Pentamer in its natural membrane-bound conformation. This investigational medicine is designed to prevent or control CMV infection and includes five mRNAs encoding for the Pentamer, as well as one mRNA encoding for CMV gB that has previously demonstrated partial clinical efficacy. The Phase 1 and 2 trials for mRNA-1647 has generated safety and tolerability data, and demonstrated immunogenicity. Based on recent data from the 3-month interim analysis data from the Phase 2 trial, we have selected a dose and initiated planning for Phase 3 trials for mRNA-1647 in the United States, Canada, Europe, Australia, and Israel.

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

CMV vaccine (mRNA-1647): Our product concept

We are developing a single vaccine with complex antigens to prevent or control infection

Our ability to generate a multi-antigen vaccine enables us to combine a traditional target antigen (gB) with the Pentamer in order to specifically focus the immune system on these important antigens. We believe this gives us greater potential to produce neutralizing antibodies that can block CMV transmission from the mother to the fetus. Our approach to block transmission could either be:

•direct, by vaccinating adolescents or adults of child-bearing potential (female and male); or
•indirect, by vaccinating toddlers who could spread CMV to each other, their mothers, and their childcare workers.

Unlike a protein-based or live-attenuated vaccine, our mRNA instructs cells to specifically make predetermined antigens with a structure that mimics the one presented to the immune system by the virus, thus focusing the immune system on these important antigens.

mRNA-1647 comprises six mRNAs that encode for these known hard-to-make CMV antigens in a proprietary LNP:

•In CMV seropositive individuals, the majority of neutralizing antibodies target the Pentamer. The CMV Pentamer is made by five CMV glycoproteins that form a membrane-bound complex. The Pentamer is required for CMV entry into epithelial, endothelial, and myeloid cells. The mRNA-expressed Pentamer is displayed on the surface of the cell and stimulates the production of neutralizing antibodies that prevent the virus from entering the cells.

•gB is a trimeric CMV membrane glycoprotein that abundantly resides on the surface of the viral particles. Fusion between virus and host cells, and hence infection, requires gB. Antibodies to gB can prevent CMV infection. gB has been utilized in some earlier attempts at a CMV vaccine as the sole antigen which had resulted in partial efficacy but not at levels sufficient for approval.

An illustration of our proposed approach for CMV is shown in the figure below.

CMV vaccine (mRNA-1647): Preclinical information

We have published preclinical data for our CMV vaccine

We have demonstrated that the Pentamer and gB mRNAs can elicit potent and durable antibody titers against the antigens in mice and non-human primates, and have published these results in the journal Vaccine in 2018. In one study, mice were immunized with the Pentamer and gB mRNAs encapsulated in our proprietary LNP. Serum samples were taken from the mice at specific timepoints post-vaccination. Post-vaccination neutralizing titers were measured by admixing serial dilutions of each sample with CMV virus, incubating the mixture in a human primary epithelial cell culture, and counting the number of infected cells. We used CytoGam, an approved product for prevention of CMV in transplant patients, as a control in our experiment. CytoGam is cytomegalovirus immune globulin from pooled plasma of CMV seropositive donors. The table below shows the neutralization antibody titers in epithelial cells for escalating vaccine doses in mice, demonstrating our ability to generate neutralizing antibodies. We also observed that at the highest dose, our mRNA vaccine generated a response more than 75-fold higher than CytoGam at estimated clinical levels. In addition, we have also observed that the Pentamer and gB mRNAs can elicit strong T cell responses.

CMV vaccine (mRNA-1647): Clinical data

We have demonstrated tolerability and generated immunogenicity data in our Phase 1 and 2 trials. Based on interim Phase 2 data, we have initiated planning a Phase 3 trial of mRNA-1647 vaccine efficacy.

Phase 1 12-Month Interim Analysis

We announced positive data from the 12-month interim analysis of the Phase 1 clinical trial of mRNA-1647, which has completed the final study visit of its last participant and is evaluating the safety and immunogenicity of mRNA-1647 in 181 healthy adult volunteers.

The clinical trial population includes those who are naïve to CMV infection (CMV-seronegative) and those who had previously been infected by CMV (CMV-seropositive). Participants were randomized to receive either placebo, or 30, 90, 180 or 300 µg of mRNA-1647 on a dosing schedule of 0, 2 and 6 months. This 12-month planned interim analysis assessed immunogenicity of the first three dose levels (30, 90, and 180 µg) at 12 months (six months after the third vaccination), and the highest dose level (300 µg) at seven months (one month after the third vaccination). The analysis also assessed safety of the highest dose level at seven months. Neutralizing antibody titers (levels of circulating antibodies that block infection) were assessed in two assays utilizing epithelial cells and fibroblasts, which measure immune response to the pentamer and gB vaccine antigens, respectively. gB antigen-specific T cell responses after the second and third vaccinations were measured in a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels utilizing an ELISpot assay. Pentamer-specific T cell assays remain in development. Vaccine-induced neutralizing antibody responses in the CMV-seronegative group were compared to the baseline neutralizing antibody titers in the CMV-seropositive group, noting that prior maternal CMV infection is associated with an approximately 30-fold lower risk of congenital CMV infection compared to the risk in the setting of maternal primary CMV infection.

In CMV-seronegative participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels:

•A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.
•After the third vaccination, neutralizing antibody titers against epithelial cell infection were greater than 10 times higher in the 90 and 180 µg dose levels than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.
•After the third vaccination, neutralizing antibody titers against fibroblast infection were 1.3 to 1.4 times higher than CMV-seropositive baseline titers at the 90 and 180 µg dose levels.

In CMV-seronegative participants at twelve months (six months after the third vaccination) in the 30, 90, and 180 µg dose levels:

•Neutralizing antibody titers remained at least 3.5-fold higher than the natural infection benchmark in epithelial cell assays.
•Titers in fibroblast assays approximated that of the natural infection benchmark in the in the 90 μg and 180 μg treatment groups

In CMV-seropositive participants at seven months (one month after the third vaccination) in the 30, 90 and 180 µg dose levels:

•A dose-related increase in neutralizing antibody titers was observed in both epithelial cell and fibroblast assays.
•The third vaccination boosted neutralizing antibody titers against epithelial cell infection to levels of 22-fold to 40-fold over baseline titers in all dose levels.
•The third vaccination boosted neutralizing antibody titers against fibroblast infection to levels of approximately 4-fold to 6-fold over baseline titers in all dose levels.

In CMV-seropositive participants at twelve months (six months after the third vaccination) in the 30, 90, and 180 µg dose levels:

•Neutralizing antibody titers were 14-fold to 31-fold over baseline titers in epithelial cell assays.
•Titers in fibroblast assays were 6-fold to 8-fold over baseline titers.

Participants receiving 300 µg of mRNA-1647 followed through seven months (one month after the third vaccination) continued to show consistent dose-dependent increases in neutralizing antibodies against epithelial cell infection and against fibroblast infection in both CMV-seronegative and CMV-seropositive groups. In CMV-seronegative participants at seven months, the neutralizing antibody titers in epithelial cell assays increased further to 17-fold higher than the natural infection benchmark, and neutralizing antibody titers in fibroblast assays increased further to 5-fold higher than natural infection benchmark. In CMV-seropositive participants at seven months, the neutralizing antibody titers in epithelial cell assays was 13.4-fold over baseline titers and against fibroblast infection was 7.1-fold over baseline titer. In a subset of CMV-seronegative participants in the 30, 90 and 180 µg dose levels, gB antigen-specific T cell activation was observed at all dose levels after the second and third vaccinations.

A safety analysis indicated that the vaccine was generally well-tolerated. There were no vaccine-related serious adverse events. Across all mRNA-1647 treatment groups, the most common solicited local adverse reaction, or AR, was injection site pain and the most common solicited systemic ARs were headache, fatigue, myalgia, arthralgia, and chills. Fever was reported in 0-55% of CMV-seronegative treatment groups and in 8-75% of CMV-seropositive treatment groups. In general, solicited systemic ARs occurred less frequently after the third vaccination compared to the second, and were more common in the CMV-seropositive treatment groups compared to the CMV-seronegative treatment groups. Grade 3 solicited ARs were more common in CMV-seropositive participants, and were fatigue (0-27% of a given dose cohort), chills (0-38% of a given dose cohort) and fever (0-33% of a given dose cohort). As reported in the previous interim analysis, there was a single Grade 4 AR of an isolated lab finding of elevated partial thromboplastin time, which was elevated at baseline (Grade 1) and self-resolved on the next lab test with no associated clinical findings. Safety and tolerability in participants receiving 300 µg of mRNA-1647 was comparable to that observed at the 180 µg dose level in CMV-seropositive participants and generally higher in 300 µg dose level in CMV-seronegative participants.

Although the small sample size limits the conclusions that can be drawn from the data, the findings from this interim analysis build on an earlier interim analysis of safety and immunogenicity data through one month after the third vaccination in the 30, 90 and 180 µg dose levels and one month after the second vaccination in the 300 µg dose level.

Phase 2 Part 1 3-Month Interim Analysis

In Part 1 of the Phase 2 study, participants were randomized to receive either placebo, or 50, 100, or 150 µg of mRNA-1647 on a dosing schedule of 0, 2, and 6 months. The planned 3-month interim analysis of safety and immunogenicity through 3 months (1 month after the second vaccination) in September 2020 informed the selection of the 100 µg dose level for the Phase 3 pivotal efficacy study. In addition, we have initiated enrollment in Part 2 of the Phase 2 study, which is evaluating safety and immunogenicity of the 100 µg dose level to expand the safety dataset in the target population planned for the Phase 3 study.

In CMV-seronegative participants at three months (one month after the second vaccination) in the 50, 100 and 150 µg dose levels:

•Neutralizing antibody titers against epithelial cell infection increased to at least 12-fold over the CMV-seropositive baseline titers after the second vaccination and were generally numerically similar in the 50, 100, and 150 μg treatment groups.
•Neutralizing antibody titers against fibroblast infection increased to titers equivalent to the CMV-seropositive baseline titers after the second vaccination and were generally numerically similar in the 50, 100, and 150 μg treatment groups.

In CMV-seropositive participants at three months (one month after the second vaccination) in the 50, 100 and 150 µg dose levels:

•Neutralizing antibody titers against epithelial cell infection increased 12 to 51-fold over the CMV-seropositive baseline titers after the second vaccination.
•Neutralizing antibody titers against fibroblast infection increased to levels at least 2-fold over CMV-seropositive baseline titers after the first and second vaccination.

Phase 2 Continuation and Phase 3 Planning

Our randomized, observer-blind, placebo-controlled, dose-confirmation Phase 2 study is investigating the safety and immunogenicity of mRNA-1647 in approximately 252 healthy CMV-seronegative and CMV-seropositive adult volunteers in Part 1 of the study, and an additional approximately 250 healthy CMV-seronegative and CMV-seropositive female volunteers in Part 2 of the study in the U.S.

We are actively preparing for a global, randomized, observer-blind, placebo-controlled Phase 3 pivotal study to evaluate the efficacy of mRNA-1647 against primary CMV infection in females 16-40 years of age. We solicited and received Type C meeting feedback from the FDA on the preliminary design of the pivotal trial, requested an end-of-phase 2 (EoP2) meeting with FDA for mid-March 2021, and submitted our Phase 3 development plans to FDA in a briefing document. We believe this can be achieved with a trial with no more than 8,000 participants and study site selection and/or site feasibility has already begun across North America, Europe, Australia, and Israel. The pivotal Phase 3 trial design will be finalized after discussion with the FDA and other global health authorities. Additional adolescent bridging and concomitant vaccination trials are being planned.

Epstein-Barr Virus vaccine (mRNA-1189)

Our EBV vaccine seeks to prevent the development of infectious mononucleosis and potentially prevent EBV infection.

Epstein-Barr virus, or EBV, a member of the herpesvirus family that includes CMV, infects approximately 90% of people by adulthood, with primary infection typically occurring during childhood and late adolescence (approximately 50% and 89% seropositivity, respectively) in the U.S. EBV is the major cause of infectious mononucleosis in the U.S., accounting for over 90% of the approximately 1-2 million cases of infectious mononucleosis in the U.S. each year. Infectious mononucleosis can debilitate patients for weeks to months and, in some cases, can lead to hospitalization and splenic rupture. EBV infection is associated with the development and progression of certain lymphoproliferative disorders, cancers, and autoimmune diseases. In particular, EBV infection and infectious mononucleosis are associated with increased risk of developing multiple sclerosis, an autoimmune disease of the central nervous system. There is no approved vaccine or effective treatment for EBV. Similar to CMV, EBV has lytic and latent stages in its lifecycle and contains on its surface (envelope) multiple glycoproteins and glycoprotein complexes (gp350, gH/gL, gH/gL/gp42 and gB) that mediate virus entry and infection in different cell types. EBV gp350 mediates attachment to B cells through binding to the complement receptor 2 (CR2), followed by binding of the viral gH/gL/gp42 complex to human leukocyte antigen (HLA) class II. Infection of epithelial cells instead requires binding of gH/gL to a different set of receptors. For both B cell and epithelial cell entry, binding of an EBV gH/gL complex to a cell-specific receptor leads to activation of gB, which in turn facilitates virus-cell-membrane fusion and infection. gH/gL and gB comprise the core viral-fusion machinery conserved across all herpesviruses.

Similar to our CMV vaccine (mRNA-1647) product concept, we used our platform to generate an mRNA vaccine containing five mRNAs encoding for gp350, gB, gH, gL, and gp42, which are expressed in their native membrane-bound conformation for recognition by the immune system. We have observed preclinical immunogenicity in the form of high and durable levels of antigen-specific antibodies against both B cell and epithelial cell infection in mice and in non-human primates (NHPs). We intend to conduct a Phase 1 trial to test the safety and immunogenicity of the vaccine to understand its potential to prevent primary infection, and prevent infectious mononucleosis following EBV infection, in seronegative adults.

Epstein-Barr Virus: Disease overview

EBV is the major cause (approximately 90%) of infectious mononucleosis and has been associated with the development of a range of malignancies and autoimmune disorders.

EBV is a common herpesvirus that is spread through bodily fluids, most commonly saliva, and is contracted primarily by young children and adolescents. Adolescents and young adults seroconvert at high rates, particularly in college-aged populations (approximately 10-25% per year) resulting a seroprevalence of approximately 90% by the age of 20. After primary infection, the virus establishes latency and persists in that state for life in most infected individuals. The virus can reactivate intermittently over time even in immunocompetent hosts. The virus usually infects resting B cells in the oropharynx or epithelial cells, which line the mucosal surfaces of the body and in turn infect B cells. B cells disseminate systemically and act as a reservoir for latent virus. Primary infection can cause infectious mononucleosis in 35% to 75% of instances, depending on age, and is characterized by symptoms requiring physician visits, including sore throat, lymph node swelling, fever, body aches and fatigue, often resulting in months of missed work and school for patients and caregivers.

There is currently no approved vaccine against EBV, but the potential of gp350 alone to reduce the rate of infectious mononucleosis has already been clinically demonstrated. An experimental vaccine, developed by others, consisting of adjuvanted recombinant gp350 protein led to a reduction in the incidence of infectious mononucleosis in 78% of the participants in a Phase 2 study of 181 healthy volunteers between the ages of 16-25. However, there was no significant difference between groups in protection against asymptomatic EBV infection. We believe that the addition of gH/gL and gB has the potential to provide protection against epithelial cell infection. We believe the immune response against gp350, gH/gL or gB has the potential to provide B cell protection, which may be further enhanced by the inclusion of gp42. By preventing infection in epithelial cells and B cells, this mRNA vaccine has the potential not only to significantly reduce the rate of infectious mononucleosis, but also to prevent EBV infection.

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

Similar to our CMV vaccine (mRNA-1647) product concept, we believe that an effective EBV vaccine must generate an immune response to antigens that are required for viral entry in most of the susceptible cell types. We have thus designed our EBV vaccine, mRNA-1189, to elicit an immune response to EBV envelope glycoproteins gp350 as well as gB, gp42, and the gH/gL complex, which are required for infection of both epithelial and B cells. mRNA-1189 contains five mRNAs encoding the viral proteins gp350, gB, gp42, gH, and gL encapsulated in our proprietary LNPs. Proteins translated from our mRNA will be displayed on the cell surface in their native conformation, stimulating the production of neutralizing antibodies. By training the immune system to recognize and neutralize the machinery used to infect B and epithelial cells, we believe that our vaccine has the potential to prevent EBV primary infection and therefore the development of infectious mononucleosis. Further, in the long-run, should our EBV vaccine be approved, we may pursue post-marketing and population studies to potentially evaluate its impact on other EBV-associated diseases. Our EBV vaccine utilizes the same proprietary platform technology as our CMV vaccine (mRNA-1647), which was generally well-tolerated and demonstrated durable neutralizing antibody titers higher than those measured in CMV-seropositive patients following up to three doses of mRNA-1647 in our Phase 1 trial.

EBV vaccine (mRNA-1189): Preclinical information

We have demonstrated the ability to induce antibodies against EBV antigens required for viral entry into B cells and epithelial cells.

Naïve Balb/c mice were given two doses of a vaccine against EBV antigens in combination approximately four weeks apart. Antibody titers against viral proteins involved in epithelial cell entry (gH/gL and gB) or B cell entry (gp350, gH/gL and gB) were measured in peripheral blood at day 57. Results shown here represent five animals per group and demonstrate high levels of antigen-specific immunoglobulin G (IgG) as compared to negative controls.

log10 antigen-specific IgG titer
6
4
2
0
gp350
gH/gL
gB
LOD
Negative control
Antigen-specific IgG

EBV vaccine (mRNA-1189): Clinical plan

We are planning a Phase 1 clinical trial to test the safety and immunogenicity of mRNA-1189 in seronegative adults.

We intend to conduct a Phase 1 trial to test the safety and immunogenicity of the vaccine to understand its potential to prevent primary infection, and prevent infectious mononucleosis following EBV infection, in seronegative adults.

PROPHYLACTIC VACCINES: GLOBAL HEALTH PROGRAMS
Our global health portfolio for prophylactic vaccines seeks to leverage our mRNA technology to address epidemic and pandemic diseases. We are currently working with strategic collaborators such as BARDA, DARPA, NIH, the Bill and Melinda Gates Foundation and the International AIDS Vaccine Initiative (IAVI) to fund and support our programs within this area.

Zika vaccine (mRNA-1893)

In collaboration with BARDA, we have advanced a second generation Zika vaccine candidate to a Phase 1 clinical trial

Zika is an infectious disease caused by the Zika virus; infection during pregnancy has been linked to severe brain damage in infants with congenital infection and Guillain-Barré Syndrome in adults. To date, no vaccine to prevent Zika infection has been approved. In September 2016, we were awarded a contract with BARDA to be reimbursed up to approximately $125.0 million for the development of a Zika mRNA vaccine. Preclinical and clinical studies were carried out on an initial candidate, mRNA-1325. When a second-generation Zika vaccine, mRNA-1893, demonstrated better protection than mRNA-1325 in non-human primates at 1/20 of the dose, we decided to move forward with mRNA-1893 and discontinue development of mRNA-1325. mRNA-1893 is currently under evaluation in a Phase 1 trial in the United States. Enrollment and dosing are complete, and the interim analysis is available.

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

In 2007, a Zika infection outbreak progressed across the Pacific islands. An outbreak observed in Brazil in 2015 soon spread across the Americas. This led to the WHO declaring it a public health emergency of international concern in 2016. During the period, there were tens of thousands of cases of microcephaly and congenital Zika syndrome reported in infants and of resulting neurological sequelae such as Guillain-Barré syndrome reported in adults.

While the number of cases has declined in the past couple of years, there is currently no treatment or vaccine available for the Zika virus to prevent and respond to potential future epidemics.

Zika vaccine (mRNA-1893): Our product concept

A more immunogenic second-generation vaccine was rapidly advanced to a Phase 1 clinical trial

Continued efforts at identifying different mRNA sequences with improved immunogenicity led to mRNA-1893, a sequence distinct from the first Zika vaccine candidate, mRNA-1325, that increases production of Zika viral-like particles (VLPs) and generates enhanced immunogenicity and protection in preclinical animal models compared with mRNA-1325, as depicted in the image below.

Zika vaccine (mRNA-1893): Clinical data

We are conducting a Phase 1 trial for mRNA-1893 in the United States. The results of the Phase 1 study support continued clinical development of mRNA-1893 and a Phase 2 study is planned for initiation in 2021

Dosing has been completed in a Phase 1 randomized, observer-blind, placebo-controlled, dose-ranging study to evaluate the safety, tolerability, and immunogenicity of mRNA-1893 in healthy adults (18 to 49 years of age, inclusive) in endemic and non-endemic Zika regions. Key objectives of the study include:

•Assessing the safety, tolerability, and reactogenicity of a 2‑dose vaccination schedule of mRNA-1893 Zika vaccine, given 28 days apart, across a range of dose levels in flavivirus-seronegative and flavivirus-seropositive participants compared with placebo;
•Assessing the immunogenicity of a range of doses of mRNA-1893 Zika vaccine.

Subjects were randomly assigned in a blinded fashion in an approximate 4:1 ratio to receive mRNA-1893 or placebo at one of four dose levels (10 µg, 30 µg, 100 µg, and 250 µg), with each subject receiving two vaccinations separated by 28 days. Twenty-five of the enrolled participants at each dose level were flavivirus seronegative and five were flavivirus seropositive.

mRNA-1893 was well tolerated at all dose levels, and safety and tolerability did not appear to be influenced by the serostatus of the participants at baseline. ZIKV-specific neutralizing antibodies were measured by Plaque Reduction Neutralization Test (PRNT50) and Microneutralization (MN). All dose levels of mRNA-1893 induced a strong neutralizing ZIKV-specific antibody response in baseline flavivirus seronegative participants. GMTs post-dose two were comparable to those in a small panel of Zika convalescent sera collected during the epidemic. In participants with pre-existing flavivirus antibodies, neutralizing antibody titers were boosted with a single dose of the vaccine as shown by the GMTs and the seroconversion rates. The participants will continue to be followed through 12 months to measure antibody persistence with time and to monitor safety.

HIV vaccine program (mRNA-1644 & mRNA-1574)

We are advancing two development candidates against HIV – Phase 1 innovation is needed to accelerate human validation of novel strategies.

mRNA-1644, a collaboration with the IAVI and the Bill and Melinda Gates Foundation, is a novel strategy and approach to vaccination against human immunodeficiency virus (HIV) in humans designed to elicit broadly Neutralizing HIV-1 Antibodies (bNAbs). A Phase 1 study for mRNA-1644 will be the first trial in a series of human studies to iteratively test and improve HIV vaccine antigens that elicit bNAbs using a germline-targeting and immuno-focusing. A second trial, mRNA-1574, is being evaluated in collaboration with NIH and includes multiple native-like trimer antigens.

We expect to begin Phase 1 clinical trials for both mRNA-1644 and mRNA-1574 in 2021. These programs have the potential to inform the future of the HIV vaccine field, and provide an opportunity for our mRNA technology to play a key role in accelerating the discovery of a protective HIV vaccine.

HIV vaccine program (mRNA-1644 & mRNA-1574): Disease overview

HIV is the virus responsible for acquired immunodeficiency syndrome (AIDS), a lifelong, progressive illness with no effective cure. Approximately 38 million people worldwide are currently living with HIV, with 1.2 million in the U.S. Approximately 2 million new infections of HIV are acquired worldwide every year and approximately 690,000 people die annually due to complications from HIV/AIDS. The primary routes of transmission are sexual intercourse and IV drug use, putting young adults at the highest risk of infection. From 2000 to 2015, a total of $562.6 billion globally was spent on care, treatment and prevention of HIV, representing a significant economic burden. There are no approved HIV vaccines and no effective cure.

Nipah vaccine (mRNA-1215)

We are collaborating with the NIH-VRC for pandemic preparedness

mRNA-1215, our vaccine candidate against the Nipah virus (NiV), was co-developed along with the NIH-VRC. The Phase 1 clinical testing will be focused on pandemic preparedness.

Nipah vaccine (mRNA-1215): Disease overview

NiV is a zoonotic virus transmitted to humans from animals, contaminated food, or through direct human-to-human transmission and causes a range of illnesses including fatal encephalitis. Severe respiratory and neurologic complications from NiV have no treatment other than intensive supportive care. The case fatality rate among those infected is estimated at 40-75%. NiV outbreaks cause significant economic burden to impacted regions due to loss of human life and interventions to prevent further spread, such as the slaughter of infected animals. NiV has been identified as the cause of isolated outbreaks in India, Bangladesh, Malaysia, and Singapore since 2000 and is included on the WHO R&D Blueprint list of epidemic threats needing urgent R&D action.

H7N9 influenza vaccine (mRNA-1851)

H7N9 investigational vaccine demonstrates the potential of our platform to respond to an influenza pandemic
As a proof of concept and as part of our earlier efforts to develop a vaccine against influenza, we developed vaccines for H10N8 and H7N9 avian influenza strains, where there is a quantitative correlate for protection in humans (hemagglutinin inhibition, or HAI, titer of > 1:40). The results of the Phase 1 trial for H7N9 vaccine were reported by us in Vaccine in 2019. The trial has met its objectives of assessing the safety and tolerability profile of mRNA-1851 versus placebo, including capturing solicited and unsolicited local and systemic adverse events. The Phase 1 trial for H7N9 vaccine has also demonstrated immunogenicity and we have observed 96% of the subjects demonstrating HAI titers > 1:40 at day 43 (21 days post-second vaccination) for the 25 µg dose where HAI > 1:40 is regarded as a quantitative measure for protection from influenza. We believe the data provides support to advance the program in clinical development if we choose to with additional government or other funding. However, we do not intend to progress the H7N9 vaccine through clinical development on our own.

SYSTEMIC SECRETED AND CELL SURFACE THERAPEUTICS MODALITY

We designed our systemic secreted therapeutics modality to increase levels of desired secreted proteins in circulation or in contact with the extracellular environment, in order to achieve a therapeutic effect in one or more tissues or cell types. The goal of this modality is to provide secreted proteins, such as antibodies or enzyme replacement therapies across a wide range of diseases, such as heart failure, infectious diseases, and rare genetic diseases. This modality has benefited from our strategic alliances with AstraZeneca, DARPA, and the Bill and Melinda Gates Foundation. We have accumulated several innovations in technology, have gained process insights, and have built a set of preclinical and clinical experiences in our systemic secreted and cell surface therapeutics modality. Based on these, we believe this modality is core to our portfolio and we have expanded this portfolio with two new development candidates in a new autoimmune therapeutic area in 2020. Our systemic secreted and cell surface therapeutics modality has four development candidates.

Systemic secreted and cell surface therapeutics: Opportunity

The ability to systemically deliver mRNA for a therapeutic effect would allow us to address a number of diseases of high unmet medical need. Systemically delivered, secreted and cell surface therapeutics address conditions often treated with recombinant proteins that are typically administered to the blood stream. These current therapies include, for example:

•Enzyme replacement therapies, or ERTs, for rare diseases;

•Antibodies for membrane and extracellular soluble targets; and

•Circulating modulation factors for common and rare diseases such as growth factors and insulin.

Systemic secreted and cell surface therapeutics: Product features

Systemically delivered, secreted and cell surface therapeutics, we believe, would allow us to target areas of biology that cannot be addressed using recombinant proteins. Our potential advantages in these areas include:

•mRNA can produce hard-to-make or complex secreted proteins. Some proteins, due to their folding requirements or complexity, are challenging to make using recombinant technologies, but can potentially be produced by human cells using administered mRNA.

•mRNA can produce membrane associated proteins. In contrast to recombinant proteins, mRNA can lead to the production of membrane associated proteins on the cell surface, allowing the expression of native forms of signaling receptors or other cell surface complexes.

•Native post-translational modifications are possible through intracellular protein production using mRNA. mRNA administered to a human cell uses natural secretory pathways inside the cell to make and process the encoded protein. The resulting post-translational modifications, such as glycosylation, are human. With recombinant proteins, these post-translational modifications are native to the non-human cells used for manufacture. These non-human post-translational modifications in recombinant proteins may lead to sub-optimal therapeutic outcomes, side effects, and increased immunogenicity.

•mRNA can sustain production of proteins, which can increase exposure to proteins with short half-lives. mRNA can lead to protein production by cells that can last from hours to days depending on design. This feature could increase the levels of short half-life proteins for therapeutic benefit.

•mRNA allows for desirable pharmacology in rare genetic diseases currently addressed by enzyme replacement therapies. Our mRNA technology potentially permits several differentiated pharmacologic features for treating rare genetic diseases currently addressed by enzyme replacement therapies, including the ability to repeat dose as needed, lower immunogenicity of the replacement protein, the ability to adjust dose levels in real-time based on individual patient needs, and the ability to stop dosing. Gene therapies may also prove to be useful for treating rare genetic diseases; however, mRNA is not limited by pre-existing immunity that may exist for certain gene therapies using viral vectors, and does not localize to the nucleus or require persistent changes to cellular DNA to have the desired effect.

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

Antibody against Chikungunya virus (mRNA-1944)

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

Chikungunya is a serious health problem and is estimated to have caused at least 3 million cases during the 2005-2015 epidemic. There are no available vaccines or prophylactic treatments for this disease. This virus can cause severe and chronic arthritic-like conditions in up to 50% of infected people. This program offers a passive immunization approach using antibodies to prevent infection, to complement our vaccine approach. In this program, we utilize two mRNAs encoding for light chain and heavy chain of an antibody against the envelope glycoprotein E. We administered these mRNAs encapsulated in our proprietary LNPs intravenously to people to prevent infection by the Chikungunya virus. We are being financially supported for specific activities by DARPA.

Antibody against Chikungunya virus (mRNA-1944): Disease overview

Addressing a significant global health need

Chikungunya virus is a mosquito-borne alphavirus posing a significant public health problem in tropical and subtropical regions. While Chikungunya has been present in Africa for centuries, recent outbreaks and epidemics in new regions have arisen due to the expanding distribution of the Aedes mosquito in which it resides. A Chikungunya epidemic beginning in 2004 in Kenya spread to India and was exported to nearly all regions of the world and brought Chikungunya to the attention of the western world. As of April 2016, Chikungunya cases had been reported in 103 countries and territories around the world, including 46 countries and territories throughout the Americas. Chikungunya virus infection is characterized by an acute onset of fever, rash, myalgia, and sometimes debilitating polyarthralgia, giving the virus its name, which means “that which bends up” when translated from Makonde. While generally non-fatal, neurological sequelae such as Guillain-Barre syndrome and chronic arthritis have been recognized.

Chikungunya virus is an alphavirus of the Togaviridae family with a positive-strand RNA genome. The viral structural proteins are naturally expressed as a single polyprotein followed by subsequent cleavage by viral and cellular proteases into capsid (C) and envelope (E) glycoproteins E3, E2, 6k, and E1. The E proteins are major targets of protective neutralizing antibody responses that can be assessed in assays. In animal models, passive immunotherapy with convalescent sera from Chikungunya infected patients and human Chikungunya virus-specific neutralizing monoclonal antibodies that mainly recognize E2, have been shown to prevent CHKV infection, providing an approach for therapy.

There are currently no effective therapies or approved vaccines to treat or prevent Chikungunya infection or disease, and effective mosquito control has proven challenging, even in higher income countries. Currently, infected individuals are treated with non-steroidal anti-inflammatory drugs to relieve some symptoms. Therefore, in addition to an effective prophylactic vaccine, we believe there is a need for systemic secreted antibody with the potential to provide passive immunity both prophylactically in susceptible populations and for treatment of active Chikungunya virus infections.

Antibody against Chikungunya virus (mRNA-1944): Our product concept

A systemically delivered mRNA instructing cells to secrete an antibody to glycoprotein E to neutralize Chikungunya

The mRNA-1944 development candidate contains two mRNAs that encode the heavy and light chains of the Chikungunya antibody and utilizes our proprietary LNPs. The mRNA-1944 development candidate encodes a fully human IgG antibody isolated from B cells of a patient with a prior history of Chikungunya infection that targets the E2 protein. The systemic antibody against Chikungunya virus titers can be evaluated in clinical trials by enzyme-linked immunosorbent assay, or ELISA, to quantify the amount of expressed IgG. A neutralization assay can be used to ensure that the mRNA expressed antibody was properly folded and functional.

Antibody against Chikungunya virus (mRNA-1944): Preclinical information

Systemic mRNA administration results in antibody production and protection from Chikungunya infection in animals

In preclinical studies, mRNA-1944 administered by infusion, elicited high levels of neutralizing antibodies in a dose-dependent manner that were protective against arthritis, musculoskeletal tissue infection and lethal challenge in mouse models. After treatment with 0.5 mg/kg of mRNA-1944, complete survival of mice was observed when challenged 24 hours post-prophylaxis with Chikungunya virus. In cynomolgus macaques following infusion of a single-dose of mRNA-1944 at 0.5 mg/kg, mean maximum concentrations of human Chikungunya antibodies (10.1-35.9 µg/ml) were reached at 24 hours that exceeded the levels needed for protection in mice with a half-life of 23 day.

In addition, mRNA-1944 was tested in rats and non-human primates in a repeat-dose study via IV infusion at up to 5 and 3 mg/kg, respectively. No dose-limiting toxicities related to mRNA-1944 were observed and all other observations were generally reversible.

Antibody against Chikungunya virus (mRNA-1944): Clinical data

Two-dose regimen of Chikungunya antibody demonstrates the platform’s ability for safe repeat doing

We are conducting a Phase 1, randomized, placebo-controlled dose-escalation study of mRNA-1944 in healthy adults. The objective of this first-in-human study is to evaluate the safety and tolerability of escalating single doses of mRNA-1944 at 0.1 and 0.3 mg/kg, and 0.6 mg/kg with and without dexamethasone included in the premedication regimen with 8 subjects per cohort, and 2 weekly doses of 0.3 mg/kg administered via intravenous infusion. No further dose escalation beyond 0.6 mg/kg is planned. Other objectives are to determine the pharmacokinetics of all dose levels of mRNA-1944, to determine if the antibodies produced are sufficiently active to neutralize viral infection in assays and to determine the pharmacodynamics of anti-Chikungunya virus IgG levels. The safety monitoring committee, or SMC, reviews the safety data for the dose level and recommends escalation to the next dose level.

In September 2019 we announced that single doses of mRNA-1944 at 0.1, 0.3 and 0.6 mg/kg resulted in levels of antibody that exceeded those expected to be protective against chikungunya infection (>1 μg/mL), and the 0.3 mg/kg and 0.6 mg/kg doses were projected to maintain antibody levels above protective levels for at least 16 weeks as shown in the panel below. The average serum antibody level was quantified at various time points to demonstrate a half-life of 62 days. No significant adverse events were observed at the low and middle doses; infusion-related adverse events were observed at the high dose, which resolved spontaneously without treatment.

In September 2020, we announced positive interim data from the Phase 1 study evaluating escalating doses of mRNA-1944 at 0.1, 0.3 and 0.6 mg/kg dose with and without steroid premedication and two doses of 0.3 mg/kg given one week apart. Administration of mRNA-1944 at all doses resulted in dose-dependent increases in levels of antibody against Chikungunya virus with a mean half-life of ~69 days. Post-single doses of 0.3 and 0.6 mg/kg therapeutically-relevant concentrations of antibody (>1 µg/mL) were observed for 16 weeks. Neutralizing antibodies were observed at all dose levels, indicating functional antibody production by mRNA-1944. Across doses of mRNA-1944, adverse effects were mild-to-moderate in severity and transient, and none were serious. The most common adverse events were headache, nausea, myalgia, dizziness and chills. Following a second dose of mRNA-1944 at the 0.3 mg/kg level, a 1.8-fold increase in the concentration of chikungunya virus was observed, with no worsening or exacerbation of side effects, and no significant accumulation of mRNA, LNP components or acute phase reactants.

The Phase 1 trial is ongoing in follow-up period during 2021.

Phase 1 interim analysis with two-dose regimen

Relaxin (mRNA-0184): Summary

We have regained rights to develop relaxin from AstraZeneca and are evaluating the program

Until December 2020, we collaborated with AstraZeneca on mRNA encoding for a relaxin protein designed for a long duration of action. Relaxin is a well-studied natural protein hormone that is known to have cardiovascular protective effects. Earlier attempts at developing relaxin as a protein therapeutic have not been successful. We believe that engineering the relaxin protein for a longer duration, utilizing repeat dosing, and pursuing an alternate indication might overcome the shortcomings of earlier attempts. We use mRNA encoding for an engineered relaxin protein designed for a longer duration of action. It is also designed to be produced by the body with human post-translational modifications.

In December 2020, we regained the rights to the relaxin program from AstraZeneca (previously AZD7970). We are currently evaluating our options for advancing the program.

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

In healthy people, autoimmune reactions are prevented or controlled by mechanisms of tolerance. Lymphocytes (e.g., T and B cells) that are reactive against self-antigens are deleted during development, thus establishing central tolerance. Central tolerance is not completely protective, and so other mechanisms, collectively known as peripheral tolerance, act on any self-reactive lymphocytes that escape central tolerance to control potential autoimmune pathology. These mechanisms of peripheral tolerance include induction of a reversible state of cellular non-responsiveness in self-reactive cells called anergy, and expression of inhibitory receptors or cytokines by other cells, such as dendritic cells, macrophages, and regulatory T cells (Tregs). The immune system works constantly to maintain balance between a state of immune activation and immune tolerance, sometimes called homeostasis. We are developing two potential medicines we believe have the potential to engage peripheral tolerance mechanisms to dampen autoimmune activation and help restore immune homeostasis. PD-L1 (mRNA-6981) aims to induce the expression of this inhibitory receptor on myeloid cells, and IL-2 (mRNA-6231) aims to preferentially increase the number of Tregs.

PD-L1 (mRNA-6981)

PD-L1 is a co-inhibitory receptor that can induce anergy in programmed cell death protein 1 (PD-1)-expressing T cells.

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

We have investigated the effect of mRNA-6981 in multiple disease models. In one example, we evaluated mRNA-6981 in a rat model of arthritis. Animals were given a single injection of chicken collagen type II in incomplete Freund’s adjuvant in order to induce chronic arthritis-like symptoms. mRNA-6981 was dosed subcutaneously at four times per week and compared to a negative PBS control and a positive control of daily high dose dexamethasone (Dex). Arthritis-like symptoms included paw swelling and joint rigidity, which were scored as a proxy for disease severity. Compared to animals treated with PBS, animals treated with PD-L1 mRNA presented with consistently less severe disease similar to animals treated daily with dexamethasone for at least three weeks.

Collagen-Induced Arthritis model

We have investigated mRNA-6981 in a range of other preclinical models of autoimmune and related diseases, including type 1 diabetes, colitis and graft-versus-host disease, and observed disease-modifying activity.

PD-L1 (mRNA-6981): Clinical plan

We are planning a Phase 1 clinical trial for patients with type 1 autoimmune hepatitis (AIH).

AIH is an autoimmune condition involving inflammation in the liver, which over time can lead to cirrhosis and liver failure. Type 1 AIH is characterized by a specific autoantibody profile and afflicts more than 75,000 patients in the U.S. Type 1 AIH is typically treated with steroids and azathioprine but some patients either do not respond to these treatments or are unable to tolerate them and are therefore in need of alternatives. A specific role for PD-L1 therapy in treating type 1 AIH is supported by clinical observations in cancer patients receiving PD-1/PD-L1 checkpoint inhibitor treatment: a noted adverse event is the development of AIH, which responds to discontinuation of checkpoint inhibitor therapy and treatment with corticosteroids. Checkpoint inhibitor-induced AIH has an identical histological and clinical manifestation compared to non-drug induced type 1 AIH. We believe that mRNA-6981 may provide benefit to type 1 AIH patients by increasing PD-L1 expression and plan to pursue proof-of-concept in type 1 AIH as a first step to addressing a range of autoimmune indications. We are planning a clinical trial to evaluate the safety, tolerability, pharmacology, and duration of the effect of mRNA-6981 in type 1 AIH patients refractory or intolerant to the standard of care.

IL-2 Mutein (mRNA-6231)

IL-2 is a critical cytokine for Treg activation and expansion.

Cytokines are potent modulators of the immune system, directing function and homeostasis. IL-2 is critically important to T cell survival and function. IL-2 acts through a receptor complex that can be dimeric, IL-2Rß (CD122) plus the common γ chain (CD132), or trimeric, which is formed through the addition of IL-2Rα (CD25) to the dimeric form. The trimeric form has 10-fold to 100-fold greater affinity for IL-2. Under low or homeostatic IL-2 conditions, those cells which preferentially express the trimeric receptor, or IL-2R, such as Tregs and very recently activated effector T cells, are activated. Conversely, those cells that express the dimeric form, such as naïve or antigen-experienced cytotoxic T cells and natural killer cells (NK cells), are only activated by much higher concentrations of IL-2. Tregs play an obligate role in maintaining peripheral tolerance through the control of effector T cell responses, and several strategies are being developed to exploit IL-2 to treat autoimmune disease by selectively enhancing Treg function. These include recombinant protein forms of IL-2/mAb complexes, IL-2 Muteins and low-dose IL-2.

IL-2 Mutein (mRNA-6231): Our product concept

We intend to utilize subcutaneous mRNA administration to produce a version of IL-2 that is potentially longer acting and more selective for the trimeric IL-2 receptor (IL-2R) in order to treat autoimmune diseases.

IL-2-based therapeutics are being clinically evaluated for a wide range of immune-mediated disorders, including rheumatoid arthritis, systemic lupus erythematosus, graft versus host disease, inflammatory bowel diseases, and autoimmune hepatitis. We believe that our platform can be exploited to produce a modified IL-2 for the treatment of autoimmune conditions. Our modified IL-2 is engineered with mutations that selectively decrease binding to the dimeric IL-2 receptor present on CD4+ and CD8+ T effector cells and NK cells, and increase reliance upon CD25 of the trimeric IL-2 receptor complex to trigger the signaling cascade in regulatory T cells. Our modified IL-2 is also expressed as a fusion protein to extend its half-life in the serum. This will be the first demonstration of subcutaneous administration of the delivery technology that is also used in clinical trials for our chikungunya antibody therapeutic, mRNA-1944.

IL-2 Mutein (mRNA-6231): Preclinical information

We have observed preferential expansion of Tregs in non-human primates.

Preclinical studies have been conducted using mouse homologs as well as cynomolgus monkeys. In one example, monkeys were dosed subcutaneously with a single dose of mRNA-6231 and T cells in the peripheral blood were monitored on days 1, 3, 5, 8, and 14. The percentage of Tregs (CD4+ T cells that were also FoxP3+) increased about 12-fold (average across N=4 animals) at their maximum (day 8 post-dosing). Conversely, the percentage of activated CD8+ conventional T cells (that co-express CD25) did not significantly increase over baseline at any time during the monitoring period, illustrating the preferential expansion of Tregs by the IL-2 Mutein.

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

Disease overview

More than 1.8 million new cancer cases and approximately 600,000 deaths due to cancer were predicted in the United States for 2020, according to the NIH. Despite the recent success of checkpoint inhibitors, the majority of patients with the most common types of epithelial cancer still do not benefit from checkpoint inhibitors, as many patients still have incomplete or no response to currently available therapies. In addition, treatment resistance is thought to arise from a number of mechanisms, principally the local immunosuppressive effects of cancer cells, which prevent either access to or recognition by T cells.

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

Cancer vaccines: Product features

We believe that mRNA technology is an attractive approach for cancer vaccines for many reasons, including:

•mRNA vaccines can deliver multiple neoantigens concatenated in a single mRNA molecule. We currently encode up to 34 neoantigens in one of our personalized cancer vaccines (mRNA-4157), and four KRAS mutations in our KRAS vaccine (mRNA-5671). Given that a T cell response against a single antigen has the potential to eradicate cancer cells, we believe that delivering multiple neoantigens could increase the probability of a successful treatment outcome for a patient.

•mRNA encoding for neoantigens is translated and processed by patients’ endogenous cellular mechanisms for presentation to the immune system. Neoantigen peptides are then potentially processed in multiple ways to give rise to different, smaller peptides for presentation by the immune system. We believe this endogenous antigen production and presentation has the potential to drive a more effective immune response.

•mRNA vaccines can be efficiently personalized. The shared features of mRNA, combined with our investments in automated manufacturing technology, enable us to manufacture individual cGMP batches of personalized cancer vaccines rapidly, in parallel. For example, we have demonstrated the ability to manufacture and release a “custom-designed” vaccine for an individual patient within 60 days of sequencing the patient’s tumor for the personalized cancer vaccine program (mRNA-4157).

Personalized Cancer Vaccines (PCV) (mRNA-4157)

Our personalized cancer vaccine, or PCV, is currently being evaluated in a Phase 1 and a Phase 2 study. The Phase 1 trial is assessing mRNA-4157 alone and in combination with KEYTRUDA®. The Phase 2 trial is assessing the mRNA-4157 in combination with KEYTRUDA vs. KEYTRUDA alone. (KEYTRUDA is a registered trademark of Merck Sharp & Dohme Corp.)

PCV (mRNA-4157): Our product concept

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

Our personalized cancer vaccine program, mRNA-4157, consists of an mRNA that encodes up to 34 neoantigens, predicted to elicit both class I (CD8) and class II (CD4) responses, designed against each individual patient’s tumor mutations and specific to their HLA type. The neoantigens are encoded in a single mRNA sequence and formulated in our proprietary LNPs designed for intramuscular injection. The mRNA sequence is then manufactured using an automated workflow to enable a rapid turnaround time.

PCV (mRNA-4157): Clinical data

The Phase 1 trial is an open-label, multicenter study to assess the safety, tolerability, and immunogenicity of mRNA-4157 alone in subjects with resected solid tumors and in combination with the checkpoint inhibitor, pembrolizumab (marketed in the United States as KEYTRUDA), in subjects with resected and unresected solid tumors. mRNA-4157 is administered on the first day of each 21-day cycle for a maximum of nine doses. mRNA-4157 is administered as monotherapy (Part A) or in combination with pembrolizumab (Parts, B, C, and D) in the United States. Studies have shown mRNA-4157 to be well tolerated at all dose levels. The majority of adverse events from mRNA-4157 have been low grade and reversible. Encouraging data emerging from an expansion arm in patients with head and neck cancer has recently caused us to increase the size of that cohort, which continues to recruit trial participants.

The randomized Phase 2 trial will assess whether post-operative adjuvant therapy with mRNA-4157 in combination with pembrolizumab, improves relapse-free survival compared to pembrolizumab alone.

KRAS vaccine (mRNA-5671)

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

KRAS vaccine (mRNA-5671): Our product concept

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

KRAS vaccine (mRNA-5671): Clinical plan

Merck is conducting an open-label, multi-center, dose-escalation and dose expansion Phase 1 study to evaluate the safety and tolerability of mRNA-5671 administered as an intramuscular injection both as a monotherapy and in combination with pembrolizumab.

INTRATUMORAL IMMUNO-ONCOLOGY MODALITY

We designed our intratumoral immuno-oncology modality to treat or cure cancer by transforming the tumor microenvironment to drive anti-cancer T cell responses against tumors. Our mRNA technology within this modality allows for the combination of multiple therapeutics that can be directly injected into a tumor with the goal of activating immune cells to kill cancer cells in the injected tumor as well as in distal tumors, known as the abscopal effect. Intratumoral administration allows for localized effect of these therapeutics that could be toxic if administered systemically. This exploratory modality has three development candidates.

Disease overview

As noted above, more than 1.8 million new cancer cases and approximately 600,000 deaths due to cancer were predicted in the United States for 2020, according to the NIH. There have been several advances in the treatment of cancer through immune-mediated therapies in recent years. However, the outlook for many patients with advanced cancer remains poor, especially in tumors that have little immune system engagement and are sometimes termed immunologically “cold.” We aim to activate the tumor microenvironment with our mRNA therapeutic candidates, in conjunction with a checkpoint inhibitor, to activate the immune system against these otherwise immunologically cold tumors.

Intratumoral immuno-oncology: Our approach

We believe our approach to immuno-oncology using mRNA medicines could complement checkpoint inhibitors and has several advantages over recombinant protein-based drugs, including:

•mRNA focuses and limits exposure of immune stimulatory proteins. One of the intrinsic properties of mRNA is its transient nature. This allows for short exposure of the proteins encoded by the mRNA in the target tissue, thereby potentially enhancing tolerability.

•mRNA can produce membrane associated immune stimulatory proteins. In contrast to recombinant proteins, mRNA administered to a tumor site can lead to the production of either secreted or membrane proteins, depending on the mRNA sequence.

•Multiplexing of mRNA allows access to multiple immune stimulatory pathways. The ability to combine multiple mRNAs to express multiple proteins allows for activation of several immune pathways simultaneously. For example, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752) encodes for two secreted cytokines (IL-23 and IL-36γ) and one membrane protein (OX40L).

•mRNA sequences can be engineered to reduce off-target effects. mRNA sequences can be designed to minimize translation in off-target tissues. For immune-stimulatory proteins this can potentially prevent toxicities.

•Local administration of mRNA can create a concentration gradient for encoded proteins. mRNA administered intratumorally allows for the local production of encoded immune-stimulatory proteins, such as cytokines. The mRNA and encoded protein are expected to form a concentration gradient that decreases as a function of the distance from the tumor, thereby potentially lowering undesirable systemic effects and increasing immune-stimulatory effects close to the tumor.

OX40L (mRNA-2416)

There have been several recent advances in the treatment of cancer through activation of the immune system. However, many patients with advanced stages of cancer respond to few therapies and continue to face a poor outlook. Alternative strategies to activate an immunologic anti-tumor response, while at the same time reducing systemic toxicities, are required. To this end, we have developed an investigational mRNA therapeutic coding for wildtype OX40 ligand, or OX40L, protein, a membrane protein normally expressed on antigen presenting cells upon immune stimulation that augments an activated immune response. mRNA-2416 encodes for wild-type OX40L which is a membrane protein, a class of proteins that we believe cannot be manufactured for administration to tumor cells by recombinant technologies. mRNA-2416 is being developed for the treatment of solid tumors following local intratumoral injection. We are currently sponsoring a Phase 1/2 trial that is ongoing in the United States, which includes Phase 1 dose escalation cohorts of mRNA-2416 as monotherapy and in combination with durvalumab, followed by a Phase 2 expansion cohort in patients with advanced ovarian carcinoma in combination with durvalumab.

OX40L (mRNA-2416): Our product concept

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

OX40L (mRNA-2416): Clinical data

The Phase 1/2 trial for mRNA-2416 is an open-label, multicenter study of repeated intratumoral injections of mRNA-2416 as a monotherapy and in combination with durvalumab in patients with advanced relapsed/refractory solid tumor malignancies and lymphomas in the United States and Israel. The objectives of this Phase 1/2 study include evaluating safety and tolerability of mRNA-2416 administered intratumorally, and to define the maximum tolerated dose and recommended dose for expansion alone and in combination with durvalumab. Other endpoints include pharmacokinetic analyses as well as assessment of biomarkers of immunological response in tumor. The dose levels being tested in the monotherapy arm of the trial were 1 µg, 2 µg, 4 µg, and 8 µg. The monotherapy arm of the study has been completed and we are not planning an expansion cohort of mRNA-2416 as a monotherapy. We have completed a dose-finding cohort at 4 µg mRNA-2416 given in combination with durvalumab (IMFINZI®) and are currently enrolling a Phase 2 expansion cohort in ovarian cancer.

As of January 1, 2021, 60 patients were dosed with mRNA-2416 (39 patients in monotherapy and 21 patients in combination with durvalumab). As of February 12, 2020, safety was reported on 39 patients treated with monotherapy mRNA-2416. mRNA-2416 has been tolerable at all dose levels with no dose-limiting toxicities reported and the majority of treatment related adverse events being grade 1 or 2. We have observed systemic injection related reactions in seven patients, all of which have been reversible.

Of the evaluable cases for patients dosed with mRNA-2416 as of November 13, 2019, 14 achieved a best overall response rate (BOR) of stable disease, of these patients 6 had stable disease for ≥14 weeks; 15 patients had progressive disease per RECIST 1.1. Clinical observations include a reduction in injected tumor size in two patients with ovarian cancer, one patient with breast cancer and one patient with pseudomyxoma peritonei.

OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Clinical update

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

OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Our product concept

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

OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752): Clinical update

We have an ongoing Phase 1 study that is designed as an open-label, multicenter study of intratumoral injections of Triplet (mRNA-2752) alone or in combination with durvalumab (anti-PD-L1) with sites in the United States and Israel. The objectives of this study include:

•assessment of safety and tolerability of Triplet (mRNA-2752) administered alone and in combination with durvalumab;

•define the maximum tolerated dose, or MTD, and recommended dose for expansion, or RDE, for intratumoral injections of Triplet (mRNA-2752) alone and in combination with durvalumab; and

•assessment of anti-tumor activity, protein expression in tumors, and pharmacokinetics, and exploratory endpoints that include assessment of immunological responses.

The study consists of two arms: Arm A, Triplet monotherapy and Arm B, Triplet in combination with durvalumab. There are dose escalation and dose confirmation parts for each study arm followed by a dose expansions for Arm B. mRNA-2752 will be evaluated at 0.25, 0.5, 1, 2, 4, and 8 µg. mRNA-2752 is administered once every two weeks for cycle 1, followed by once every four weeks for cycles 2 through 6. Durvalumab is administered every four weeks. Biopsy and blood samples to be collected pre- and post-treatment with mRNA in both dose escalation and dose expansion to assess protein expression and changes in tumor immune landscape.

As of January 1, 2021, 44 patients have been dosed with mRNA-2752, including 19 patients in monotherapy and 25 patients in combination with durvalumab. Safety in this study was reported as of April 8, 2020, on 29 cases, including 17 patients treated with mRNA-2752 monotherapy and 12 patients in combination with durvalumab. Across dose levels tested, study treatment has been well tolerated with no dose-limiting toxicities, one patient with Grade 3 toxicity (at 4 µg dose level) and no Grade 4/5 toxicities related to treatment. One partial response with an 81% decrease in target lesions has been observed in a squamous cell bladder cancer patient on the combination arm; stable disease has been observed in nine patients (five on mRNA-2752 monotherapy and four treated with durvalumab combination). Tumor shrinkage was observed in seven patients in injected and/or un-injected target lesions (three on monotherapy and four on combination).

As of April 8, 2020, biomarker data from the first eight cohorts (monotherapy at dose levels between 0.25 µg– 4 µg; combination at 0.25 µg and 0.5 µg) demonstrated increased IL-23 and IL-36g protein expression, evidence of a pro-inflammatory effect of treatment including elevated interferon gamma, tumor necrosis factor alpha and PD-L1. Data consistent with demonstration of proof of mechanism. All post-treatment plasma cytokine levels evaluated were well below what has been suggested as clinically toxic levels for these cytokines in cytokine release syndromes. Significant increases in PD-L1 protein levels predominantly in immune cells in the tumor microenvironment were observed at days 2, 15 and 29 post-treatment demonstrating the sustained immunomodulatory effect of treatment. In the patient with the partial response, increased T cells, particularly of proliferating CD8+ cytotoxic T cells were observed post treatment.

IL-12 (MEDI1191)

Another strategy for cancer patients with immunologically cold tumors is to transform the tumor microenvironment by introducing pro-inflammatory cytokines directly into tumors or draining lymph nodes. In collaboration with AstraZeneca, we are developing MEDI1191, which is an mRNA for IL-12 encapsulated in our proprietary LNP to be delivered intratumorally. Systemic administration of recombinant IL-12 protein was poorly tolerated in early clinical trials and exhibited generally low response rates. MEDI1191 can enhance the immune response by positively impacting both antigen presenting cells and T cells, and local, intratumoral expression of IL-12 can potentially improve tolerability compared to systemic protein treatments. AstraZeneca is conducting a Phase 1 clinical trial for MEDI1191, which is to be co-administered with a checkpoint inhibitor.

IL-12 (MEDI1191): Our product concept

Intratumoral delivery of IL-12 has been observed to be a feasible approach to overcome the toxicity associated with systemic IL-12 administration. For example, intratumoral delivery of an IL-12 containing DNA plasmid by injection followed by electroporation has shown promising activity in combination with pembrolizumab in patients with metastatic melanoma. Such an approach may be limited to accessible lesions amenable to electroporation. In contrast, it may be more feasible to inject our mRNA delivered by our proprietary LNP into both accessible and visceral tumors.

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

IL-12 (MEDI1191): Preclinical information

We have conducted several preclinical studies in which we observed activity with our approach

Our preclinical studies were conducted with a mouse homolog of IL-12. In a tumor model that we have characterized as completely refractory to checkpoint therapy and associated with an immunosuppressive tumor microenvironment, treatment with IL-12 transformed the tumor microenvironment, with notable activation of natural killer and dendritic cells, and an increase in cytotoxic lymphocytes. In this checkpoint inhibitor refractory mouse model of cancer, a single dose of IL-12 mRNA yielded around 30% complete response rates as an mRNA monotherapy as shown in panel A below and was synergistically active with systemically administered anti-PD-L1 antibody, or α PD-L1, demonstrating complete response rates of > 70%, as shown in panel B of the figure below. The x-axis represents days after subcutaneous implantation of MC38-R tumor cells. Test articles were administered on Day 11 for mRNA treatments and on Days 11, 14, 18, and 21 for antibody treatments. All antibody treatments were administered at 20 mg/kg. There were 15 mice per group in this study. Survival curves were plotted by considering any reason a mouse was removed from study, including the predetermined tumor burden endpoint of 2,000 mm3, as a survival event. NTC is a non-translating control mRNA. Synergy of locally administered IL-12 mRNA with systemic α PD-L1 treatment was also observed on distal tumors that were not directly administered mRNA.

Panel A Panel B

IL-12 (MEDI1191): Clinical plan

We are responsible for generating a preclinical data package to support the filing of an IND and clinical trial authorization (CTA) and clinical supply for early clinical development. AstraZeneca is leading the early clinical development. AstraZeneca is currently enrolling an open-label multicenter Phase 1 clinical trial of intratumoral injections of MEDI1191 alone and in combination with the checkpoint inhibitor, durvalumab.

LOCALIZED REGENERATIVE THERAPEUTICS MODALITY

We designed our localized regenerative therapeutics modality to develop mRNA medicines to address injured or diseased tissues. Our mRNA technology in this modality allows for the local production of proteins that provide a therapeutic benefit in the targeted tissue. The development of our program in this modality, AZD8601, for the local production of VEGF-A, is being led by our strategic collaborator, AstraZeneca. This program completed a Phase 1a/b clinical trial in which we observed both a dose-dependent protein production and a pharmacologic effect, as measured by changes in local blood flow in patients. We believe this data provides clinical proof of mechanism for our mRNA technology outside of the vaccine setting.

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

Localized regenerative therapeutics: Product features

We believe our approach to localized regenerative therapeutics using mRNA has several advantages over alternative approaches, including:

•mRNA can be administered locally to produce the desired protein for an extended duration. Local exposure to the therapeutic protein encoded by our mRNA is sustained by the ongoing translation of the mRNA into protein, often from hours to days. This pharmacokinetic profile closely mimics the optimal tissue exposure profile for regenerative applications and cannot be achieved by injections of recombinant proteins that rapidly diffuse out of the tissue after injection.

•Local administration of mRNA allows for focused activity. mRNA administered to a specific tissue or organ should allow for local production of the encoded protein, which could lead to lower levels of encoded protein in distant or systemic locations. This could help to prevent potential toxicity from production of the encoded protein outside of the targeted tissue.

•mRNA allows for dose-dependent and repeated production of the encoded protein. mRNA therapies should also allow for dose titration and repeat dosing. This provides several advantages over gene therapy. Gene therapy typically results in a permanent change to cellular DNA that may result in uncontrolled or constant production of the desired protein in local tissue or in distant sites, which could cause local or systemic side effects. Further, some gene therapy delivery vehicles are associated with immune responses that limit the ability to repeat dose, preventing dose titration.

VEGF-A (AZD8601)

Addressing ischemic heart failure—VEGF-A as a localized therapeutic in collaboration with AstraZeneca

Heart disease is the leading cause of death in the United States, accounting for one in every four deaths, and is often due to the inability of adults to regenerate heart tissue. Current approved therapies do not specifically address heart regeneration. Previous attempts at cardiac regeneration have included stem cell grafting and gene therapy, but have faced challenges with safety or efficacy. In collaboration with AstraZeneca, we are pioneering a unique approach to treating ischemic heart failure, a condition where the cardiac muscle does not get enough blood supply to perform its contractile function. Vascular Endothelial Growth Factor A, or VEGF-A, can promote cardiac tissue revascularization. The goal of this program is to promote recovery of cardiac function through partial tissue regeneration. The mRNA in this program is in a saline formulation without LNPs and is expected to act locally. Our strategic collaborator AstraZeneca has conducted a Phase 1a/b clinical study in diabetic patients in Europe. The study has met its primary objectives of describing safety and tolerability and secondary objectives of dose-dependent protein production and changes in blood flow. AstraZeneca has moved this program to a Phase 2a trial that is being conducted in Europe and is designed to test safety and tolerability of epicardial injections for patients undergoing coronary artery bypass grafting surgery.

VEGF-A (AZD8601): Disease overview

VEGF-A can promote blood vessel growth to potentially address ischemic heart failure

Several treatments are available for patients with ischemic heart failure. Current treatments include revascularization of the coronary arteries to relieve symptoms and improve cardiac function and therapies that reduce blood pressure or potentially help eliminate excess fluids in congested tissues, including: beta-blockers, angiotensin-converting enzyme inhibitors, angiotensin II inhibitors, and aldosterone receptor blockers as diuretics. However, adult humans are unable to regenerate myocardium tissue following injury and the treatment options described above cannot compensate for this.

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

VEGF-A (AZD8601): Preclinical information

AstraZeneca has observed the activity of VEGF-A for ischemic heart failure in several preclinical animal models

Preclinical studies have been conducted at AstraZeneca in models of ischemic heart failure. In mouse, rat, and pig models of myocardial infarction, direct injection in the heart muscle (myocardium) of VEGF-A mRNA led to elevated cardiac VEGF-A protein levels and improved cardiac function. The data have been published by AstraZeneca in Molecular Therapy in 2018.

VEGF-A (AZD8601): Clinical data

AstraZeneca has completed a Phase 1a/b trial in Germany; A Phase 2a trial is currently ongoing in Finland and Germany

The Phase1a/b clinical trial for the AZD8601 program has met its primary objectives of describing safety and tolerability and secondary objectives of protein production and changes in blood flow post AZD8601 administration. AstraZeneca has moved this program to a Phase 2a trial.

The Phase 1a/b study was a randomized, double-blind, placebo-controlled study in men with type 2 diabetes mellitus conducted in Europe. VEGF-A mRNA was administered by intradermal injection into the forearm skin in single ascending doses. The primary objective was to evaluate the safety and tolerability of the drug product into the forearm skin, with safety follow-up for six months.

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

SYSTEMIC INTRACELLULAR THERAPEUTICS MODALITY

We designed our systemic intracellular therapeutics modality to increase levels of intracellular proteins, using cells in the human body to produce proteins located in the cytosol or specific organelles of the cell to achieve a therapeutic effect in one or more tissues or cell types. The goal of this modality is to provide intracellular proteins, such as intracellular enzymes and organelle-specific proteins, as safe, tolerable, and efficacious therapies. Our initial focus within this exploratory modality is on rare genetic diseases. This modality currently has four programs: PA, MMA, PKU and GSD1a.

Systemic intracellular therapeutics: Opportunity

Systemically delivered, intracellular therapeutics focus on areas currently not addressable with recombinant proteins, which are typically administered systemically and cannot reach the inside of the cell. Objectives for potential new therapies in this area include, for example, increasing the levels of:

•intracellular pathway proteins;

•soluble organelle-specific proteins; and

•organelle-specific membrane proteins.

Systemic intracellular therapeutics: Product features

Systemically delivered, intracellular therapeutics, we believe, would allow us to target areas of biology that cannot be addressed using recombinant proteins.

Our potential advantages in these areas include:

•Using mRNA to encode for intracellular and organelle-specific proteins. Our modality permits the expression of intracellular proteins, including those that must be directly translated and moved into organelles such as mitochondria. The ability of mRNA to produce protein inside of the cell enables production of these protein types that we believe are beyond the reach of recombinant proteins.

•mRNA can produce hard-to-make or complex proteins. For example, some proteins, due to their folding requirements or complexity, are challenging to make using recombinant technologies, but can potentially be produced by human cells using administered mRNA.

•Native post-translational modifications are possible through intracellular protein production using mRNA. mRNA administered to a human cell uses natural secretory pathways inside the cell to make and process the encoded protein. The resulting post-translational modifications, such as glycosylation, are human as opposed to recombinant proteins where these post-translational modifications are native to the non-human cells used for manufacture. These non-human post-translational modifications in recombinant proteins may lead to sub-optimal therapeutic outcomes, side effects and increased immunogenicity.

•mRNA can sustain production of proteins, which can increase exposure to proteins with short half-lives. mRNA can lead to protein production by cells that can last from hours to days depending on design. This feature could increase the levels of short half-life proteins for therapeutic benefit.

•mRNA allows for desirable pharmacology in complex metabolic diseases. Our mRNA technology potentially permits several differentiated pharmacologic features for treating complex metabolic diseases, including the ability to repeat dose as needed, a rapid onset of action, the ability to adjust dose levels real-time based on individual patient needs, and the ability to stop dosing. Gene therapies may also prove to be useful for treating rare genetic diseases; however, mRNA is not limited by pre-existing immunity that may exist for certain gene therapies using viral vectors, and does not localize to the nucleus or require persistent changes to cellular DNA to have the desired effect.

Propionic acidemia (mRNA-3927)

We aim to produce an intracellular, mitochondrial enzyme complex to treat a pediatric metabolic disorder

Propionic acidemia, or PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase, or PCC. It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy, due to the complexity of the enzyme, which comprises six copies each of two different subunits (PCCA and PCCB), and its mitochondrial localization. The only effective treatment for severely affected individuals is liver transplant, aimed at increasing enzyme activity to reduce the occurrence of life-threatening acute metabolic crises. Our platform is uniquely positioned to potentially address this disease by enabling synthesis of this complex enzyme that is localized in the mitochondria of the cell. We are developing an IV-administered mRNA therapeutic comprising two different mRNAs encoding PCCA and PCCB in our proprietary LNP to replace the defective PCC enzyme with functional enzyme in liver and other cells. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. We plan to initiate a Phase 1/2 clinical trial in PA patients in 2021.

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

Propionic acidemia (mRNA-3927): Clinical plan

We are conducting a global natural history study and are planning a Phase 1/2 clinical trial

The clinical development plan for mRNA-3927 includes a global, natural history study in MMA and PA that was initiated in 2018 and a Phase 1/2 study in pediatric patients diagnosed with PA planned for early 2021.

We plan to conduct an open-label, multi-center, dose optimization Phase 1/2 study of multiple doses of mRNA-3927 in pediatric patients with PA in North America and Europe. The objectives of this study are to evaluate the safety and tolerability of mRNA-3927 administered via IV infusion, to assess the pharmacodynamic response from changes in plasma biomarkers, and to characterize the pharmacokinetic profile of mRNA-3927.

Methylmalonic acidemia (mRNA-3705)

Program aims to produce an intracellular, mitochondrial enzyme to treat a pediatric, genetic, metabolic disorder

Isolated methylmalonic academia, or MMA, is a rare, life-threatening, inherited metabolic disorder that is primarily caused by a defect in the mitochondrial enzyme methylmalonyl-coenzyme A mutase, or MUT. It primarily affects the pediatric population. There is no approved therapy that addresses the underlying disorder, including no approved enzyme replacement therapy, due to the complexity of the protein and its mitochondrial localization. Liver or combined liver-kidney transplant is one option for severely affected individuals. Our platform may allow the cells in the human body to produce these and other complex mitochondrial enzymes. Therefore, we are developing an IV-administered mRNA encoding MUT in our proprietary LNP, in order to restore this deficient or defective mitochondrial enzyme in the liver and other cells. We have observed preclinical proof-of-concept in two different MMA mouse models, notably with a marked improvement in survival and reduction of biochemical abnormalities in a severe MMA mouse model. We recently ceased development of mRNA-3704 and will return to the clinic with the next generation formulation, mRNA-3705. To date, the new drug product mRNA-3705 has demonstrated greater potency and prolonged lowering of methylmalonic acid in mutase deficient mice when compared to mRNA-3704. mRNA-3705 has received

Rare Pediatric Disease Designation from the FDA. A Phase 1/2 clinical study with mRNA-3705 is in planning and will be initiated in 2021.

Methylmalonic acidemia (mRNA-3705): Disease overview

MMA is a rare, life-threatening pediatric disorder with no approved therapies that address the underlying defect

There are an estimated 500-2,000 MMA MUT deficiency patients in the United States based on estimated birth prevalence (0.3-1.2:100,000 newborns) and mortality rates. Mortality is significant, with mortality rates of 50% for MMA patients with complete MUT deficiency (mut 0) (median age of death 2 years) and 40% for MMA patients with partial MUT deficiency (mut -) (median age of death 4.5 years) reported in a large European study.

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

Methylmalonic acidemia (mRNA-3705): Our product concept

We are utilizing our ability to produce a complex intracellular enzyme (MUT) that is localized to the mitochondria

MUT is a complex intracellular enzyme that exists as a homodimer, and requires mitochondrial localization and engagement with its cofactor (a derivative of vitamin B12) to be enzymatically active. mRNA has the capability to encode any type of protein, including a functional, intracellular protein that is trafficked to the proper subcellular localization within target cells.

We are developing an mRNA encoding human MUT encapsulated in our proprietary LNPs for IV administration for the treatment of isolated MMA associated with MUT deficiency. The sequence has been engineered to improve protein translation. To function, the mRNA-encoded MUT protein is translocated to its site of action in the mitochondria.

Methylmalonic acidemia (mRNA-3705): Preclinical information

mRNA-3705 shows greater potency and more prolonged lowering of plasma methylmalonic acid compared to mRNA-3704 in animal studies.

We previously demonstrated, in a series of in vitro and in vivo pharmacology studies, that human MUT mRNA effectively directs the biosynthesis of active MUT protein with physiologically correct mitochondrial localization in vitro, and improves survival and corrects biochemical abnormalities in two different mouse models of MMA representing the spectrum of MUT deficiency (mut0 and mut-), as published by us in Cell Reports in 2017 and EBioMedicine in 2019. Technology and process improvements enabled the development of an updated drug product, mRNA-3705, which shows greater potency and better pharmacology compared to mRNA-3704. As shown in the figure below, mRNA-3705 produced approximately 3-times more MUT protein than mRNA-3704 in livers of rats 24 hours after a single intravenous injection.

mRNA-3705mRNA-3705 produced higher levels of MUT protein in the livers of rats compared to mRNA-3704

In MMA mice with partial MUT deficiency (Mut-/-;TgINS-CBA-G715V, mut-), mRNA-3705 showed greater potency and prolonged the reduction in plasma methylmalonic acid levels compared to mRNA-3704 in a 4-week study, as shown in the figure below. This data suggests that the minimal efficacious dose may be lower for mRNA-3705 than for mRNA-3704.

mRNA-3705 treatment produced a greater and more sustained reduction in plasma methylmalonic acid compared to mRNA-3704 in a 4-week study in mut- mice

Furthermore, mRNA-3705 treatment of a more severe MMA mouse model (Mut-/-;TgINS-MCK-Mut, mut0) improved survival, increased body weight, and produced a sustained reduction of plasma methylmalonic acid levels compared to PBS treatment in a 12-week study.

Methylmalonic acidemia (mRNA-3705): Clinical plan

We are conducting a global natural history study and a Phase 1/2 clinical trial in North America and Europe

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

We recently ceased development of mRNA-3704 and will return to the clinic with the next generation formulation, mRNA-3705. The new drug product mRNA-3705 has demonstrated greater potency and prolonged lowering of methylmalonic acid in mutase deficient mice when compared to mRNA-3704. An open-label, multi-center, dose finding Phase 1/2 study of mRNA-3705 in patients with isolated MMA due to MUT deficiency between 1 to 18 years of age is in planning and will enter clinic in 2021. The objectives of this study are to evaluate the safety, pharmacodynamics (as assessed by changes in plasma methylmalonic acid), and pharmacokinetic profile of mRNA-3705 in patients affected by MMA.

Phenylketonuria (PKU) (mRNA-3283)

Our approach to Phenylketonuria with an mRNA encoding for an intracellular protein

Phenylketonuria, or PKU, is a rare inherited metabolic disease resulting from a deficiency in the metabolism of phenylalanine, or PHE, due to mutations within the enzyme phenylalanine hydroxylase, or PAH. The most effective treatment is a restrictive diet of low protein, which controls PHE intake. Approximately 20-56% of PKU patients respond to sapropterin dihydrochloride (marketed as Kuvan in the United States), a synthetic BH4 cofactor for PAH which improves PHE metabolism, but does not fully cure patients. In addition, in May 2018, Biomarin received approval for pegylated phenylalanine lyase, or PAL, marketed as Palynziq. Palynziq is a pegylated recombinant bacterial enzyme which metabolizes PHE in the blood. We believe the immune risk is, at least in part, driven by bacterial PAL. With our mRNA technology, cells in the human body can be instructed to produce functional PAH, decreasing PHE levels in the blood and restoring production of tyrosine. We are developing an intravenously administered mRNA which encodes for the PAH enzyme and is encapsulated in our proprietary LNP. We plan to conduct a Phase 1 clinical trial for mRNA-3283.

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

Diagnosis of PKU occurs primarily through newborn screening in available countries, followed by genetic confirmation. Newly diagnosed patients receive medical formulas containing protein with low PHE content to control blood PHE and provide adequate nutrition for growing infants. As patients age, they are tested for sensitivity to synthetic BH4 and may transition to Kuvan. Approximately 20% of patients respond favorably to Kuvan, which can aid in PHE control. Nonresponsive patients are treated mainly with restricted diet; however, adherence to the diet is challenging, resulting in poor compliance. When PHE levels are not adequately controlled, patients begin to show multiple signs of disease, including depression, anxiety, poor executive function, and attention deficit hyperactivity disorder, or ADHD.

One option for PKU patients may be treatment with gene therapy. We believe there are potential advantages for mRNA therapeutics for this disorder over gene therapy as described in the systemic intracellular therapeutics modality section.

Phenylketonuria (mRNA-3283): Our product concept

We intend to utilize the cells in the human body to produce PAH intracellularly

We believe mRNA therapy is a viable therapeutic modality for PKU patients due to its ability to instruct cells in the human body to produce complex functional intracellular proteins such as PAH. Our program mRNA-3283 consists of an mRNA encoding human PAH encapsulated in our proprietary LNPs. The mRNA sequence is optimized for protein synthesis and contains a microRNA binding site to reduce or potentially eliminate synthesis of protein outside of the target tissues. mRNA-3283 is designed to be administered intravenously to encode enzymatically-active PAH protein in liver to restore this deficient or defective enzyme.

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

Glycogen storage disease type 1a (GSD1a) (mRNA-3745)

Our approach to glycogen storage disease type 1a using an mRNA encoding for intracellular human glucose 6-phosphatase

Glycogen storage disease type 1a (GSD1a) is an inherited metabolic disease caused by the deficiency in the catalytic activity of glucose 6-phosphatase (G6Pase), which is encoded by the glucose 6-phosphatase gene (G6PC). The G6Pase enzyme is involved in the metabolic pathways of glycogenolysis and gluconeogenesis which allow the liver and kidney to release glucose into the blood. Those affected by GSD1a present with life-threatening hypoglycemia and a wide range of severe metabolic derangements and long-term complications such as hyperlipidemia, lactic acidemia, hepatomegaly, hepatocellular adenomas, and end-stage renal disease. The standard of care consists of strict diet control. Enzyme replacement therapy (ERT) is not an option for these patients due to challenges associated with delivering an enzyme inside the cell. Strict diet control via the frequent consumption of uncooked cornstarch is effective in improving hypoglycemia. However, the underlying pathologies continue and its efficacy in preventing the long-term metabolic complications has yet to be established. With our mRNA platform, cells in the liver may be instructed to produce functional G6Pase, with the goal of restoring the homeostasis of glycogenolysis and gluconeogenesis pathways and correcting the underlying pathologies. We are developing an intravenously administered mRNA which encodes for G6Pase and is encapsulated in our proprietary LNP. We have demonstrated activity in mouse models in the form of reduction in both liver and serum biomarkers and improvements in liver morphology. We plan to conduct a Phase 1 clinical trial for mRNA-3745.

Glycogen storage disease type 1a (mRNA-3745): Disease overview

There are no approved therapies for GSD1a that address the enzymatic deficiency

GSD1a is an inherited metabolic disorder caused by a deficiency in the catalytic activity of G6Pase. G6Pase catalyzes the hydrolysis of glucose-6-phosphate to glucose and inorganic phosphate, the final step of glycogenolysis and gluconeogenesis that mainly takes place in liver and kidney. GSD1a patients suffer from severe fasting hypoglycemia, hepatomegaly, nephromegaly, lactic acidemia, hypertriglyceridemia, hyperuricemia, hypercholesterolemia, hepatic steatosis, and growth retardation. In addition, hepatocellular adenomas occur in 70% to 80% of GSD1a patients by their third decade of life and carries risk of transformation into hepatocellular carcinomas. Proteinuria has been observed in over half of patients above 25 years of age.

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

Glycogen storage disease type 1a (mRNA-3745): Our product concept

We intend to utilize the cells in the human body to produce G6Pase intracellularly

We believe that our platform can address GSD1a with its ability to instruct cells in the human body to produce complex functional intracellular membrane proteins such as G6Pase. Our program, mRNA-3745, consists of an mRNA encoding for modified human G6Pase encapsulated in our proprietary LNPs. The human G6Pase sequence is modified for improved protein production and G6Pase activity. mRNA-3745 is designed to be administered intravenously and encodes G6Pase protein to restore this deficient or defective enzyme.

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

MANUFACTURING (PRODUCT SUPPLY AND TECHNICAL DEVELOPMENT)

Manufacturing plays a critical role in our value chain and our ability to develop a new class of medicines. Our manufacturing capabilities support our Research and Early Development Engines, in addition to our Late Stage Development and Commercial Engines. These capabilities have rapidly accelerated as a result of COVID-19 vaccine production.

Within the Research Engine, manufacturing provides mRNA drug substance and drug product for platform research and therapeutic area drug discovery. For the Early Development Engine, we manufacture mRNA and drug product for IND-enabling GLP toxicology studies and initial human clinical studies. For the Late Stage Development Engine, we produce mRNA and drug product for phase 3 studies. In addition, within the Commercial Engine, we manufacture drug substance and drug product in collaboration with our contract manufacturing organizations, or CMOs, both in the U.S. and internationally. Our approach to date has been to proactively invest and build manufacturing capacity internally and externally with our network of strategic partners in anticipation of demand. This capacity planning was immediately leveraged and expanded during our COVID-19 vaccine ramp-up into a commercial product in response to the ongoing pandemic.

Overview of our manufacturing operating model

Our manufacturing activities focus on the following:

•Commercial Production: Our manufacturing expertise includes state-of-the-art technologies for mRNA and drug product manufacturing, as well as quality control testing to attain a robust and consistent supply that matches target product profiles. Our manufacturing technology is built to scale-up and support industrialization of products for commercial approval.

•Research and Development Support: The product supply enables platform research and drug discovery in our therapeutic and vaccine areas, in addition to activities related to clinical studies of our investigational medicines.

Given our expectations for significant ongoing pipeline expansion and the long lead time required to build manufacturing infrastructure, we built a dedicated in-house manufacturing facility in Norwood, MA, Moderna Technology Center (MTC). The campus is comprised of two distinct buildings (MTC South and MTC North). MTC South is approximately 200,000 square feet, with a production capacity of over 100 cGMP lots per year. MTC North is approximately 240,000 square feet, directly supporting improvement in our manufacturing capabilities. MTC supports our Research Engine supply, IND-enabling GLP toxicology study supplies, our Phase 1 and Phase 2 pipeline activities, later-stage clinical development activities (e.g., Phase 3 CMV vaccine clinical trials), as well as COVID-19 vaccine drug substance production.

The MTC campus has been designed with a high level of automation and state-of-the-art digital integration to handle manufacturing execution, product testing and release, and regulatory filings. In addition, substantial manufacturing capabilities are realized via CMO relationships in the U.S. and abroad, providing drug substance and fill finish capacity for the COVID-19 vaccine.

Manufacturing Technology Development

To support our broad pipeline of products, which span multiple therapeutic areas and routes of administration (e.g., intramuscular, intratumoral, and intravenous), there is close collaboration between our Platform Research and Technical Development teams to facilitate rapid and seamless clinical translation of scientific breakthroughs. This, in turn, enables us to develop potential vaccines and therapies to serve a widening patient population.

Technical Development encompasses the design and optimization of robust and consistent manufacturing processes, product characterization, fit-for-purpose formulations, and product presentations. For instance, our novel hardware platforms’ automation and robotics, coupled with the flexibility of our in-house digital development systems, allows for thousands of experiments and process parameters across our projects, thus supporting our drug product pharmaceutical readiness. Moreover, our recent technical manufacturing advances have enabled internalization of new key capabilities, including DNA plasmids and small molecules.

In parallel, we have refined existing processes, resulting in increased manufacturing scale and more robust stability of our mRNA and drug product. These improvements allow us significant control over our supply chain, resulting in larger production yields and longer shelf life of our products. Furthermore, formulation development advancements have added new drug product images, including lyophilization, giving us a path from frozen to refrigerated storage conditions.

Our substantial investments in recent years in Technical Development enabled the breadth and depth of our pipeline, and laid the foundation to help meet the needs and requirements associated with late stage development and the commercialization of the COVID-19 vaccine.

Supply of mRNA for the Research and Early Development Engines

Supply for the Research Engine

High-throughput automation and custom engineered equipment allow us to produce and deliver high quality mRNA and formulated constructs in a short period of time: our proprietary platform is capable of producing up to 1,000 lots of mRNA sequences and formulations per month with a turnaround time of a few weeks from sequence to final product. The typical scale of mRNA manufactured by this team is 1–1,000 mg. Since 2014, we have produced over 27,000 batches of research-grade mRNA. This has been possible, in part, thanks to the ability of researchers in the Moderna ecosystem to order constructs through an integrated digital portal that tracks materials end-to-end in less than 45 days. In addition, multiple integrated algorithms that leverage artificial intelligence and machine learning optimize manufacturability, reduce failures, and increase quality of mRNA sequences.

Supply for the Early Development Engine

Analogous to the Research Engine, we have established manufacturing capabilities that support the Early Development Engine in three key areas: GLP Tox, Clinical Studies, and Personalized Cancer Vaccines. We supply mRNA and formulated product to conduct IND-enabling GLP toxicology studies. In addition, human clinical studies rely on supply to meet required cGMP standards. This is achieved via internal manufacturing at MTC and external manufacturing at well-established contract manufacturing organizations (CMOs). We selected specialized CMOs to support a total of five programs in late 2015. We will continue to selectively partner with CMOs to complement our capacity and provide supply contingency where needed. Our MTC facility is also suited to enable rapid technology development and scale-up for future needs. Our manufacturing also produces cGMP Personalized Cancer Vaccines (PCVs). Due to the specialized nature of personalized medicine (i.e., where a batch is specifically designed and manufactured for a single patient), the manufacturing Personalized Vaccine Unit (PVU) has unique requirements. We digitally integrate patient-specific data from sequencing tumor samples to automatically design PCVs for patients. We have developed proprietary bioinformatics designed algorithms linked to an automated manufacturing process for rapid production of formulated mRNA, with a typical turnaround time of a few weeks. We have operationalized PCV manufacturing at the MTC campus to meet our Phase 1 and 2 pipeline supply needs by using single-use systems with fast “needle-to-needle” turnaround times. Unlike traditional process development, each PCV batch is manufactured for a single patient and thus scaled-out (in parallel) with extensive use of automation and robotics to account for the larger number of patients involved in later phases of development and commercialization. We have shown consistent quality in our production of over 160 patient batches, each with unique mRNA sequences.

These capabilities have allowed us to build our broad pipeline of 24 development candidates, including the output required to supply related toxicological and human clinical studies. While the technology that underpins these 24 programs is the same, each program typically requires customization based on target product profiles. These custom features range from varying molecular architecture to different routes of administration, often requiring multivalent products. For example, our CMV vaccine (mRNA-1647) requires six different mRNA sequences to be manufactured for inclusion in an intramuscular mRNA medicine, whereas OX40L (mRNA-2416) requires a single mRNA sequence for inclusion in an intratumoral mRNA medicine. All programs, with the exception of PCV, require that we progressively scale up supply to meet clinical demand requirements across development phases, in addition to the necessary preparation for regulatory approval and commercial production, which demand larger batch sizes. In contrast, the PCV program seeks to develop a cancer vaccine that is designed and manufactured for a specific patient, thus increasing the number of unique batches. As we scale manufacturing output for each program, we plan to continuously improve yield, purity, and the pharmaceutical properties of our development candidates.

Supply for the Late-Stage Development and Commercialization Engines

As we manufacture the COVID-19 vaccine, our development pipeline continues to advance to later-stage development and towards commercialization. Our platform approach allows us to continue to evolve our manufacturing suites and other capabilities at our MTC campus. Building expansions and enhancements have continued throughout scale-up of our COVID-19 vaccine manufacturing capabilities. The modular nature of the MTC suites permits us to manufacture multiple products in parallel. For instance, we can produce drug substance and drug product for our phase 3 CMV clinical trial while manufacturing COVID-19 drug substance.

Quality Unit

Quality is core to the way we operate. We seek to ensure quality at Moderna through a combination of a robust Quality Management System (QMS), our quality culture, and our people. In accordance with applicable regulations, we have established, documented, and implemented a QMS to assure continued compliance with the requirements therein. The QMS facilitates cGMP compliance by implementing practices that identify the various required processes, their application throughout the organization, and the sequence of interaction of these processes.

The primary mode of documenting these key practices is through policies, standard operating procedures (SOPs), forms, and other quality records, which include an overarching Quality Policy and Quality Manual. We have implemented measurement tools and metrics to monitor, measure, and analyze these practices to support cGMP operations, achieve planned results, and support continuous improvement. We monitor these quality metrics through formal governance processes, including Quality Management Review (QMR), to enable continuous improvement. We have also established an independent Quality Unit that fulfills quality assurance and quality control responsibilities.

Our Quality Unit grew into an international organization with the introduction of COVID-19 vaccine manufacturing. Quality drives our quality culture and ensures it is applied consistently and thoughtfully across the globe.

While the Quality Unit is ultimately accountable and responsible for quality, this is everyone’s responsibility. All cGMP personnel are empowered to ensure quality systems are appropriately maintained and executed.

We have established a culture that encourages transparency, accountability, and ownership of quality at all levels in the organization. As we scale the quality organization, we have focused on hiring the best talent with the required experience, training, and education.

Supply Chain Unit

We have established an international supply chain to enable supply of the raw materials used to produce our mRNAs and the components of our formulations, securing supply for COVID-19 vaccine alongside clinical and preclinical demands. We have worked with our supply chain vendors to characterize critical raw materials and to understand their impact on the quality of mRNA drug substance and formulated drug product. We also assess the quality system and performance of our supply chain vendors and work with them to comply with regulatory requirements.

DIGITAL INFRASTRUCTURE

We believe that digital technologies, such as robotics, automation, artificial intelligence, or AI, and cloud computing, are critical to operationalize our strategy, accelerate our pace of learning and execute at scale. Since our inception, we have invested over $100 million in our digital technologies, robotics/automation, analytics, data science and AI. Given our growth, we expect we will invest more than an additional $100 million in digital over the next 5 years. Our approach to bring these digital technologies into our workflows and processes has involved the following:

•utilization of a consistent set of digital building blocks;

•application of digital technologies in multiple business processes; and

•rapid iterations for maximum optimization.

We have seen several benefits from our investments in digitization, most importantly through the depth of our platform technology and breadth of our pipeline. Other benefits include:

•Quality: Reduction in human errors by enabling automation, repeatability, and seamless integration;

•Scalability: Growth in our pipeline to 24 programs;

•Speed: Rapid manufacture of research-grade mRNA from the Research Engine; and

•Cost efficiencies: Digital infrastructure utilized across our platform, drug discovery, clinical development, and manufacturing to maximize efficiencies.

Our digital building blocks

We utilize six building blocks for our digital infrastructure:

•Cloud enablement is a critical component of our digital infrastructure. We are at the forefront of mRNA technology. We generate complex data sets, and our scientists need computational power and agility to operate without being limited by traditional computing technology. Maintaining digital infrastructure in the cloud provides the benefits of lower costs by simplifying provisioning and administration, flexibility, scalability, ease of maintenance, disaster recovery, and information security.

•Integration of business processes enables us to streamline processes and bring data together in a consistent manner, avoiding caches of information and manual intervention. This efficient flow of data between systems enables the automation of our business processes.

•Internet of things allows for smart interconnected devices that provide real-time synchronization of operations. The data from equipment provides real-time guidance to our scientists and engineers and helps us in supply chain and manufacturing with compliance and traceability, including tracking material, controlling inventory and optimizing instrument usage.

•Automation allows us to scale our operations reliably and reproducibly. With the help of custom hardware solutions and state-of-the-art robotics, we can continue to increase our operating efficiency, reduce errors, and improve our quality and compliance.

•Advanced analytics enable us to draw insights from our data. We are constantly generating large data sets that can provide important insights if mined appropriately and regularly.

•Artificial intelligence, or AI, is enabling key breakthroughs in predictive modeling. It will allow us to improve our mRNA design algorithms based on machine learning, and will provide us with critical insights into research, supply chain, manufacturing, and other processes.

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

Advanced analytics and AI to accelerate the pace of learning: We utilize AI to enable various parts of our platform and drug discovery. Examples include:

•Neural networks for protein engineering: One way to optimize the efficacy of the proteins encoded by our mRNA is to engineer the sequence of the protein itself. We use neural networks to analyze and model protein sequences. We train these models by inputting orthologous sequences from thousands of organisms, from which we can generate potential protein sequences optimized for specific attributes.

•Neural networks for mRNA engineering: The redundancy in the genetic code allows for a large number of mRNA sequences that encode the same protein. mRNA sequence may impact translation, thereby impacting the amount of protein produced in circulation. We are developing AI tools to predict mRNA sequences that can enhance protein expression.

•Automated Sanger sequencing analysis: Sanger sequencing is us used repeatedly to quality check, or QC, our DNA templates and final mRNA; while the data contain every nucleotide in a sequence, it is very complex to analyze. A fully automated data pipeline starts processing raw data the moment it is saved to the cloud by the sequencers. The pipeline spawns numerous AWS computer servers to run an analysis algorithm and then shuts the servers down, resulting in minimal costs. The results are viewable in a powerful, dynamic visualization tool. We have run over 3 million Sanger data files through this system. We have further improved our Sanger analysis with a convolutional neural network, or CNN, to better analyze the tail sections of mRNA as well.

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

Digital systems for cGMP manufacture: We are committed to having integrated systems connected with robotics to drive our manufacturing in a paperless environment, and have designed and deployed automation to drive efficient manufacturing operations. We have also deployed digital tools within manufacturing process development that give us the ability to track, analyze, and rapidly deploy manufacturing process improvements. Additionally, we have implemented several digital systems across manufacturing process development, quality, supply chain, and operations, including:

•enterprise Quality Management System, or QMS, to electronically manage deviations, investigation, and correction and preventive actions;

•Laboratory Information Management System, or LIMS, to manage our analytical development data and automate our manufacturing quality control;

•computerized maintenance management system to manage equipment maintenance and calibration; and

•SAP/S4 Hana system for enterprise resource planning, or ERP, manufacturing execution system, and manufacturing control system to manage inventories, track raw material consumption, digitally integrate equipment with manufacturing recipes in batch records, and control automated equipment.

Digital systems for clinical development and clinical operations: In order to track the timelines of various development candidates through the Early Development Engine, we have created a set of integrated applications. Workflows include timelines for regulatory filings, planning for IND-enabling GLP toxicology studies, scheduling for cGMP manufacturing, and clinical operations management. Below is a summary of our applications:

•Our portfolio application is a digital interface that maintains and tracks the timelines across multiple workstreams for each of our development candidates.

•The supply application manages the manufacturing schedule of IND-enabling GLP toxicology supplies and cGMP manufacture of clinical supplies to support our programs. This application helps us see how the manufacturing schedule changes over time, identifies supply/demand mismatches, and enables resource planning with real-time alerts should we have any issues.

•The GLP toxicology application tracks the planned and ongoing IND-enabling GLP toxicology studies and allows us to manage timelines with our external vendors.

•The regulatory application tracks timelines related to regulatory affairs including, pre-IND meetings, IND/CTA submission dates, and other planned regulatory interactions.

•Our clinical operations application allows us to track our ongoing trials by accessing clinical operations information in real-time from our CROs. It also has multiple tools and analytics to draw key insights, including, for example, enrollment by trial and enrollment by site to maintain our program timelines.

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

•Each patient is provided a unique identifier. We track the entire workflow using a single integrated tracker based on this unique identifier. This is one of many ways we ensure that each patient receives the specific drug product lot manufactured for them.

•We use neural networks to design the mRNA sequences for the PCV program. Our proprietary vaccine design algorithm selects the top twenty neoantigens to be used and determines their amino acid sequences to trigger the desired immune response.

•We utilize Monte Carlo simulations of PCV supply/demand to manage our capacity. Since each drug product lot is personalized to a patient, there is a need to manage supply and demand to avoid bottlenecks at any stage of the workflow.

Digital systems for the Commercial Engine: We are building our commercial engine to establish medical affairs engagements with doctors, support our sales and marketing capabilities and deliver a world-class patient experience. In addition to a patient- and doctor-centric view, our commercial engine will strengthen our supply chain demand forecasting and our compliance. We are looking at building a robust serialization process for regulatory requirements as well as anti-counterfeiting technologies to ensure safe, efficacious medicines to patients.

Digital technologies to support our business processes

We have deployed several digital systems across finance, manufacturing, and human resources to automate our business processes and drive efficiencies. We have implemented the SAP S4/Hana system for ERP. We have implemented various cloud-based solutions to improve business processes and drive efficiencies. For example, we have implemented the Workday system for human resource planning and management and integrated various applications across payroll, 401k services, equity plan management and expense reporting. Our class-leading integration platform, Dell Boomi, allows us to have a highly interconnected environment, moving us from simple cloud-to-cloud integrations to an evolving use of the integration platform for master data management, systems account management, and ultimately for cost savings and improved user experience.

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
One key principle of our approach to strategic alliances is to share the rewards and risks of developing a new mRNA modality, where we may have early research data and desire a strategic collaborator to join us in advancing early development candidates within such modality into the clinic. Representative relationships and associated programs include the following:

•AstraZeneca for the localized regenerative therapeutics modality, such as the VEGF-A program (AZD8601) currently in Phase 2a;
•AstraZeneca for the intratumoral immuno-oncology modality, such as the IL-12 program (MEDI1191) currently in Phase 1;
•Merck for the cancer vaccines modality, such as the personalized cancer vaccine program (mRNA-4157) currently in Phase 2 using a workflow that enables a rapid turnaround time to bring personalized vaccines to patients, and the KRAS vaccine program (mRNA-5671) currently in Phase 1;
•DARPA for the systemic secreted therapeutics modality, such as the antibody against Chikungunya virus program (mRNA-1944) currently in Phase 1;
•Vertex for the lung delivery modality, such as the cystic fibrosis, or CF, and cystic fibrosis transmembrane conductance regulator, or CFTR program currently in research;
•Vertex for gene editing, aimed at the discovery and development of LNPs and mRNAs for the delivery of gene-editing therapies for the treatment of CF; and
•Chiesi Farmaceutici S.P.A. for the discovery and development of potential mRNA medicines for the treatment of pulmonary arterial hypertension.

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

AstraZeneca (NASDAQ: AZN)—Strategic Alliances in Cardiovascular and Oncology

We have had three alliances with AstraZeneca, two of which are ongoing. Our first strategic alliance established in 2013 and amended and restated in 2018, was to discover, develop, and commercialize potential mRNA medicines for the treatment of cardiovascular and cardiometabolic diseases, as well as selected targets for cancer. The relationship with AstraZeneca was expanded in 2016 by entering into a new immuno-oncology strategic alliance which is now focused on the joint development of an mRNA investigational medicine to make the IL-12 protein. It was further expanded in 2017 by entering into a third strategic alliance focused on the joint development of a potential mRNA medicine to make the relaxin protein, following discovery and preclinical development of the relevant development candidate internally. This last strategic alliance related to relaxin was terminated in December 2020. Additionally, AstraZeneca made several equity investments in Moderna, totaling approximately $290.0 million through December 31, 2020, although AstraZeneca has disclosed it is no longer a Moderna shareholder as of that date.

2013 Agreements with AstraZeneca, amended and restated in 2018

In March 2013, we entered into an Option Agreement and a related Services and Collaboration Agreement with AstraZeneca, which were amended and restated in June 2018 (2018 A&R Agreements). Under the 2018 A&R Agreements, we granted AstraZeneca certain exclusive rights and licenses to research, develop and commercialize potential therapeutic mRNA medicines directed at certain targets for the treatment of cardiovascular and cardiometabolic diseases and cancer, and agreed to provide related services to AstraZeneca. The activities to be performed by the parties under the 2018 A&R Agreements are limited to defined biological targets in the cardiovascular and cardiometabolic fields and one defined target in the cancer field.

As of the effective date of the original Option Agreement and Services and Collaboration Agreement in 2013, AstraZeneca made upfront cash payments to us totaling $240.0 million in exchange for the acquired options and our performance of certain research-related services, each as described above. AstraZeneca will pay us a $10.0 million option exercise payment with respect to each development candidate (and related back-up candidates) for which it exercises an option. We are also eligible to receive, on a product-by-product basis, up to $400.0 million in aggregate contingent option exercise payments upon the achievement of certain development, regulatory and commercial milestone events. Additionally, we are entitled to receive, on a product-by-product basis, earn-out payments on worldwide net sales of products ranging from a high-single digit percentage to 12%, subject to certain reductions, with an aggregate minimum floor. Through December 31, 2020, we have received from AstraZeneca an option exercise payment of $10.0 million and a clinical milestone payment of $30.0 million with respect to AstraZeneca’s VEGF-A product (AZD8601) that is currently being developed in a Phase 2a clinical trial in the cardiovascular and cardiometabolic fields. Additionally, through December 31, 2020, we have received $120.0 million from AstraZeneca under the 2018 A&R Agreements for the achievement of specified technical milestones. Further detail on the terms of the 2018 A&R Agreements, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).

2016 Strategic Alliance with AstraZeneca—IL-12

In January 2016, we entered into a new Strategic Drug Development Collaboration and License Agreement (2016 AZ Agreement) with AstraZeneca to discover, develop and commercialize potential mRNA medicines for the treatment of a range of cancers.
Under the terms of the 2016 AZ Agreement, we and AstraZeneca have agreed to work together on an immuno-oncology program focused on the intratumoral delivery of a potential mRNA medicine to make the IL-12 protein. The 2016 AZ Agreement initially included research activities with respect to a second discovery program. During a limited period of time, each party had an opportunity to propose additional discovery programs to be conducted under the 2016 AZ Agreement. We are responsible for conducting and funding all discovery and preclinical development activities under the 2016 AZ Agreement in accordance with an agreed upon discovery program plan for the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement. For the IL-12 program and any other discovery program the parties agree to conduct under the 2016 AZ Agreement, during a defined election period that commenced as of the effective date of the 2016 AZ Agreement (for the IL-12 program) and otherwise will commence on initiation of any such new discovery program, AstraZeneca may elect to participate in the clinical development of a development candidate arising under the 2016 AZ Agreement from such program. If AstraZeneca so elects (as it has for the IL-12 program), AstraZeneca will lead clinical development activities worldwide and we will be responsible for certain activities, including being solely responsible for manufacturing activities, all in accordance with an agreed upon development plan. AstraZeneca will be responsible for funding all Phase 1 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan), and Phase 2 clinical development activities (including costs associated with our manufacture of clinical materials in accordance with the development plan) up to a defined dollar threshold. We and AstraZeneca will equally share the costs of Phase 2 clinical development activities in excess of such dollar threshold, all Phase 3 clinical development activities and certain other costs of late-stage clinical development activities, unless we elect not to participate in further development and commercialization activities and instead receive tiered royalties, as described below. Further detail on the terms of the 2016 AZ Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).

2017 Strategic Alliance with AstraZeneca—Relaxin

In October 2017, we entered a new Collaboration and License Agreement (2017 AZ License Agreement) under which AstraZeneca had the right to clinically develop and commercialize a development candidate, known as AZD7970, which is comprised of an mRNA construct for the relaxin protein designed by us and encapsulated in one of our proprietary LNPs. We discovered and performed preclinical development activities for AZD7970 prior to the initiation of the strategic alliance with AstraZeneca under the 2017 AZ License Agreement. On December 16, 2020, the 2017 AZ License Agreement was terminated by mutual agreement, and we received the right to further develop relaxin on our own without any further obligation to AstraZeneca.
Merck (NYSE: MRK)—Strategic Alliances in Infectious Diseases and Cancer Vaccines

We have established a multi-faceted relationship with Merck Sharp & Dohme Corp. (Merck) that includes distinct strategic alliances directed to the research, development, and commercialization of mRNA medicines for the prevention and treatment of viral infections and for the treatment of cancer. In connection with these alliances, Merck also made several equity investments in Moderna totaling approximately $182.0 million, although Merck has disclosed the sale of its direct equity interest.

2015 Strategic Alliance with Merck—Infectious Disease

In January 2015, we entered into a Master Collaboration and License Agreement with Merck (2015 Merck Agreement), to research, develop, and commercialize potential mRNA medicines for the prevention and treatment of infections by RSV. As a part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to conclude the collaboration as it relates to development of potential mRNA medicines for other viruses, including mRNA-1278 for the prevention of varicella zoster virus (VZV) infection. Pursuant to the 2015 Merck Agreement, Merck was primarily responsible for research, development and commercialization activities and associated costs. We were responsible for designing and, at Merck's cost, manufacturing all mRNA constructs for preclinical and Phase 1 and Phase 2 clinical development purposes. On October 7, 2020, the 2015 Merck Agreement between us and Merck related to our collaboration on RSV was terminated by mutual agreement, and the right to pursue the continued development and commercialization of product candidates and products, including RSV, reverted to us. Further detail on the terms of the 2015 Merck Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).
2016 Expansion of the Infectious Disease Strategic Alliance with Merck

In January 2016, we expanded our infectious disease strategic alliance with Merck. Specifically, we and Merck agreed to amend the original 2015 Merck Agreement to include the research, development, and commercialization of mRNA medicines for the prevention and treatment of infection by the VZV in place of one of the viruses initially included under the 2015 Merck Agreement. Under the terms of the amended 2015 Merck Agreement, we received an upfront payment of $10.0 million from Merck for the inclusion of the new program and we agreed with Merck to increase the tiered royalty rates ranging from the mid-single digits to low-teens for net sales of products directed to this virus. In 2020, Merck elected not to continue with this program, and it was terminated.
2016 Cancer Vaccine Strategic Alliance—Personalized mRNA Cancer Vaccines with Merck

In June 2016, we entered into a personalized mRNA cancer vaccines (PCV) Collaboration and License Agreement with Merck (PCV Agreement) to develop and commercialize PCVs for individual patients using our mRNA vaccine and formulation technology. Under the strategic alliance, we identify genetic mutations present in a particular patient’s tumor cells, synthesize mRNA for these mutations, encapsulate the mRNA in one of our proprietary LNPs and administer to each patient a unique mRNA cancer vaccine designed to specifically activate the patient’s immune system against her or his own cancer cells.

Pursuant to the PCV Agreement, we are responsible for designing and researching PCVs, providing manufacturing capacity and manufacturing PCVs, and conducting Phase 1 and Phase 2 clinical trials for PCVs, alone and in combination with KEYTRUDA (pembrolizumab), Merck’s anti-PD-1 therapy, all in accordance with an agreed upon development plan and budget. We received an upfront payment of $200.0 million from Merck, which we will use to fund the performance of our activities set forth in the agreed upon development plan and budget. In November 2017, we and Merck announced the achievement of a key milestone for the first-in-human dosing of a PCV (mRNA-4157) as a part of the alliance. Further detail on the terms of the PCV Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).

2018 Expansion of the Cancer Vaccine Strategic Alliance with Merck—Shared Neoepitope Cancer Vaccines

In April 2018, we and Merck agreed to expand our cancer vaccine strategic alliance to include the development and commercialization of our KRAS vaccine development candidate, mRNA-5671, and potentially other shared neoantigen mRNA cancer vaccines (SAVs). We preclinically developed mRNA-5671 prior to its inclusion in the cancer vaccine strategic alliance and it is comprised of a novel mRNA construct designed by us and encapsulated in one of our proprietary LNPs. The PCV Agreement was amended and restated to include the new SAV strategic alliance (PCV/SAV Agreement). Further detail on the terms of the PCV/SAV Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).
Vertex (Nasdaq: VRTX)—2016 Strategic Alliance in Cystic Fibrosis

In July 2016, we entered into a Strategic Collaboration and License Agreement (Vertex Agreement) with Vertex Pharmaceuticals Incorporated, and Vertex Pharmaceuticals (Europe) Limited (together, Vertex). The Vertex Agreement is aimed at the discovery and development of potential mRNA medicines for the treatment of cystic fibrosis (CF) by enabling cells in the lungs of people with CF to produce functional cystic fibrosis transmembrane conductance regulator (CFTR) proteins. Further detail on the terms of the Vertex Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).
Vertex —2020 Strategic Alliance in Cystic Fibrosis

In September 2020, we entered into a new Strategic Collaboration and License Agreement with Vertex (Vertex 2020 Agreement). The Vertex 2020 Agreement is aimed at the discovery and development of potential medicines to treat CF by delivering gene-editing therapies to lung cells to facilitate production of functional CFTR proteins.

The three-year research period of the Vertex 2020 Agreement will initially focus on the identification and optimization of novel LNPs and mRNAs that can deliver gene-editing therapies to cells in the lungs. Following the initial three-year period, Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Vertex is also obligated to pay us for research services in connection with our performance of certain activities in accordance with a jointly agreed research plan. Subject to customary “back-up” supply rights granted to Vertex, under the agreement, we are the exclusive manufacturer of related mRNA and LNPs for preclinical, clinical, and commercialization purposes. Further detail on the terms of the Vertex 2020 Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).

Chiesi—2020 Collaboration and License Agreement with Chiesi

In September 2020, we entered into a Collaboration and License Agreement (Chiesi Agreement) with Chiesi Farmaceutici S.P.A. (Chiesi). The Chiesi Agreement is aimed at the discovery and development of potential mRNA medicines for the treatment of pulmonary arterial hypertension (PAH), a rare disease characterized by high blood pressure in the arteries of the lungs. Further detail on the terms of the Chiesi Agreement, including the financial arrangements are included in Note 5 to our Financial Statements (“Collaboration Agreements”).

Strategic alliances with government organizations and foundations

Defense Advanced Research Projects Agency (DARPA)

In October 2013, DARPA awarded Moderna up to approximately $24.6 million under Agreement No. W911NF-13-1-0417 to research and develop potential mRNA medicines as a part of DARPA’s Autonomous Diagnostics to Enable Prevention and Therapeutics, or ADEPT, program, which is focused on assisting with the development of technologies to rapidly identify and respond to threats posed by natural and engineered diseases and toxins. As of December 31, 2020, $19.7 million of the award amount has been funded. This award followed an initial award from DARPA of approximately $1.4 million given in March 2013 under Agreement No. W31P4Q-13-1-0007. The DARPA awards have been deployed primarily in support of our vaccine and antibody programs to protect against Chikungunya infection.

In September 2020, we entered into an agreement with DARPA for an award of up to $56.4 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing vaccines and therapeutics. As of September 30, 2020, the committed funding was $5.0 million, with an additional $51.4 million available under Agreement No. HR0011-20-9-0118 if DARPA exercises additional contract options.

Biomedical Advanced Research and Development Authority (BARDA)

In September 2016, we received an award of up to approximately $125.8 million under Agreement No. HHSO100201600029C from BARDA, a component of the Office of the Assistant Secretary for Preparedness and Response (ASPR), within the U.S. Department of Health and Human Services (HHS), to help fund our Zika vaccine program. Under the terms of the agreement with BARDA, an initial base award of approximately $8.2 million supported toxicology studies, a Phase 1 clinical trial, and associated manufacturing activities. Additionally, four contract options were awarded under the agreement with BARDA. Three out of four of these options have been exercised, bringing the total current award to approximately $117.3 million to support an additional Phase 1 study of an improved Zika vaccine candidate, Phase 2 and Phase 3 clinical studies, as well as large-scale manufacturing for the Zika vaccine.

In April 2020, we entered into an agreement with BARDA for an award of up to $483.3 million to accelerate development of mRNA-1273, our COVID-19 vaccine. In July 2020, we amended our agreement with BARDA to provide for an additional commitment of up to $471.6 million to support late-stage clinical development of mRNA-1273, including the execution of a 30,000 participant Phase 3 study in the U.S. The amendment increased the maximum award from BARDA from $483.3 million to $954.9 million. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure. All contract options have been exercised. As of December 31, 2020, the remaining available funding net of revenue earned was $444.3 million.

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

INTELLECTUAL PROPERTY
Our patent estate and approach, a strategic asset
Since our inception, we have considered the creation and building of our intellectual property, or IP, portfolio as a critical part of our mission. In a relatively short amount of time, we have built a significant patent estate that includes over 600 world-wide pending patent applications and over 270 issued or allowed U.S. and foreign patents covering key components of our proprietary platform technology, investigational medicines, and development candidates. The figure below shows our internally developed estate and indicates the number of patents approved since 2010.

We regularly identify inventions and trade secrets as we surmount various challenges with our platform to create modalities. We seek to protect our proprietary position by, among other means, filing U.S. and certain foreign patent applications related to our platform, modality, and program inventions. Our company trade secrets and know-how are appropriately guarded to maintain our business advantage. We also seek to identify and obtain third party licenses where useful to maintain our advantageous IP position in the mRNA medicines field. We seek to obtain and maintain, and intend to strategically enforce, patents in appropriate jurisdictions for our platform technologies, modalities, and programs.
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
With respect to our IP estate, our solely-owned patent portfolio consists of more than 145 issued or allowed U.S. patents or patent applications and more than 125 granted or allowed patents in jurisdictions outside of the U.S. covering certain of our proprietary platform technology, inventions, and improvements, and covering key aspects of our clinical and most advanced development candidates. Additional patent applications are also pending that, in many cases, are counterparts to the foregoing U.S. and foreign patents.
Most of the patents and applications (if issued) in our portfolio have or will have expiry dates extending out to 2033 at the earliest and at least 2041-2042 for patents ultimately granting based on our more recently filed patent applications.
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
With respect to our platform, we have a portfolio that includes approximately 100 issued or allowed U.S. patents or patent applications, and approximately 220 granted foreign patents and pending foreign patent applications covering platform innovations that are directly related to the design, formulation and manufacturing of mRNA medicines.
For example, these patents and patent applications include claims directed to:

•mRNA chemistry imparting improved properties for vaccine and therapeutic uses;
•methods for mRNA sequence optimization to enhance the levels and fidelity of proteins expressed from our mRNA medicines;
•methods for identifying epitopes having superior suitability in cancer vaccine contexts;
•engineering elements tailored to enhance stability and the in vivo performance of mRNA medicines;
•proprietary lipid nanoparticle, or LNP, delivery systems, including novel lipid components designed for optimal expression of both therapeutic and vaccine mRNAs, in particular, prophylactic infectious disease and cancer vaccine mRNAs, intratumoral immuno-oncology therapeutics, local regenerative therapeutics, systemic secreted therapeutics, and systemic intracellular therapeutics; and
•innovative processes for the manufacture and analysis of mRNA drug substance and formulated drug product.

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
Our patent portfolio for our investigational medicines and development candidates features approximately 50 issued or scheduled-to-issue patents, with many additional pending applications in the U.S. and foreign jurisdictions directed to our development candidates.

Prophylactic vaccines

For programs within our prophylactic vaccines modality, we typically pursue patent protection featuring composition of matter and method of use claims. Our global patent protection strategy may vary based on the unique geographic prevalence of various infectious diseases.

We have filed several patent applications covering our COVID-19 vaccine. Claims covering our COVID-19 vaccine compositions and methods of vaccinating subjects against SARS-CoV-2 infection with lipid nanoparticle-encapsulated mRNA encoding prefusion-stabilized Spike protein antigen are featured in a patent family that includes a pending PCT application, two pending U.S. patent applications, 7 pending U.S. provisional patent applications, and foreign patent applications filed in Argentina and Taiwan. Priority dates for these applications span a period from late January through late May 2020. The U.S. government has rights in certain of the foregoing patent applications. Issued U.S. Patent No. 10,702,600 includes claims to lipid nanoparticle-encapsulated mRNA encoding betacoronavirus spike protein. Claims to methods of using such compositions to elicit an immune response in subjects are featured an allowed and soon to be issued U.S. patent application featured. Corresponding vaccine composition and method of use claims are also featured in a pending European patent application. These patents and applications enjoy an October 2015 priority date.

Further coverage for our COVID-19 vaccine and many of our other prophylactic vaccines is found in a broad, infectious disease vaccine patent family featuring claims to lipid nanoparticle-encapsulated mRNAs encoding infectious disease antigens and methods using such compositions for vaccination. This patent family includes two issued U.S. patents, two pending U.S. patent applications and pending patent applications in Europe, Canada, Australia, Brazil, China, Hong Kong, India, Japan, Russia, and Singapore. Issued U.S. Patent Nos. 10,022,435 and 10,709,779 feature claims directed to methods of vaccinating subjects against infection with lipid nanoparticle-encapsulated mRNAs encoding infectious disease antigens.

Patent coverage for our human CMV vaccine, which includes mRNAs encoding several surface glycoproteins of the CMV virus, can be found in pending applications in Australia, Canada, Europe and Japan. In the United States, our CMV vaccine is covered in a pending U.S. patent application and in issued U.S. Patent Nos. 10,064,935, 10,383,937 and 10,716,846. Three provisional patent applications and a pending PCT application feature claims to clinical formulations of our CMV vaccine and methods of use.

Patent applications directed to our hMPV/PIV3 vaccine are pending in the United States, Europe and Hong Kong. Four U.S. patents have issued featuring hMPV/PIV3 vaccines with U.S. Patent No. 10,064,934 having claims covering LNP-encapsulated mRNA vaccines that encode the PIV3 and hMPV fusion proteins, U.S. Patent No. 10,272,150 having claims covering administration methods for these LNP-encapsulated mRNA vaccines, U.S. Patent No. 10,543,269 having claims covering vaccines that include HMPV-encoding mRNA formulated in LNPs, and U.S. Patent No. 10,702,599 having claims covering vaccines that include PIV3-encoding mRNA formulated in LNPs. A pending provisional patent application features claims to clinical aspects of our hMPV/PIV3 vaccine.

Our Zika mRNA vaccine is covered in a series of patent families directed to mosquito-borne viruses. These patent families include three issued U.S. Patents that cover our Zika vaccines, U.S. Patent Nos. 10,124,055, 10,449,244 and 10,653,767, several pending U.S. patent applications, one of which is recently allowed and soon to be issued as a U.S. patent, and several pending European and Hong Kong patent applications.

We filed patent applications in several jurisdictions covering RSV vaccines. At least two U.S. and two European patent applications are pending, as are applications in several African, Asian, European, Middle Eastern, South American, and other jurisdictions. Also pending is a provisional application featuring our pediatric RSV vaccine.

A pending provisional patent application includes claims covering our vaccine program for the prevention of human infection with seasonal influenza virus. The program also is protected by the broad, infectious disease vaccine patent family described above, in particular, issued U.S. Patent No. 9,872,900 having claims to HA-encoding mRNA vaccine compositions.

One of our earliest investigational medicines in the infectious disease pipeline, a vaccine containing mRNA encoding the H7 HA antigen for the prevention of infection with the influenza H7N9 avian influenza A virus is also protected by the broad, infectious disease vaccine patent family described above. In particular, issued U.S. Patent No. 9,872,900 includes claims to H7 mRNA vaccine compositions.

Pending patent applications in the United States, Australia, Canada, Europe, and Japan include claims covering our EBV vaccine and methods of use.

Pending patent applications in the United States and Europe include claims covering our Nipah vaccine and methods of use.

Cancer vaccines

Composition of matter and method claims also protect programs within our cancer vaccines modality. Proprietary methods around the making and therapeutic use of our PCVs and resulting vaccine compositions are described and claimed in four pending U.S. patent applications, a pending PCT application, four pending European patent applications, three pending patent applications in each of Australia, Canada, and Japan, and one or two pending patent applications in each of India, South Korea, New Zealand, Russia, Singapore and South Africa. These applications also relate to various vaccine design formats, in particular, polyepitopic vaccine formats, and methods of treating cancer with such personalized cancer vaccines. We also possess substantial know-how and trade secrets relating to the development and commercialization of our cancer vaccine programs, including related manufacturing process and technology.

Likewise, our KRAS antigen cancer vaccine and methods of treating cancer featuring such vaccines are covered in issued U.S. Patent No. 10,881,730, which includes claims to lipid nanoparticle-encapsulated mRNA encoding mutant KRAS antigens, and in a pending U.S. patent application and pending applications in Australia, Canada, Europe, and Japan, as well as in several other European, South American, Asian and Middle Eastern jurisdictions.

Intratumoral immuno-oncology

To protect programs within our intratumoral immuno-oncology modality, we have filed numerous patent applications featuring claims to mRNAs encoding immune-stimulatory proteins and methods of treating cancer using such compositions.

Three of our immuno-oncology programs are designed to be administered intratumorally to alter the tumor microenvironment in favor of mounting an immune response against tumors. Our OX40L mRNA program and our mRNA program that includes mRNAs that encode OX40L, IL-23 and IL-36γ are covered by eight issued U.S. patents, U.S. Patent Nos. 10,143,723, 10,172,808, 10,285,950, 10,322,090, 10,322,191, 10,379,767, 10,383,951 and 10,406,113, by several pending U.S. patent applications, two of which are allowed and soon to issue, and by several pending patent applications in foreign jurisdictions including European, Asian, South American and other jurisdictions. These applications feature claims to the mRNA therapeutics as compositions of matter, formulations that include such mRNAs and methods of reducing tumors and treating cancer featuring these development candidates. Similar claims cover our IL-12 development candidate which can be found in issued U.S. Patent No. 10,646,549, and in pending patent applications in the United States, Australia, Canada, China, Europe and Japan, as well as several other jurisdictions in Asia, South America and the Middle East.

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

Systemic intracellular therapeutics

Within our systemic intracellular therapeutics modality, we have four programs featuring expression of intracellular enzymes for the treatment of rare diseases. For our rare disease programs, we generally pursue patent protection featuring composition of matter and method of use claims, for example, pharmaceutical composition and method of treatment claims. Our most advanced rare disease development candidate, MMA, is covered by a patent family that includes two issued U.S. Patents, U.S. Patent No. 10,406,112 and U.S. Patent No. 10,426,738, two pending U.S. patent applications, a pending PCT patent application, and foreign patent applications filed in Australia, Canada, Japan, Europe and the Middle East.

For our PA development candidate, we have patent applications pending in the United States, Canada, Europe, and Japan which cover mRNA encoding the alpha and beta subunits of the enzyme propionyl-CoA carboxylase (PCCA and PCCB, respectively), for the treatment of PA.

For our PKU development candidate, we have a pending PCT and a pending provisional patent application covering mRNA encoding phenylalanine hydroxylase, or PAH, for the treatment of PKU.

For our Glycogen Storage Disorder, Type 1a (GSD1a) development candidate, we have 2 pending PCT and 2 pending provisional patent applications covering mRNA encoding glucose 6-phosphatase (G6Pase) for the treatment of this disorder.

Any U.S. and foreign patents that may issue from these four patent families would be expected to expire in 2036 for the earliest of the MMA patents and 2038-2041 for the remaining MMA, PA, PKU and GSD1a patents, excluding any patent term adjustments and any patent term extensions.

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

Systemic secreted and cell-surface therapeutics

Our systemic secreted and cell-surface therapeutics modality features programs directed to expression of secreted or cell-surface proteins including antibodies, circulating modulation factors, secreted enzymes and transmembrane proteins. Our mRNA-encoded antibody against Chikungunya virus reported positive interim Phase 1 results in clinical trials and utilizes the same lipid nanoparticle (LNP) formulation being advanced for our MMA program and other rare disease programs. Patent protection for mRNA-encoded antibody against Chikungunya virus is being sought by way of a pending U.S. and European patent applications, in which we share joint ownership rights.

Our Relaxin development candidate is covered by several pending foreign patent applications outside the United States, for example, in several Asian, European, Middle Eastern, South American and other jurisdictions, and by a pending U.S. application and by issued U.S. Patent No. 10,730,924.

Our PD-L1 and IL-2 development candidates are covered in three recently filed U.S. provisional patent applications.

Trademarks

Our registered trademark portfolio currently contains at least 125 registered trademarks, consisting of at least 10 registrations in the United States and approximately 115 registrations in Australia, Canada, China, the EU, Japan, Singapore, Sweden, and under the Madrid Protocol. In addition, we have other pending trademark applications, consisting of trademark applications in the United States, Australia, Canada, China, the EU, Japan, Singapore, and under the Madrid Protocol.

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

EMPLOYEES

We had approximately 1,300 full-time employees as of December 31, 2020, representing a 59% increase over our 830 full-time employees as of the end of the prior year. Of our total full-time employees as of December 31, 2020, nearly 600 joined us during the course of the year. This growth in our employee base has largely been as a result of developments related to our COVID-19 vaccine. We have undertaken significant hiring of employees to facilitate manufacturing of the vaccine, in addition to building out our commercial and regulatory organizations, as well as other functions, to support this roll-out. As part of this expansion, we have also increased our hiring outside the United States during 2020, and at year-end we had employees in Switzerland, the United Kingdom, Canada and Spain. Much of this hiring has been of talent with experience at other pharmaceutical companies as we seek to build out our commercial and regulatory capabilities, particularly at more senior levels of the company. We have also continued to hire talent to support our research and clinical capabilities across the rest of our pipeline, unrelated to our COVID-19 vaccine.

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with experience in the biotechnology and pharmaceutical sectors. Our workforce is highly educated, and as of December 31, 2020, 51% of our employees hold Ph.D., M.D., J.D., or Master’s degrees. Among our employees, 46% are female and 54% are male. Among our leadership (which we define as employees at the vice president level and above), as of December 31, 2020, approximately 37% are female, an increase from 35% in the prior year. 35% of our U.S. employees identify as racially or ethnically diverse as of December 31, 2020, an increase from 32% in the prior year. In 2020, we expanded our emphasis on belonging, inclusion & diversity, creating a Conscious Inclusion education series for senior leaders, conducting several internal seminars, panels, and discussions on inclusion, launching a new employee resource group in support of our Black and African American employees, and adding a full-time senior-level role focused on belonging, equity, inclusion and diversity.

To help promote alignment between our employees and our shareholders, all employees participate in our equity programs through the receipt of new hire and annual equity grants, and the percentage of equity as a component of overall pay mix increases with seniority. We believe that in addition to incentivizing growth that leads to shareholder value, broad eligibility for our equity programs helps promote employee retention as these awards generally vest over a four-year period.

In response to the COVID-19 pandemic, we undertook several initiatives to ensure the safety of our workforce and continuity of our operations. We created a Response Team that was responsible for implementing safety measures testing at our Cambridge and Norwood sites. This included regular COVID-19 testing, temperature and health screening as well as implementing digital tools to facilitate contact tracing and providing personal protective equipment (PPE). Throughout the pandemic, much of our workforce has worked remotely, wherever possible. We also implemented remote hiring and onboarding programs to facilitate significant hiring during 2020 in a remote work environment. In December 2020, following the receipt of an Emergency Use Authorization from the FDA for our COVID-19 vaccine, we made the vaccine available to our employees and adult members of their households to help ensure continuity of our operations due to the critical nature of our production of the vaccine.

None of our employees is represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us, other than a small number of employees in Spain who are covered by collective bargaining agreements governing certain benefits. We consider our employee relations to be good.

We believe that our employees are highly engaged, and we and our employees have been recognized by surveys conducted by external groups. Science magazine ranked us as a top employer for each of the last six years. We measure employee engagement through a vendor-supplied engagement software, using validated external benchmarks to track quarter-over-quarter employee engagement factors.

Our approach to attracting and retaining talent
We are committed to ensuring that our employees find that their careers at Moderna are filled with purpose, growth and fulfillment. We believe that a career at Moderna provides opportunity for:
•Impact: Our people will have the opportunity to do work that is unparalleled in terms of its innovation and scope of impact on people’s lives.
•Growth: For the intellectually curious, we provide incredible opportunities for growth. We invest in the development of our people as scientists and as leaders.
•Wellness: We are committed to the health and wellbeing of our employees and their families by providing family friendly benefits and opportunities to be healthy.
•Inclusive environment: We believe in the benefits of bringing together a diverse set of perspectives and backgrounds, and creating an environment where differences are celebrated and leveraged.
•Compelling rewards: To attract and retain the best talent, we provide competitive rewards that help to drive groundbreaking work and allow employees to share in the value we will create together, including through our equity programs.

Our approach to training our employees
We have established a structured training curriculum for our employees called Moderna University and have a full-time team dedicated to developing the curriculum and conducting activities for Moderna University. The objective of Moderna University is for every employee to be deeply familiar with our core technology and able to learn about technologies that might further enable our science. In addition, Moderna University is also focused on creating strong leaders through management and leadership training. There are four core areas within Moderna University including:

•Professional development: Includes on-site training programs for our employees including for example, leadership, tools to improve interpersonal communication, and project management.
•Digital learning library: We have built an online library of videos of a variety of scientific material that our employees can access flexibly. This content includes:
◦Presentations by external speakers to scientific seminars conducted in-house;
◦Scientific courses at external universities; and
◦Peer-to-peer video series in which in-house experts provide an introductory view of complex topics they tackle within their teams.
•Learning management system: We have deployed a digital system to track and administer training programs for each of our employees. Training content is developed digitally and offered to our employees.
•New hire orientation: This program is designed to onboard all new employees. During this training program, new employees meet with the management team and senior functional leaders to learn about the Company and functional activities.

To further develop and retain our workforce, we conduct periodic talent reviews that identify key talent within the organization. We use that data to inform specific development opportunities for key current and potential future leaders, and to support our periodic succession planning activities for key roles. These steps together ensure we have a robust understanding of our workforce and a talent pipeline to grow future leaders.

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
We face significant competition in the market for our COVID-19 vaccine, particularly from established pharmaceutical companies with longer operating histories and significant experience in producing and marketing pharmaceutical products. Competition for the sale of our COVID-19 vaccine can be impacted by a number of factors, including: the efficacy of our vaccine in preventing COVID-19 (particularly in the prevention of severe cases of COVID-19); the ability of our vaccine, or future iterations of the vaccine, to protect effectively against variants of the SARS-CoV-2 virus; perceptions of the efficacy of our vaccine; concerns about potential side effects from the vaccine, its safety or tolerability; the novelty of mRNA-based technology; storage and handling conditions for our vaccine and the ease or difficulty with which it can be distributed; and the fact that our COVID-19 vaccine requires two doses, whereas certain competitors’ vaccines may only require a single dose. The competitiveness of our COVID-19 vaccine in the future may also depend upon whether we are successful in efforts to combine this with other vaccines, like seasonal flu, and whether our competitors are successful in these efforts. Our competitive positioning may also be affected by the fact that we do not have as long a history of producing pharmaceutical products or existing commercial relationships compared to certain of our competitors.

We compete in the segment of pharmaceutical and biotechnology industries. There are additional companies that are working on mRNA medicines, some of which have reached commercialization. Companies with mRNA programs include BioNTech (which has partnered with Pfizer for the production and commercialization of a COVID-19 vaccine) and CureVac (which also is developing a COVID-19 vaccine). Other competitors include eTheRNA Immunotherapies and Translate Bio and those with preclinical programs include Arcturus Therapeutics, Ethris, Genevant Sciences, Stemirna Therapeutics and GlaxoSmithKline. We also compete against other pharmaceutical companies in the market for COVID-19 vaccines that do not utilize mRNA-based technologies, including AstraZeneca and Johnson & Johnson, among others.

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
Our investigational medicines and any future investigational medicines must be approved by the FDA through a biologics license application, or BLA, or new drug application, NDA process before they may be legally marketed in the United States. The process generally involves the following:

•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a BLA or an NDA;
•a determination by the FDA within 60 days of its receipt of a BLA or an NDA to accept the filing for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic or drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic or drug’s identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites that generated the data in support of the BLA or NDA;
•payment of user fees for FDA review of the BLA or NDA; and
•FDA review and approval of the BLA or NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic or drug in the United States.

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
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the product candidate.
•Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product, and provide an adequate basis for product labeling.

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
Emergency Use Authorization (EUA)

The Secretary of Health and Human Services may authorize unapproved medical products, including vaccines, to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of and the FDA Commissioner may issue EUAs for the use of specific products based on criteria established by the FDCA, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA is subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. FDA may revoke an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization, so it is not possible to predict how long an EUA may remain in place.

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
The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the Regulation, through an independent audit, currently expected to occur in December 2021. It will overhaul the current system of approvals for clinical studies in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), aims at simplifying and streamlining the approval of clinical studies in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

Pediatric investigation plan
An application for marketing authorization of a medicinal product for human use which is not yet authorized in the EU shall be considered valid only if it includes a Pediatric Investigational Plan, or PIP, according to Regulation (EC) No. 1901/2006 unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP or the application for waiver shall be submitted with a request for agreement, except in duly justified cases, early during the product development phase and not later than upon completion of the human pharmacokinetic studies in healthy subjects. The end of Phase 1 pharmacokinetic studies can coincide with the initial tolerability studies, or the initiation of the adult Phase 2 studies (proof-of-concept studies); in any case, submission of the PIP cannot be after initiation of pivotal trials or confirmatory (Phase 3) trials.

The Pediatric Committee, a scientific committee established at the Community level, shall assess the content of any PIP, waivers, and deferrals for a medicinal product submitted to it in accordance with the regulation on medicinal products for pediatric use and formulate an opinion thereon.

European drug review and approval

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
National Marketing Authorizations, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National Marketing Authorization can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National Marketing Authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the

Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the marketing authorization is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, in relation to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.
European exclusivity
In the EEA, new innovative products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon the grant of a marketing authorization. During the period of data exclusivity generic or biosimilar applicants may not reference the innovator’s preclinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European orphan designation and exclusivity
In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU community, or where it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development, and in each case for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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
Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, however this ended on December 31, 2020. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

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

Other healthcare laws
Healthcare providers, physicians, and third party payors, including governmental payors such as Medicare and Medicaid,will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers, and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•The Anti-Kickback Statute, or AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug or any other good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.
•The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our product and any future investigational medicines, are subject to scrutiny under this law.
•Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, the (ACA), imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
•Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor impose a variety of obligations on. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances. Such data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, a new California privacy law, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While clinical trial data and information governed by HIPAA are currently exempt from the current versions of the CCPA and CPRA, other personal information may be applicable and possible changes to the CCPA and CPRA may broaden its scope.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, and the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, or further amended, particularly given the new administration. We cannot predict what effect further changes to the ACA would have on our business.
Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.
•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the federal government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the federal government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Additionally, the previous administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Our website, www.modernatx.com including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog; as well as our social media channels: Facebook, www.facebook.com/modernatx; Twitter, www.twitter.com/modernatx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. The information on our website and that we disclose through social media channels is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements”.

Risks related to COVID-19 and our development of mRNA-1273, our vaccine against the SARS-CoV-2 virus

While we have received Emergency Use Authorization from the U.S. Food and Drug Administration and other provisional, interim or conditional authorizations from regulatory authorities outside the United States for our COVID-19 vaccine (mRNA-1273), we may encounter difficulties producing or successfully commercializing the vaccine consistent with our existing or potential contractual obligations.

In response to the global pandemic caused by SARS-CoV-2, we are pursuing the rapid manufacture and continued clinical testing of our COVID-19 vaccine (mRNA-1273). While we have received an Emergency Use Authorization (EUA), from the U.S. FDA and other authorizations for the distribution of our COVID-19 vaccine from regulatory authorities outside the United States (including Canada, the UK, the EU, Switzerland, Qatar, Israel and Singapore), we may encounter difficulties producing the vaccine on the timelines and in the quantities set forth in our existing supply agreements, and those potential difficulties could also prevent us from successfully signing or performing under future supply agreements for the COVID-19 vaccine. Our ability to commercialize an effective vaccine depends on the success of our manufacturing capability, both at our own manufacturing facility, and those of our manufacturing partners, which we rapidly scaled in response to the pandemic and in parallel with our development and clinical testing of our vaccine. We are also committing substantial financial resources and personnel to the development, manufacture and distribution of our COVID-19 vaccine, including to support the scale-up of manufacturing to enable our pandemic response, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources—including managerial and financial resources—to a global health threat against which our vaccine may not be fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, notwithstanding our entry into supply agreements for the COVID-19 vaccine with the U.S. and foreign governments, there are no assurances that our vaccine will be approved for distribution and commercial use in all countries covered by such supply agreements.

Although we have a dedicated manufacturing facility, we do not have sufficient manufacturing infrastructure to support a global roll-out of the COVID-19 vaccine on our own. For example, we have entered into a strategic collaboration with Lonza Ltd. to enable increased production of our COVID-19 vaccine. We have also entered into a collaboration with Catalent, Inc. for large-scale, commercial fill-finish manufacturing of our COVID-19 vaccine in the United States, and a collaboration with Laboratorios Farmacéuticos Rovi, S.A., or ROVI, and Recipharm for large-scale, commercial fill-finish manufacturing of mRNA-1273, for supply to markets outside of the U.S. from ROVI’s facilities in Spain, and Recipharm’s facilities in France. We have engaged other collaborators, and may need to engage others in the future, including contract manufacturing organizations, government and non-government organizations, and other funding and manufacturing sources, to assist in meeting our capacity needs in support of our global roll-out. Prior to 2020, we have not previously ramped our organization for a commercial launch of any product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges such as distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills worldwide. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for our COVID-19 vaccine. We may be unable to effectively create a supply chain for the vaccine that will adequately support demand as we are reliant on our third-party collaborators being able to fulfill demand. Any capacity issues or delays experienced by any of our third-party collaborators may result in us not being able to meet certain product volume or delivery timing obligations under our supply agreements for the COVID-19 vaccine. Furthermore, we will encounter significant additional capital requirements as we continue to expand our commercial launch efforts. While our collaboration with BARDA and revenue from customer contracts will help us meet these capital requirements, additional investment, whether from our own capital resources or through collaborations with others, will be necessary. We cannot guarantee that any of these new challenges and requirements will be met in a timely manner or at all.

In addition, another party may ultimately be successful in producing a more efficacious vaccine or other treatment for COVID-19. In particular, given the widespread media attention on the current pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as fast as possible, including by AstraZeneca, GlaxoSmithKline/Sanofi, Johnson & Johnson, Novavax and Pfizer/BioNTech. The Pfizer/BioNTech vaccine has also received an EUA in the United States and other territories (including the EU and UK), and other vaccines, including the AstraZeneca vaccine, have been authorized elsewhere.

Those other entities may develop COVID-19 vaccines that, as compared to mRNA-1273 or any other COVID-19 vaccine that we may develop, are more effective, become the standard of care, have broader market acceptance, are safer or have fewer or less severe side effects, are more convenient, are developed at a lower cost, or may be more successfully commercialized. Many of these other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate development and commercialization of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can fully expand our commercialization capabilities.

The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our COVID-19 vaccine commercialization effort. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We are devoting significant resources to the scale-up, development and commercialization of our COVID-19 vaccine, including for use by the U.S. government and other global governmental and commercial partners.

We continue to work toward the large-scale technical development, manufacturing scale-up in several countries and larger scale deployment of our COVID-19 vaccine. The number of doses of this vaccine that we are able to produce and distribute is dependent on our ability, and the ability of our contract manufacturers, to successfully and rapidly scale up manufacturing capacity. To support the scale-up, we have expended and will need to continue to expend significant resources and capital. We may need to, or we may be required by the federal government to, divert resources and capital from our other programs. We may also seek and secure significant additional funding through contractual arrangements and collaborations with third parties. We may be unable to enter into such arrangements on favorable terms, or at all, which would adversely affect our ability to develop, manufacture and distribute the COVID-19 vaccine.

As part of this effort, we have a commitment from BARDA to fund up to $954.9 million to enable the initiation of and support the planning and execution of Phase 2 and Phase 3 clinical trials of mRNA-1273 under our own IND, as well as the scale-up of mRNA-1273 manufacture in 2020 to enable our pandemic response. To the extent our funding collaborators have discretion over the distribution of funding commitments, we may not ultimately receive the full amount of committed funds and could be exposed to urgent needs for additional funding to support our manufacturing activities. Our funding collaborators may also impose restrictions on or mandate input as to our conduct of clinical trials, manufacturing activities or distribution activities, which may cause delays in the event of disagreement.

We have entered into, and plan to continue entering into, supply agreements for the COVID-19 vaccine that include cash deposits from the purchasers. In the event we are unable to successfully obtain regulatory authorization or approval for the commercialization of the vaccine in the relevant jurisdictions, or we fail to meet certain product volume or delivery timing obligations under our supply agreements, we may be required to refund significant portions of the deposits, which could have a material and adverse effect on our financial condition.

We have already incurred expenses in connection with the distribution of our COVID-19 vaccine, and these expenses could increase over time. Such expenses include the cost of implementing pharmacovigilance to collect, analyze and monitor safety data and to identify and evaluate adverse reactions to our COVID-19 vaccine as it is administered in jurisdictions around the globe.

In addition, since we have received an EUA for the COVID-19 vaccine and have commenced commercialization activities, we have a widely used vaccine in circulation in the United States and other countries prior to our receipt of full marketing approval. This is also the case in other countries, such as the UK, where a form of emergency or conditional approval has been granted, but not a full marketing approval. Unexpected safety issues, including any that we have not yet observed in our Phase 1, 2 or 3 clinical trials for the COVID-19 vaccine, could lead to significant reputational damage for Moderna and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

The positive efficacy and safety data from the ongoing clinical studies of our COVID-19 vaccine and the EUA granted by the FDA may not be predictive of the final results of the clinical trials, which is one of a number of factors that may delay or prevent us from receiving full regulatory approval of our vaccine.

The positive efficacy and safety data we have announced from the ongoing studies of our COVID-19 vaccine are based on analyses of those studies to date, and while the efficacy assessment is now considered final, efficacy, effectiveness, safety, and immunogenicity data continue to accumulate. Further results from the ongoing studies for mRNA-1273, as well as the experience of the millions of individuals who have been vaccinated with mRNA-1273, could show diminished immunogenicity, or protection, as compared to the results released to date as efficacy and antibody persistence may wane over time. Additionally, we may observe new, more frequent or adverse events of greater severity in subjects participating in these ongoing clinical studies or among those individuals who have been vaccinated with mRNA-1273. In addition, the interpretation of the data from our clinical trials of mRNA-1273 by the FDA and other regulatory agencies may differ from our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses.

The assays being used to estimate the effectiveness of vaccine candidates being developed to prevent COVID-19 have only recently been developed and are continuing to evolve. Validation reports for these assays have been submitted for review to regulatory agencies. Results obtained in clinical studies of mRNA-1273 with subsequent versions of these assays may be less positive than the results we have obtained to date. Moreover, the samples of convalescent sera, or blood samples from people who have recovered from COVID-19, used to benchmark the level of antibodies produced by subjects receiving mRNA-1273 in clinical studies, have been taken from a small number of people and may not be representative of the antibody levels in a broader population of people who have recovered from COVID-19, particularly as variant strains have begun to emerge. The future results in clinical studies of mRNA-1273 may not be as positive when compared to the antibody levels in other samples of convalescent sera. Various preclinical animal studies of mRNA-1273 are ongoing, including preclinical studies in non-human primates. If safety data observed in these preclinical studies are inconsistent with safety data from clinical studies, we may be required to conduct additional studies of mRNA-1273. Any of these factors could delay or prevent us from receiving regulatory approval of mRNA-1273, including a biologics license application, or BLA, apart from the EUA by the FDA in the United States and related authorizations in other jurisdictions, and there can be no assurance that mRNA-1273 will be otherwise approved in a timely manner, if at all.

We may be unsuccessful in adapting our COVID-19 vaccine (mRNA-1273) or developing future versions of our COVID-19 vaccine to protect against variants of the SARS-CoV-2 virus and a market for vaccines against these variants may not develop.

Our current COVID-19 vaccine (mRNA-1273) was developed based upon the genetic sequence of the SARS-CoV-2 virus that was first detected in Wuhan, China. As the pandemic has continued, the SARS-CoV-2 virus continues to evolve, and new strains of the virus or those that are already in circulation may prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date. There is a risk that mRNA-1273 will not be as effective in protecting against variant strains of the SARS-CoV-2 virus expressing variants of the spike protein, particularly strains with mutations in the receptor binding domain and N-terminal domain. Although we have shown comparable neutralization titers with the majority of variants that we have tested (including the B.1.1.7 strain, which was first detected in the United Kingdom), we did see a 6.4-fold reduction in neutralization titers in the B.1.351 strain (first detected in South Africa). The ultimate impact to protection against this variant remains unknown, but we are actively working to mitigate this risk by beginning non-clinical investigations into the immunogenicity of a modification to mRNA-1273, designed to reflect the mutations of the B.1.351 variant. However, these efforts may be unsuccessful, and failure to adapt our vaccine to this or other variants of the SARS-CoV-2 virus could lead to significant reputational harm, in addition to adversely affecting our financial results. It is also possible that we may expend significant resources adapting our COVID-19 vaccine to protect against variants of the SARS-CoV-2 virus, but that a market for this adapted vaccine does not develop or demand does not align with our projections or cost expenditures.

The regulatory pathway for mRNA-1273 is continually evolving, and may result in unexpected or unforeseen challenges.

To date, our COVID-19 vaccine has moved rapidly through the FDA regulatory review and EUA process, as well as the review and authorization process in a number of other jurisdictions, including the UK and EU. The speed at which all parties are acting to create and test many therapeutics and vaccines for COVID-19 is atypical, and evolving or changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 and how the disease affects the human body, and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals for our COVID vaccine. We cannot anticipate or predict with certainty the timelines or regulatory processes that may be required for the authorization or approval of updated versions of our COVID-19 vaccine, or vaccines that may be developed to fight against variants of the SARS-CoV-2 virus.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Although we have been granted an EUA by the FDA for our COVID-19 vaccine (specifically mRNA-1273), the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long the EUA will remain in place. Such revocation could adversely impact our business in a variety of ways, including if mRNA-1273 is not yet approved by the FDA pursuant to a BLA, as we and our manufacturing partners have invested in the supply chain to provide mRNA-1273 under the EUA.

Similarly, the European Medicines Agency (EMA) has granted a conditional marketing authorization for mRNA-1273. The EMA has the authority to grant a conditional marketing authorization in a public health emergency, on the basis of less comprehensive clinical data than normally required, but where the benefit of immediate availability of the product outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization is a formal marketing authorization of the vaccine and covers all batches produced for the EU, however we are obliged to provide certain additional information and data by specified timelines, as conditions of the authorization and the EMA can take regulatory action if we do not comply with such conditions. Conditional marketing authorizations are valid for one year and can be renewed annually, however there is a risk that the EMA may decide not to renew our conditional authorization. If new data emerges that shows the benefits of our vaccine do not continue to outweigh its risks, the EMA can suspend or revoke our authorization. Similar authorizations that we have received for mRNA-1273, including those in the UK and Canada, are temporary, emergency authorizations that could similarly be revoked if the conditions for granting the authorization no longer apply. Any such revocation of the temporary authorization to distribute mRNA-1273, without receiving final approval to distribute the vaccine, could adversely impact our ability to realize the full financial benefit of our existing or future supply agreements.

Our ability to produce a successful vaccine and deliver it to customers may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to our COVID-19 vaccine, limiting our economic prospects. In the U.S., the Defense Production Act of 1950, as amended (the “Defense Production Act”), gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or economic opportunities with respect to our COVID-19 vaccine. Our current and potential third-party service providers may be impacted by government entities potentially invoking the Defense Production Act or other potential restrictions to all or a portion of services they might otherwise offer. As of January 21, 2021, President Biden has stated his intent to use the Defense Production Act to maximize the manufacture of vaccine and vaccine supplies, and that this effort will prioritize supplies that could cause bottlenecks including glass vials, stoppers, syringes, needles and the fill and finish capacity to package vaccine into vials.

Government entities imposing restrictions or limitations on our third-party service providers may require us to obtain alternative service sources for our COVID-19 vaccine or our vaccine candidates. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of our COVID-19 vaccine and our vaccine candidates, increased expenses, and delays in distribution or commercialization of our COVID-19 vaccine, or, when and if approved, our vaccine candidates.

In addition, our supply contracts with the U.S. government for our COVID-19 vaccine contain certain restrictions on our ability to export vaccine that is produced from our U.S.-dedicated supply chain to serve markets outside the U.S. prior to satisfying our delivery obligations to the U.S. government. Furthermore, governments have threatened to block or limit the export of COVID-19 vaccines manufactured in their territories in instances where the manufacturers have been delayed or have not fully satisfied their delivery obligations to those governments. Governments of the jurisdictions in which we or our contract manufacturing partners produce our COVID-19 vaccine may impose export restrictions, prohibiting us from delivering orders of our COVID-19 vaccine to customers in other jurisdictions. Such restrictions may also delay or prevent production of the vaccine. The imposition of export controls could severely and adversely impact our manufacturing activities, commercial activities and financial results.

In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders will create challenges and potential delays in our development and production activities and may necessitate that we pursue strategies to develop and produce our vaccines and vaccine candidates within self-contained national or international borders, at potentially much greater expense and with longer timeframes for public distribution.

Certain aspects of our business may be adversely affected by the ongoing coronavirus pandemic.

The extent to which the COVID-19 pandemic impacts our business and operating results will depend in part on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including potential variants of SARS-CoV-2, and the actions taken to contain COVID-19 or treat its impact, among others.

The spread of COVID-19 has resulted in the delay and interruption of certain of our business operations. Many of our clinical trials have been affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed (or continue to be paused or delayed) due to changes in hospital or university policies, federal, state or local regulations or restrictions, prioritization of hospital resources toward pandemic efforts, travel restrictions, concerns for patient safety in a pandemic environment, or other reasons related to the pandemic. More specifically, as previously disclosed, certain of our clinical trials have been adversely affected, resulting in paused enrollment or delayed site initiations. As COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) have been implemented in many countries, and may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, including due to facility access restrictions or from an outbreak in a facility, we risk manufacturing delays, or default and/or nonperformance under existing agreements.

Infections and deaths related to the pandemic have disrupted and may continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay the review and/or approval by the FDA and other regulatory agencies with respect to, our clinical trials. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our development candidates.

We currently utilize third parties to, among other things, manufacture raw materials, components, parts, and consumables, perform quality testing and ship our products. For example, we rely on third-party manufacturers such as Lonza Ltd., Catalent Inc. and ROVI to enable larger scale manufacture and/or fill/finish capabilities for our mRNA vaccine (mRNA-1273) against the SARS-CoV-2 virus and others, such as McKesson, for shipping and distribution. We also manufacture our development candidates and investigational medicines and perform various services at our manufacturing facility. Certain of our third-party manufacturers and suppliers may pause their operations in response to the COVID-19 outbreak or otherwise encounter delays in providing their services. If either we or any third-party manufacturers or third parties in the supply chain for materials used in the production of our COVID-19 vaccine, development candidates or investigational medicines are adversely impacted by restrictions resulting from the COVID-19 outbreak, our supply chain may be disrupted, limiting our ability to manufacture our COVID-19 vaccine, as well as investigational medicines for our clinical trials, research and development operations and commercialization. In addition, delays and disruptions experienced by our strategic collaborators due to the COVID-19 outbreak could adversely impact the ability of such parties to fulfill their obligations, which could affect the clinical development or regulatory approvals of development candidates and investigational medicines under joint control.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business, including our ability to successfully commercialize our COVID-19 vaccine. Due to the pandemic, we may have difficulty meeting expectations with respect to commercial sales. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business, prospects, operating results and financial condition, and the value of our common stock.

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

mRNA drugs have only been authorized for emergency, or other provisional or conditional use for COVID-19, and there is no guarantee that any other mRNA drug will be granted an EUA or will be granted full approval in the future as a result of efforts by others or us. mRNA drug development has substantial clinical development and regulatory risks due to the novel nature of this new class of medicines.

Other than the EUA and other similar authorizations for COVID-19 vaccines, no mRNA medicines have been granted EUA or have been granted full approval to date by the FDA or other regulatory agencies. Successful discovery and development of other mRNA medicines by us or our strategic collaborators is highly uncertain and depends on numerous factors, many of which are beyond our or their control. We have made and will continue to make a series of business decisions and take calculated risks to advance our development efforts and pipeline, including those related to mRNA technology, delivery technology, and manufacturing processes, which may be shown to be incorrect based on further work by us, our strategic collaborators, or others. Although we have received an EUA from the FDA for mRNA-1273, there may never be products in which mRNA is the primary active ingredient approved outside the context of authorization for emergency use. Our mRNA investigational medicines that appear promising in the early phases of development may fail to advance, experience delays in the clinic, experience clinical holds, or fail to reach the market for many reasons, including:

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
•adverse effects in any one of our clinical programs or adverse effects relating to our mRNA, or our LNPs, may lead to delays in or termination of one or more of our programs;
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
•our improvements in the manufacturing processes for this new class of medicines and potential medicines may not be sufficient to satisfy the clinical or commercial demand of our investigational medicines or regulatory requirements for clinical trials;
•changes that we make to optimize our manufacturing, testing or formulating of cGMP materials could impact the safety, tolerability, and efficacy of our investigational medicines and development candidates;
•pricing or reimbursement issues or other factors that delay clinical trials or make any mRNA medicine uneconomical or noncompetitive with other therapies;
•failure to timely advance our programs or receive the necessary regulatory approvals or a delay in receiving such approvals, due to, among other reasons, slow or failure to complete enrollment in clinical trials, withdrawal by trial participants from trials, failure to achieve trial endpoints, additional time requirements for data analysis, data integrity issues, preparation of a BLA, or the equivalent application, discussions with the FDA or EMA, a regulatory request for additional nonclinical or clinical data, or safety formulation or manufacturing issues may lead to our inability to obtain sufficient funding; and
•the proprietary rights of others and their competing products and technologies that may prevent our mRNA medicines from being commercialized.

Currently, mRNA is considered a gene therapy product by the FDA. Unlike certain gene therapies that irreversibly alter cell DNA and could act as a source of side effects, mRNA-based medicines are designed to not irreversibly change cell DNA; however, side effects observed in gene therapy could negatively impact the perception of mRNA medicines despite the differences in mechanism. In addition, because no product in which mRNA is the primary active ingredient has been approved outside the context of authorization for emergency use, the regulatory pathway for approval is uncertain. The number and design of the clinical trials and preclinical studies required for the approval of these types of medicines have not been established, may be different from those required for gene therapy products, or may require safety testing like gene therapy products. Moreover, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one pharmaceutical product to the next, and may be difficult to predict.

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

There are specific additional risks to certain of our modalities and our programs as a whole. For example, prophylactic vaccines typically require clinical testing in thousands to tens of thousands of healthy volunteers to define an approvable benefit-risk profile. The need to show a high degree of safety and tolerability when dosing healthy individuals could result in rare and even spurious safety findings, negatively impacting a program prior to or after commercial launch. While we believe that certain safety, tolerability, and levels of immunogenicity we have observed in the clinical trials in our prophylactic vaccine programs are sufficient to initiate additional trials, there can be no assurance that we will observe acceptable safety or efficacy profiles in later-stage trials required for approval of these programs. For neoantigen cancer vaccines, to date, no molecular (non-cell-based) therapeutic protein vaccine has been shown to be effective against cancer and there are many clinical and manufacturing challenges to personalized medicines, including cell-based therapies and vaccines. These risks include: a rapid production turn-around time that is measured in weeks in order to supply patients in our clinical trials before further progression and mutation of their tumors, the significant costs incurred in making individualized vaccines, and potential lack of immune responses potentially due to the biology of the tumor or immune status of the patient. These and other risks apply to our PCV and other neoepitope investigational medicine programs. Additionally, there may be challenges in delivering an adequate quantity of active pharmaceutical ingredient (API) required to drive efficacy due to the limitation in volume of API that can be delivered to a specific location, like a tumor or injured tissue. Our therapies for local injections often require specialized skills for conducting a clinical trial that could delay trials or slow or impair commercialization of an approved investigational medicine due to the poor adoption of injected local therapeutics or intratumoral therapies. In addition, the uncertain translatability of target selection from preclinical animal models, including mouse and non-human primate models, to successful clinical trial results may be impossible, particularly for immuno-oncology and systemic therapies, and cancer vaccines. In general, several biological steps are required for delivery of mRNA to translate into therapeutically active medicines. These processing steps may differ between individuals or tissues, and this could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues for a therapeutic effect. Gene therapies and mRNA-based medicines may activate one or more immune responses against any and all components of the drug product (e.g., the mRNA or the delivery vehicle, such as an LNP) as well as against the encoded protein, giving rise to potential immune reaction related adverse events. Eliciting an immune response against the encoded protein may impede our ability to achieve a pharmacologic effect upon repeat administration or a side effect. These risks apply to all of our programs, including our systemic secreted therapeutics and systemic intracellular therapeutics modalities.

Risks related to our finances

We have incurred significant losses since our inception and we may incur significant losses again in the future.

We have incurred net losses in each year since our inception in 2009, including net losses of $747.1 million, $514.0 million and $384.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $2.24 billion. Although we had entered into advance purchase agreements for the supply of our COVID-19 vaccine totaling $11.7 billion for deliveries scheduled for 2021 as of December 31, 2020, we may ultimately be unsuccessful in delivering under these agreements or those that we have subsequently enter into, and we may continue to recognize a loss in 2021 or in future years.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities and the development of our platform. To date, we have financed our operations primarily through the sale of equity securities and proceeds from strategic alliances and through grants from governmental and private organizations, and more recently through upfront payments from the supply agreements that have been invested into the manufacture, development and commercialization of our COVID-19 vaccine. The amount of our future net losses, if any, will depend upon whether we can successfully commercialize our COVID-19 vaccine and deliver on existing and future supply agreements, as well as the rate of our future expenditures. To the extent we are unsuccessful in commercializing our products (including our COVID-19 vaccine), our access to financing and liquidity will likely depend upon our ability to obtain funding through equity or debt financings, sales of assets, strategic alliances, or additional grants. Other than with respect to our COVID-19 vaccine, we have not commenced or completed pivotal clinical trials for any of our programs in clinical trials, which means that for most of our investigational medicines it may be several years, if ever, before we or our strategic collaborators have a product ready for commercialization. Even if we obtain regulatory approval to market an investigational medicine, our future revenues will depend upon the size of any markets in which our investigational medicines have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share in those markets. In addition, under certain of our supply agreements for the COVID-19 vaccine, we rely on our customers to pay us portions of the purchase price upon the achievement of certain regulatory or performance milestones.

In the event that such milestones are never achieved, our customers could terminate their agreements with us, and we may not receive such regulatory or performance milestone payments. If we do not receive such milestone payments, our business may be materially harmed.

We expect to continue to incur significant expenses and could recognize significant operating losses in future periods. We anticipate that our expenses will increase substantially if and as we:

•continue or expand our research or development of our programs in preclinical development;
•continue or expand the scope of our mRNA clinical trials for our investigational medicines;
•initiate additional preclinical, clinical, or other studies for our development candidates and investigational medicines, including under our strategic alliance agreements;
•continue to invest in our platform to conduct research to identify novel mRNA technology improvements, including identifying novel methods of mRNA delivery, such as LNPs, that improve distribution and uptake of mRNA to specific tissues;
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

We have a limited history of recognizing revenue from product sales and may not be able to achieve or maintain long-term sustainable profitability.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our products and investigational medicines, including our commercialization of our COVID-19 vaccine. Our ability to recognize revenues from product sales depends heavily on our success in:

•manufacturing and delivering supply of our COVID-19 vaccine (and any boosters developed in connection with variants, if any) in accordance with contractual terms;
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

We anticipate incurring significant costs associated with the commercialization of our COVID-19 vaccine, and even if one or more of the other investigational medicines that we are developing is approved for commercial sale, we anticipate incurring significant costs associated the commercialization of any such approved investigational medicine. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies to perform clinical and other studies or make changes to our manufacturing or quality systems in addition to those that we currently anticipate. Even though we have begun to generate revenues from the sale of our COVID-19 vaccine, we may not be able to achieve or maintain long-term sustainable profitability and may need to obtain additional funding to continue operations.

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

•our ability to manufacture and deliver supply of our COVID-19 vaccine;
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
•risks associated with committing financial resources and personnel to the commercialization of our COVID-19 vaccine, including to support a scale-up of manufacturing to enable a pandemic response;
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

Our financial results may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline. We do not control the timing of disclosure of any such milestones related to any of our programs that are managed by our strategic collaborators. Any disclosure by our strategic collaborators or competitors of data or other events that are perceived as negative, whether or not such data are related to other data that we or others release, may have a material adverse impact on our stock price or overall valuation. Our stock price may decline as a result of unexpected clinical trial results in one or more of our programs, including adverse safety events reported for any of our programs.

If we are unsuccessful in commercializing our COVID-19 vaccine, we may need to seek and secure significant funding through financings or from other sources. Clinical data or trial execution that creates delays, setbacks, or failures in one or more of our programs or modalities or the entire pipeline could result in an impaired ability or inability to finance or fund the Company in the future.

We are currently advancing our pipeline of 24 development candidates with 13 having entered clinical studies. Discovering development candidates and developing investigational medicines is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials (including cGMP materials), (iii) seek regulatory approvals for our investigational medicines, and (iv) launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing, and distribution organization. Furthermore, our ongoing work on our COVID-19 vaccine, including the development of new formulations to respond to variants of the SARS-CoV-2 virus, will require significant additional investment during 2021 and beyond, some of which may not be reimbursed or otherwise paid for by our collaborators or through commercial sales.

As of December 31, 2020, we had approximately $5.25 billion in cash, cash equivalents, and investments. We expect that our existing cash, cash equivalents, and investments will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to our development, manufacturing and commercialization of our COVID-19 vaccine, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our investigational medicines. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

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
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities;
•the cost of filing, prosecuting, defending, and enforcing our patent claims and other IP rights, including patent infringement actions brought by third parties against us regarding our investigational medicines or actions by us challenging the patent or IP rights of others;
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

We expect to recognize significant revenue in 2021 upon the delivery of our COVID-19 vaccine pursuant to our supply agreements; however, at this time we cannot predict whether we will continue to recognize significant revenue in future years based solely on sales of our COVID-19 vaccine. Until we can generate sufficient product or royalty revenue to fully finance our operations and long-term strategic plan, which we may never do, we expect to finance our future cash needs through a combination of product sales, public or private equity or debt offerings, structured financings, debt financings, collaborations, strategic alliances, sales of assets, licensing arrangements, and other marketing or distribution arrangements. Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational medicines. In addition, we cannot guarantee that future financing will be available in sufficient amounts, at the right time, on favorable terms, or at all. Negative clinical trial data or setbacks, or perceived setbacks, in our programs or with respect to our technology could impair our ability to raise additional financing on favorable terms, or at all. If our commercialization of our COVID-19 vaccine is unsuccessful, there can be no assurance that we will have the funds necessary to meet our existing payment obligations to third parties, or be able to raise such funds when needed, on terms acceptable to us, or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that may adversely affect our stockholders’ rights.

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

As of December 31, 2020, we had approximately $5.25 billion in cash, cash equivalents, and investments. These investments are subject to general credit, liquidity, market, and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity, and financial condition.

The amount of and our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations and uncertainty.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $2.26 billion and $1.70 billion, respectively, a portion of which, if unused, will begin to expire in 2030 and 2032, respectively. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $73.3 million and $26.1 million, respectively, which, if unused, begin to expire in 2030 and 2029, respectively. We expect to utilize all of these net operating loss and tax credit carryforwards to offset our future income tax liabilities in the taxable year ending December 31, 2021. Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal net operating losses generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such net operating loss in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal net operating losses for taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. This change in law temporarily allowing for the carryback of federal net operating losses is not expected to produce any material benefit for the issuer. In general, under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs or tax credits, or credits (including federal research and development tax credits), to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. As of December 31, 2020, none of our NOLs or credits will expire due to Sections 382 and 383. However, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Internal Revenue Code and limit our ability to utilize our NOLs and credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits if we undergo an ownership change prior to the utilization of all of such NOLs or credits. In addition, the rules regarding timing of revenue and expense recognition for tax purposes in connection with various transactions we have undertaken are complex and uncertain in various respects and could be subject to challenge by taxing authorities. In the event any such challenge is sustained, our remaining net operating losses could be materially reduced and/or we could be determined to be a material cash taxpayer for one or more years.

Risks related to the research, development, regulatory review, and approval of our existing and future pipeline

Preclinical development is lengthy and uncertain, especially for a new class of medicines such as mRNA, and therefore our preclinical programs or development candidates may be delayed, terminated, or may never advance to the clinic, any of which may have a material adverse impact on our platform or our business.

Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including IND-enabling good laboratory practice (GLP), toxicology testing, that support our planned INDs in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls (CMC) activities (including yield, purity and stability data) to be included in the IND submission. CMC activities for a new class of medicines such as mRNA require extensive manufacturing processes and analytical development, which is uncertain and lengthy. For instance, batch failures as we scale up our manufacturing have occurred and may continue to occur. In addition, we have in the past and may in the future have difficulty identifying appropriate buffers and storage conditions to enable sufficient shelf life of batches of our preclinical or clinical development candidates. If we are required to produce new batches of our development candidates due to insufficient shelf life, it may delay the commencement or completion of preclinical studies or clinical trials of such development candidates. For example, we cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Clinical development is lengthy and uncertain, especially with a new class of medicines such as mRNA medicines. Clinical trials of our investigational medicines may be delayed, including as a result of the COVID-19 pandemic or other pandemics in the future, and certain programs may never advance in the clinic or may be more costly to conduct than we anticipate, any of which could have a material adverse impact on our platform or our business.

Clinical testing is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. We may not be able to initiate, may experience delays in, or may have to discontinue clinical trials for our investigational medicines. We and our strategic collaborators also may experience numerous unforeseen events during, or as a result of, any clinical trials that we or our strategic collaborators conduct that could delay or prevent us or our strategic collaborators from successfully developing our investigational medicines, including:

•the FDA, other regulators, Institutional Review Boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site for any number of reasons, including concerns regarding safety and aspects of the clinical trial design;
•we may experience delays in reaching, or fail to reach, agreement on favorable terms with prospective trial sites and prospective contract research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•safety and efficacy concerns regarding one or more of our investigational medicines will be considered by us and by the FDA and other global regulators as we pursue clinical trials of new investigational medicines, develop effective informed consent documentation and work with IRBs and scientific review committees (SRCs);
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

Moreover, the FDA has indicated that prior to commencing later-stage clinical trials for our programs we will need to develop assays to measure and predict the potency of a given dose of our investigational medicines. Any delay in developing assays that are acceptable to the FDA or other regulators could delay the start of future clinical trials. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data for our clinical trials. Additionally, we have conducted and may conduct in the future clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. The results from an open-label trial may not be predictive of future clinical trial results when studied in a controlled environment with a placebo or active control. Further, the FDA or other regulators may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Significant preclinical or nonclinical testing and studies or clinical trial delays for our investigational medicines also could allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our investigational medicines and harming our business and results of operations. Any delays in the development of our investigational medicines may harm our business, financial condition, and prospects significantly.

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

Other than the EUA and other similar authorizations for COVID-19 vaccines, including ours, no mRNA medicines have been granted EUA or have been approved to date by the FDA or any other regulatory agency. Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of mRNA medicine, or other products that are perceived to be similar to mRNA medicines, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. Our large pipeline of development candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by U.S., state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

Because we are developing some of our development candidates or investigational medicines for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.

There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we currently attempt to address or may address in the future. For instance, for both MMA and PA, few clinical trials have been attempted. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat these rare diseases in general, and we are not aware of a registrational trial that led to approval of a drug to treat these diseases. There have been some historical trials with other agents to address organic acidemias which may have utilized clinical endpoints that are less applicable to our efforts with our MMA and PA programs that address the underlying defect. As a result, the design and conduct of clinical trials of investigational medicines for the treatment of these disorders and other disorders may take longer, be more costly, or be less effective as part of the novelty of development in these diseases.

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

Some of our investigational medicines are classified as gene therapies by the FDA and the EMA, and the FDA has indicated that our investigational medicines will be reviewed within its Center for Biologics Evaluation and Research (CBER). Even though our mRNA investigational medicines are designed to have a different mechanism of action from gene therapies, the association of our investigational medicines with gene therapies could result in increased regulatory burdens, impair the reputation of our investigational medicines, or negatively impact our platform or our business.

There have been few approvals of gene therapy products in the United States or foreign jurisdictions, and there have been well-reported significant adverse events associated with their testing and use. Gene therapy products have the effect of introducing new DNA and potentially irreversibly changing the DNA in a cell. By contrast, mRNA is highly unlikely to localize to the nucleus, integrate into the DNA, or otherwise make any permanent changes to cell DNA. Consequently, we expect that our investigational medicines will have a different potential side effect profile from gene therapies.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future, and the implications for mRNA-based therapies are unknown. For example, the FDA has established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and convenes the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In the European Union, mRNA has been characterized as a gene therapy medicinal product, which falls within a broader category known as Advanced Therapy Medicinal Products, or ATMPs, which are subject to additional regulatory requirements. In certain countries, mRNA therapies have not yet been classified or any such classification is not known to us; specifically, in Japan, the Pharmaceuticals and Medical Devices Agency has not taken a position on the regulatory classification. Notwithstanding the differences between our mRNA investigational medicines and gene therapies, the classification of some of our mRNA investigational medicines as gene therapies in the United States, the European Union, and potentially other countries could adversely impact our ability to develop our investigational medicines, and could negatively impact our platform and our business. For instance, a clinical hold on gene therapy products across the field due to risks associated with altering cell DNA irreversibly may apply to our mRNA investigational medicines irrespective of the mechanistic differences between gene therapies and mRNA.

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

We may fail to obtain and maintain orphan drug designations from the FDA or EMA for our future investigational medicines, as applicable.

Our strategy includes filing for orphan drug designation where available for our investigational medicines, and we have received orphan drug designation from both the FDA and the European Commission for PA (mRNA-3927) and our prior MMA candidate (mRNA-3704). Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages, and user-fee waivers. However, orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application or NDA, or biologics license application, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

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

The criteria for designating an “orphan medicinal product” in the European Economic Area (consisting of Member States of the European Union, plus Iceland, Liechtenstein and Norway, or the EEA) are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it meets the following criteria: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (ii) either the prevalence of such condition must not be more than five in 10,000 persons in the EEA when the application is made; or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EEA to justify the investment needed for its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers made available by the EEA and its Member States to support research into, and the development and availability of, orphan drugs, however orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If products with an orphan designation obtain a marketing authorization, they can receive ten years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan medicine marketing exclusivity may also be revoked in certain cases, such as if it is established that a similar medicinal product is safer, more effective or otherwise clinically superior or if not enough orphan medicinal product can be supplied.

Our investigational medicines may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We may pursue a development program for our oncology-related products that relies upon a seamless trial design, which presents additional risks compared to traditional three-phase development programs. A seamless trial design can be achieved through a first-in-human (FIH) multiple expansion cohort trial, which has a single protocol with an initial dose-escalation phase and also contains three or more additional patient cohorts with cohort-specific objectives. FIH multiple expansion cohort trials are intended to expedite development by seamlessly proceeding from initial determination of a potential effective dose to individual cohorts that have trial objectives typical of Phase 2 trials. Challenges and risks associated with such seamless trial designs include challenges in the timely dissemination of new safety information to investigators, IRBs, and regulators, exposing a large number of patients across cohorts to potentially suboptimal or toxic doses of an investigational drug, exposing more patients than is needed to achieve the cohort’s objectives, and missed interpretations of preliminary trial results and unplanned analyses which can lead to delays in clinical development. Regulatory authorities may find our seamless trial designs unacceptable based on these and other risks of utilizing such designs.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, investigational medicines we may develop, and our ability to generate revenue will be materially impaired.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain, and may prevent us from obtaining approvals for the commercialization of any development candidates and investigational medicines we may develop. Any mRNA medicine we may develop and the activities associated with its development and commercialization, including design, testing, manufacture, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and by comparable global health authorities. To obtain the requisite regulatory approvals to commercialize any of our investigational medicines, we and our strategic collaborators must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure, and potent or effective in humans, including the target population. Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a marketing authorization application (MAA) to the EMA, and similar marketing applications to comparable global regulatory authorities, for each investigational medicine and, consequently, the ultimate approval and commercial marketing of any investigational medicines.

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

To date, our COVID-19 vaccine (mRNA-1273) is our only product that has obtained an EUA from the FDA in the United States and similar authorizations in other jurisdictions. Approval of an investigational medicine by the FDA, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In order to eventually market any of our investigational medicines in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

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

Even if we obtain regulatory approval for an investigational medicine, and even though we have obtained an EUA for our COVID-19 vaccine, our products will remain subject to regulatory scrutiny.

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

Even though mRNA-1273 has been granted an EUA, mRNA-1273 will remain the subject of regulatory scrutiny. For example, the EUA issued by the FDA contains numerous conditions of authorization, including the requirement to conduct post-authorization observational studies to evaluate the association between mRNA-1273 and a pre-specified list of adverse events of special interest, along with deaths and hospitalizations, and severe COVID-19. We or others could identify previously unknown side effects, or known side effects could be observed as being more frequent or severe than in clinical studies or earlier post-marketing periods, in which case:

•sales of mRNA-1273 may be more modest than originally anticipated;
•the FDA and other regulatory agencies may revoke an EUA or other authorizations for mRNA-1273;
•we may decide, or be required, to conduct recalls or send field alerts to physicians, pharmacists and hospitals;
•additional nonclinical or clinical studies, changes in labeling, or changes to manufacturing processes, specifications and/or facilities may be required; and
•government investigations or lawsuits, including class action suits, may be brought against us.

Further, should we be unable to follow the conditions of authorization included in the EUA, the FDA may revoke EUA for mRNA-1273. Any of the above occurrences could reduce or prevent sales of mRNA-1273, increase our expenses and impair our ability to successfully commercialize mRNA-1273.

Risks related to the manufacturing of our commercial products, development candidates, investigational medicines and our future pipeline

Our mRNA products, development candidates and investigational medicines are based on novel technologies and any development candidates and investigational medicines we develop may be complex and difficult to manufacture. We may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping for any of our medicines, including our COVID-19 vaccine. If we or any of our third-party manufacturers encounter such difficulties, our ability to supply commercial product or material for clinical trials or any approved product could be delayed or stopped.

The manufacturing processes for our commercial products, development candidates and investigational medicines are novel and complex. Other than vaccines for active immunization to prevent COVID-19 caused by SARS-CoV-2, including our COVID-19 vaccine, that have received EUAs from the FDA or similar authorizations by authorities in other jurisdictions, there are no mRNA medicines commercialized to date or manufactured at such scale. Due to the novel nature of this technology and our limited experience at larger scale production, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology, and product instability. In an effort to optimize product features, we have in the past and may in the future make changes to our development candidates or investigational medicines in their manufacturing and stability formulation and conditions. This has in the past and may in the future result in our having to resupply batches for preclinical or clinical activities when there is insufficient product stability during storage and insufficient supply. Insufficient stability or shelf life of our development candidates and investigational medicines could materially delay our or our strategic collaborators’ ability to continue the clinical trial for that development candidate or investigational medicine or require us to begin a new clinical trial with a newly formulated drug product, due to the need to manufacture additional preclinical or clinical supply.

Our rate of innovation is high, which has resulted in and will continue to cause a high degree of technology change that can negatively impact product comparability during and after clinical development. Furthermore, technology changes may drive the need for changes in, modification to, or the sourcing of new manufacturing infrastructure or may adversely affect third-party relationships.

The process to generate mRNA medicines encapsulated in LNPs is complex and, if not developed and manufactured under well-controlled conditions, can adversely impact pharmacological activity. Furthermore, prior to our recent scale-up for our COVID-19 vaccine, we had not manufactured mRNA medicines at commercial scale. We may encounter difficulties in continuing to scale up our manufacturing process, thereby potentially impacting clinical and commercial supply.

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

As we continue developing new manufacturing processes for our drug substance and drug product, the changes we implement to manufacturing process may in turn impact specification and stability of the drug product. Changes in our manufacturing processes may lead to failure of batches and this could lead to a substantial delay in delivery of commercial product or conduct of our clinical trials. Our mRNA investigational medicines may prove to have a stability profile that leads to a lower than desired shelf life of the final approved mRNA medicine. This poses risk in supply requirements, wasted stock, and higher cost of goods.

We are dependent on a number of equipment providers who are also implementing novel technology. Further, we have developed our own custom manufacturing equipment for certain of our medicines. If such equipment malfunctions or we encounter unexpected performance issues, we could encounter delays or interruptions to clinical and commercial supply. Due to the number of different programs, we may have cross contamination of investigational medicines inside of our factories, CROs, suppliers, or in the clinic that affect the integrity of our investigational medicines.

As we scale the manufacturing output for commercial production and particular programs, we plan to continuously improve yield, purity, and the pharmaceutical properties of our commercial products, development candidates and investigational medicines from IND-enabling studies through commercial launch, including shelf life stability, and solubility properties of drug product and drug substance. Because of continuous improvement in manufacturing processes, we may switch processes for a particular program during development. However, after the change in process, more time is required for pharmaceutical property testing, such as 6 or 12 month stability testing. That may require resupplying clinical material or making additional cGMP batches to keep up with clinical trial demand before such pharmaceutical property testing is completed.

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

Our products and product intermediates are extremely temperature sensitive, and we may learn that any or all of our investigational medicines are less stable than desired. We may also find that transportation conditions negatively impact product quality. This may require changes to the formulation or manufacturing process for one or more of our investigational medicines and result in delays or interruptions to clinical or commercial supply. In addition, the cost associated with such transportation services and the limited pool of vendors may also add additional risks of supply disruptions.

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

Completion of our clinical trials and commercialization of our vaccine candidates require access to, or development of, facilities to manufacture our vaccine candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our vaccine candidates in the volumes that are necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. In addition, other companies, many with substantial resources, compete with us for access to the materials needed to manufacture our vaccines.

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

The illegal distribution and sale by third parties of counterfeit versions of mRNA products, stolen products, or alternative third-party distribution and sale of mRNA products could have a negative impact on our financial performance or reputation.

Third parties could illegally distribute and sell counterfeit versions of mRNA products, especially on online marketplaces, which do not meet the rigorous manufacturing and testing standards under cGMP. Counterfeit products are frequently unsafe or ineffective, and may even be life-threatening. Counterfeit medicines may contain harmful substances or the wrong dose. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting, or unsafe mRNA products could materially affect patient confidence in our mRNA products. It is possible that adverse events caused by unsafe counterfeit or other non-mRNA products will mistakenly be attributed to our mRNA products. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business. Public loss of confidence in the integrity in mRNA products as a result of counterfeiting, theft, or improper manufacturing processes could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to regulatory and operational risks associated with the physical and digital infrastructure at both our internal manufacturing facilities and at those of our external service providers.

In 2018, we completed construction of a new manufacturing facility, Moderna Technology Center, or MTC, in Norwood, Massachusetts that, among other things, is intended for cGMP manufacture of drug substance and drug product. While the design of the facility is based on current standards for biotechnology facilities and it has been visited by the FDA, it has not been subject to formal review, inspection or pre-approved by any regulatory agency, such as the FDA. We only recently began producing drug product and drug substance at the MTC for commercial use.

We have designed the MTC to incorporate a significant level of automation of equipment with integration of several digital systems to improve efficiency of operations. We have attempted to achieve a high level of digitization for a clinical and commercial manufacturing facility relative to industry standards. While this is meant to improve operational efficiency, this may pose additional risk of process equipment malfunction and even overall manufacturing system failure or shutdown due to internal or external factors including, but not limited to, design issues, system compatibility, or potential cybersecurity breaches. Our facilities or those of our contract manufacturers may also be subject to intentional attacks or acts of sabotage, whether by outside actors, contractors or employees. These disruptions may lead to delay in supply or shutdown of our facility or facilities. Any disruption in our manufacturing capabilities at the MTC, or those of our contract manufacturers, could cause delays in our production capacity for our drug substances or drug products, impose additional costs, or may require us to identify, qualify, and establish an alternative manufacturing site, the occurrence of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

As we expand our development and commercial capacity, we may establish additional manufacturing capabilities inside the MTC footprint or expand to other locations or geographies, which may lead to regulatory delays or prove costly. If we fail to select the correct location, complete the construction in an efficient manner, recruit the required personnel, and generally manage our growth effectively, the development and production of commercial products or our investigational medicines could be delayed or curtailed. Additional investments may be needed if changes in our manufacturing process lead to required changes in the MTC’s infrastructure.

There are risks inherent in pharmaceutical manufacturing operations that could affect our ability and the ability of our third-party manufacturers or contract manufacturing organizations to meet our delivery requirements or provide adequate amounts of material.

The convergence of process and analytical technology, raw materials, consumables, equipment, physical infrastructure, including a clean room environment, and air handling and other utilities, results in complex procedures and systems that have to work effectively to manufacture our investigational medicines. Failure or process defects in any of the interrelated systems at either our manufacturing facilities or those of our third-party providers, could adversely impact our ability to manufacture and supply our COVID-19 vaccine or our investigational medicines.

Our products and investigational medicines are inherently sensitive to shipping and storage conditions, which, in some cases, requires cold-chain logistics and could subject our investigational medicines to risk of loss or damage.
Our COVID-19 vaccine and our investigational medicines are sensitive to temperature, storage, and handling conditions. Loss in investigational medicines could occur if the product or product intermediates are not stored or handled properly. Shelf life for our products and investigational medicines may vary by product and is not fully quantified and is expected to be variable, and it is possible that our investigational medicines could be lost due to expiration prior to use. Cold-chain logistics are required for certain of our investigational medicines, as well as for our COVID-19 vaccine. If we or third-party distributors do not effectively maintain effective cold-chain supply logistics, then we may experience an unusual number of returned or out of date products and critical batches of products may be rendered unusable.

Failure to effectively maintain cold-chain supply logistics, by us or third parties, has in the past and could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for clinical trials, commercial sale, or otherwise.

We are subject to significant regulatory oversight with respect to manufacturing our COVID-19 vaccine and our mRNA investigational medicines. Our manufacturing facilities or the manufacturing facilities of our third-party manufacturers or suppliers may not meet regulatory requirements. Failure to meet cGMP requirements set forth in regulations promulgated by the FDA, EMA, and other global health authorities could result in significant delays in any approval of and costs of our products.

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

The manufacturing process for our COVID-19 vaccine, and for any other products that we may develop, is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who we believe can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products or investigational medicines to specifications acceptable to the FDA or other regulatory authorities, we or our strategic collaborators may not obtain or maintain the approvals we or they need to commercialize such products. Even if we or our strategic collaborators obtain regulatory approval for any of our mRNA medicines, and even though we have received an EUA for our COVID-19 vaccine, there is no assurance that either we or our contract manufacturing organizations will be able to manufacture the approved medicine to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our investigational medicines, impair commercialization efforts, or increase our cost of goods. The occurrence of any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.

In addition, we may not have direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facility. In addition, to the extent that we rely on foreign contract manufacturers, including for our COVID-19 vaccine, we are or will be subject to additional risks, including the need to comply with import and export regulations. Our failure, or the failure of our third-party manufacturers or other strategic collaborators, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of investigational medicines or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and investigational medicines (including those of our strategic collaborators) and our overall business operations. Our potential future dependence upon others for the manufacture of our investigational medicines and raw materials may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

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

Risks related to our reliance on third parties

We have in the past entered into, and in the future may enter into, strategic alliances with third parties for the development and commercialization of our products, development candidates and investigational medicines. If these strategic alliances are not successful, our business could be adversely affected.

We have limited resources to conduct clinical operations and we are in the process of establishing infrastructure for sales, marketing, and distribution. Accordingly, we have entered into strategic alliances under which our strategic collaborators have provided, and may in the future provide, funding and other resources for developing, manufacturing and commercializing our investigational medicines. We expect to enter into additional strategic alliances to access additional funding, capabilities, and expertise in the future. Our existing strategic alliances, and any future strategic alliances we enter into, may pose a number of risks, including the following:

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
•strategic collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or investigational medicines if the strategic collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•products or investigational medicines developed in strategic alliances with us may be viewed by our strategic collaborators as competitive with their own investigational medicines or products, which may cause strategic collaborators to cease to devote resources to the development or commercialization of our investigational medicines;
•a strategic collaborator with marketing and distribution rights to one or more of our products or investigational medicines that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product;
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

We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our products, development candidates and investigational medicines.

We currently depend on single-source suppliers for some of the components and materials used in, and manufacturing processes required to develop and commercialize, our products, development candidates and investigational medicines. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials, and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects.

If we have to switch to a replacement supplier, the manufacture and delivery of our products, development candidates or investigational medicines could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers for any of the components or processes used in our products or investigational medicines, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our investigational medicines.

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

As the field of mRNA therapeutics and vaccines is maturing, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination, and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the America Invents Act, which became available to third-party challengers on September 16, 2012, in various patent offices relating to patent rights in the mRNA field. An opposition has been filed against one of our European platform patents covering uridine-modified mRNAs and we expect that further oppositions will be filed in the European Patent Office (EPO) and elsewhere relating to patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. We cannot be certain that such patent will survive or that the claims will remain in the current form. In addition, third parties may attempt to invalidate our IP rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our IP rights. Our defense against any attempt by third parties to circumvent or invalidate our IP rights could be costly to us, could require significant time and attention of our management, and could have a material adverse impact on our business and our ability to successfully compete in the field of mRNA therapeutics.

There are many issued and pending third-party patents that claim aspects of oligonucleotide delivery technologies that we may need for our mRNA therapeutic and vaccine candidates or marketed products, including our COVID-19 vaccine, if approved. There are also many issued third-party patents that claim targeting genes or portions of genes that may be relevant for mRNA medicines we wish to develop. For example, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our mRNA therapeutic candidates. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to perform research and development or other activities or market products, including our COVID-19 vaccine, covered by such patents.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages, or be required to stop our product development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other IP rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office (USPTO) and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. In certain instances, we have instituted and may in the future institute inter partes review proceedings against issued U.S. patents and opposition proceedings against European patents owned by third parties in the field of mRNA medicines. We have a number of these proceedings ongoing against third-party patents related to RNA vaccinations and mRNA delivery. If we are unsuccessful in invalidating certain of the third-party patents that we are currently challenging, those third parties may attempt to assert those patents against us should certain of our investigational medicines obtain regulatory approval. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our development candidates may be subject to claims of infringement of the patent rights of third parties.

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

Because certain U.S. patent applications are confidential until the patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions, including our COVID-19 vaccine.

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

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Changes in U.S. patent and regulatory law could impair our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on IP, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Furthermore, depending on the Supreme Court’s review of the ACA, or legislation to repeal or amend the ACA, the twelve years of regulatory exclusivity currently provided to certain biologic products in the United States may be reduced or eliminated, as further discussed above under the risk factor entitled “Our investigational medicines may face competition from biosimilars approved through an abbreviated regulatory pathway.” Any such reduction or elimination could impair the length of exclusivity against biosimilar products.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. As a result, in response to the COVID-19 pandemic, it is possible that certain countries may take steps to facilitate compulsory licenses that permit the distribution of a COVID-19 vaccine in those countries. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Our reliance on government funding and collaboration from governmental and quasi-governmental entities for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

The development of each of our Zika vaccine (mRNA-1893), our antibody against Chikungunya virus (mRNA-1944), and our Chikungunya vaccine (mRNA-1388), are currently being funded through subcontracts with funding from either BARDA or DARPA. Our COVID-19 vaccine is being developed in collaboration with NIAID. BARDA has agreed to fund the advancement of our COVID-19 vaccine to FDA licensure. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and DARPA and our collaboration with NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Further, under these agreements we are subject to the obligations to and the rights of the U.S. government set forth in the Bayh-Dole Act of 1980 (Bayh-Dole Act). As a result, the U.S. government may have rights in certain inventions developed under these government-funded programs, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” While the U.S. government has sparingly used, and to our knowledge never successfully exercised, such march-in rights, any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations, and prospects. If the U.S. government exercises such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

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

The Coalition for Epidemic Preparedness Innovations is a global organization that has publicly stated its intent to work with multiple global organizations on potential vaccines and therapies targeting the novel coronavirus, including other companies working on mRNA based approaches. There is a possibility that our confidential information may become exposed to others during this process, including the details and timing of our vaccine efforts.

Risks related to the commercialization of our pipeline

We have limited sales, distribution, and marketing experience, and have only recently invested significant financial and management resources to establish these capabilities as a result of our rapid development and commercialization of our COVID-19 vaccine. If we are unable to effectively establish such capabilities or enter into agreements with third parties to market and sell our products or to help ensure compliance with local regulatory requirements, our ability to generate revenues may be adversely affected.

Our COVID-19 vaccine (mRNA-1273) represents the first product that we have commercialized for sales, distribution and marketing. To enable the successful commercialization of this vaccine and other products that may result from our development programs, we are investing in the development of sales, marketing, distribution, managerial and other non-technical capabilities in the United States, Europe, and other regions, both on our own and with others. We may enter into strategic alliances with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. To the extent that we rely on third parties to commercialize our approved products, if any, we will receive lower revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of third parties involved in our commercialization efforts. If our future strategic collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business. We are and will be competing with many companies that currently have extensive and well-funded marketing and sales operations. In the event that we develop our own marketing or sales force, we will also have to compete with such companies to recruit, hire, train and retain marketing and sales personnel. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The commercialization and distribution of our COVID-19 vaccine also subjects us to pharmacovigilance obligations under various regulatory regimes in the jurisdictions in which our vaccine is distributed. Under these regulations, we are generally required to collect, process, analyze and monitor safety data and to identify and evaluate adverse reactions to our COVID-19 vaccine as it is administered in those jurisdictions. We partner with third party organizations to assist us in collecting and processing this safety data as it is reported from healthcare providers, recipients of our vaccine and others. To the extent that we or the third parties with whom we contract to conduct these pharmacovigilance activities are unable to comply with relevant regulations, including with respect to the timely processing of safety data, we may be subject to sanctions, increased costs, reputational harm, or our authorizations to distribute the COVID-19 vaccine in the relevant jurisdictions may be revoked or curtailed. There are a limited number of third-party service providers who are qualified and capable of providing pharmacovigilance services on a global basis, and our inability to identify or contract with qualified service providers may impede our commercial activities.

We are and will be competing with many companies that currently have extensive and well-funded marketing, sales and pharmacovigilance operations. In the event that we develop our own marketing or sales force, we will also have to compete with such companies to recruit, hire, train and retain marketing and sales personnel. We have and will continue to incur expenses associated with hiring third-party contractors to assist in conducting local pharmacovigilance services. Without a significant internal team or the support of a third party to perform these functions, we may be unable to compete successfully against these more established companies.

Certain of our customers for our COVID-19 vaccine prepay us for a portion of the product payment for the vaccine doses that they expect to receive from us, and under the terms of certain of our supply agreements, we may be required to refund some or all of those prepayments if a customer reduces its purchase commitment or if we fail to deliver the purchased volume.

Certain of our customers for our COVID-19 vaccine prepay us for a portion of the product payment for the vaccine doses that they expect to receive from us. In some cases, this prepayment can be substantial. We are generally not required by our contracts to retain these prepayments in cash or otherwise and we have generally used these prepayments to make capital expenditures and fund the manufacturing scale-up and commercialization of our vaccine. Under certain supply agreements with customers for our COVID-19 vaccine, if we fail to deliver a portion or all of the committed number of doses by a certain date, a customer may reduce the volume of vaccine doses that it commits to purchase or the contract may be terminated. Upon termination by the customer, we would generally be required to refund a portion of that customer’s prepayment. We may not have the cash or other available resources to satisfy that repayment obligation. Even if we are able to satisfy the repayment obligation from available resources, we may need to seek additional sources of capital to fund our operations, which funding may not be available when needed or on acceptable terms. In either of those circumstances, our business, financial condition, results of operations, and reputation could be materially and adversely affected. Furthermore, in the future, customers may elect not to prepay us for our services in which case we would have to find other sources of funding for our capital expenditures and operations, which may not be available when needed or on acceptable terms.

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

We will face intense competition from products that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop products. For example, we announced in September 2020 that we plan to develop a vaccine for the seasonal flu. Although we believe there is an unmet need for a highly effective seasonal flu vaccine, this is a well-developed market and we may not be successful in either developing a successful product or achieving a market share for our product that justifies our investment. We also expect to face competition from new products that enter the market. There are a number of products currently under development, which may become commercially available in the future, for the treatment of conditions for which we are trying, or may in the future try, to develop products. These products may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. While we believe that our COVID-19 vaccine has and will continue to have a competitive profile, it is possible it will not compete favorably with these products and product candidates, or others, and as a result, we may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

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

Ethical, social, and legal concerns about genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our products will depend in part on the medical community, patients, and third-party or governmental payors accepting mRNA medicines in general, and our products in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, trial participants, patients, third-party payors, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our investigational medicines, if approved for commercial sale, will depend on a number of factors, including:

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

Any name we intend to use for our proposed products will require approval from the FDA regardless of whether we have secured a trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our proposed products. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such developmental candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our products, if approved.

We market our products outside of the United States, and we are subject to the risks of doing business outside of the United States.

Because we market our COVID-19 vaccine, and we plan to market any other products, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses, diversion of our management’s attention from the acquisition or development of investigational medicines, or forgoing profitable licensing opportunities in these geographies. We are not permitted to market or promote any of our developmental candidates or investigational medicines before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our developmental candidates or investigational medicines. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our developmental candidates and investigational medicines, and we cannot predict success in these jurisdictions. We are rapidly expanding our global operations and third-party arrangements to support the worldwide manufacture and distribution of our COVID-19 vaccine, which is a complex task that we are undertaking on an accelerated timeline. Accordingly, our business and financial results may be adversely affected due to a variety of factors associated with our expanding global business, including:

•efforts to develop an international commercial sales, marketing, and supply chain and distribution organization, including efforts to mitigate longer accounts receivable collection times, longer lead times for shipping, and potential language barriers;
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

In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulations, which include the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and similar laws in other countries outside of the United States.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including genetic medicines and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. Third-party payors decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours. Factors payors consider in determining reimbursement are based on whether the product is:

•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors. Many third-party payors are also increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Furthermore, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (ASP), and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

Coverage and reimbursement of our COVID-19 vaccine, which was recently granted EUA, may be subject to unique regulatory policies. Under the ACA preventive care mandate, non-grandfathered group health plans and health insurance coverage offered in the individual or group market typically have at least one year before it must provide first-dollar coverage for a newly issued preventive care requirement or guideline. However, pursuant to the CARES Act, non-grandfathered group health plans and health insurance coverage offered in the individual or group market must cover any qualifying coronavirus preventive service 15 business days after the United States Preventive Services Task Force, or Advisory Committee on Immunization Practices (ACIP) designates such service as preventive. On December 19, 2020, ACIP voted 11–0 in favor of the interim recommendation for use of the Moderna COVID-19 vaccine. Currently, third party payors do not offer coverage or reimbursement for the vaccine. However, third-party reimbursement for providers administering our COVID-19 vaccine may affect market acceptance of the product. Currently, the CARES Act and its implementing regulations state (i) providers that participate in the CDC COVID-19 Vaccination Program must administer a COVID-19 immunization regardless of an individual’s ability to pay or health insurance coverage status, (ii) providers may not seek any reimbursement, including through balance billing, from an immunization recipient, (iii) that coverage is required, without cost-sharing, for the administration of the immunization even if a third party, such as the federal government, pays for the cost of the immunization, and that (iv) private health insurance plans must cover COVID-19 immunizations and their administration even when provided by out-of-network providers for the duration of the public health emergency for COVID-19.

There is no guarantee payors will provide coverage and reimbursement for our COVID-19 vaccine during or after the termination of the public health emergency, nor can we guarantee that even if coverage is provided, the approved reimbursement amount will be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. The FDA may revoke EUA of mRNA-1273 or may not approve the BLA, if submitted. Under the CARES Act and an accompanying interim final rule, Medicare beneficiaries are expected to have coverage for COVID-19 vaccines through Medicare Part B with no cost sharing. Coverage is further expected to apply whether the vaccine receives FDA authorization through an EUA or is licensed under a BLA and will likely extend to employer-sponsored and individual health plans subject to the ACA’s preventive services standards. The outcome of current and future clinical trials, as well as the market demand for COVID-19 vaccines may impact patient eligibility and current and future coverage determinations. It is unclear whether the FDA will approve the administration of our COVID-19 vaccine for patients under eighteen years of age or if the vaccine will be required to be administered once (i.e. one-time, double dose), annually, or if future booster shots will be required. We cannot predict continued prevalence of COVID-19, whether herd immunity will be achieved which would affect the need for future administration of the vaccine, or whether mRNA-1273 will be effective against future mutations or variants of the SARS-CoV-2 virus. Such factors may impact if mRNA-1273 shall be reimbursable under Medicare Part D rather than Part B and if mRNA-1273 will be excluded from participating in certain federal entitlement programs such as the Vaccines for Children Program.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products, resulting in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.

Additionally, the U.S. government previously released a “Blueprint” to reduce the cost of drugs. This Blueprint contains certain measures that the HHS is already working to implement. For example, in May 2019, CMS issued a final rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the final rule now allows Medicare Advantage plans the option to use step therapy, a type of pre-authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. Some of these changes are undergoing legal challenges, and their status is currently in question. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, former President Trump signed a series of Executive Orders aimed at lowering drug prices and at implementing several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, creating a process for states to build and submit to the FDA importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and was intended to apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN Model. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the Medicare Modernization Act provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (NDC) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent certification from the Secretary of HHS from taking effect and challenging multiple aspects of the final rule. This litigation has not progressed. If implemented, drug importation may materially and adversely affect the price we receive for any of our products and product candidates. The market implications of these rules and guidance are unknown at this time. For example, proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

In addition, third-party payor coverage for our COVID-19 vaccine is not currently available and there is no guarantee payors will provide coverage for the vaccine during or after the termination of the public health emergency. We cannot guarantee that even if coverage is provided, the approved reimbursement amount will be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. While coverage will most likely be provided under Medicare Part B, it is unclear whether such coverage may be re-designated to Part B and it is further unclear to what extent other payors, including certain federal entitlement programs, such as the Vaccines for Children Program, will provide coverage for the product.

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

As of December 31, 2020, we had approximately 1,300 full-time employees and, in connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of employees and the scope of our operations. To manage our anticipated development and expansion, including expansion outside of the United States, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities.

As a growing biotechnology company, we are actively pursuing development candidates and investigational medicines in many therapeutic areas and across a wide range of diseases. Successfully developing products for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources, and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our investigational medicines. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our COVID-19 vaccine or our other investigational medicines, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel, including in mRNA and LNP research, clinical operations, regulatory affairs, therapeutic area management, and manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on favorable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, adverse publicity, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. Furthermore, we may not be successful commercializing our first product and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support our COVID-19 vaccine and our future products, if approved. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development and global commercialization objectives and have a material adverse impact on our business, financial condition, results of operations, and prospects.

Our internal computer systems and physical premises, or those of our strategic collaborators, other contractors, consultants, or regulatory agencies with which we share sensitive data or information may fail or suffer security breaches, which could result in a material disruption of our product development programs and our manufacturing operations.

Our internal computer systems and those of our current and any future strategic collaborators, vendors, contractors, consultants or regulatory authorities with whom we share sensitive data or information are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. We have experienced, and may experience in the future, cyber-attacks on our information technology systems by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. If any such cyber-attack or physical intrusion were to cause interruptions in our operations, such as a material disruption of our development programs or our manufacturing operations, whether due to a loss of our trade secrets or other proprietary information, it would have a material and adverse effect on us. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, because of our approach to running multiple clinical trials in parallel, any breach of our computer systems or physical premises may result in a loss of data or compromised data integrity across many of our programs in many stages of development. Any such breach, loss, or compromise of clinical trial participant personal data may also subject us to civil fines and penalties, or claims for damages either under the GDPR and relevant member state law in the EU, other foreign laws, and the federal Health Insurance

Portability and Accountability Act of 1996 (HIPAA), and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act (the CCPA). On May 13, 2020, the Federal Bureau of Investigation (FBI) and Cybersecurity and Infrastructure Security Agency (CISA), announced that the FBI was investigating the targeting and compromise of U.S. organizations conducting COVID-19-related research by People’s Republic of China, or PRC-affiliated cyber actors. Furthermore, on July 16, 2020, the National Security Agency and other U.S. and foreign agencies released a joint cybersecurity advisory regarding the Russian Intelligence Services’ targeting of COVID-19 research and vaccine development. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to our rapid manufacture of mRNA-1273, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our investigational medicines could be delayed. The CCPA is of particular concern since it provides for a private right of actions for certain breaches of personal information.

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

Although a substantial amount of our efforts will focus on the commercialization of our COVID-19 vaccine and the clinical trials and potential approval of our investigational medicines, a key element of our strategy is to discover, develop, and potentially commercialize additional products beyond our current portfolio to treat various conditions and in a variety of therapeutic areas. We intend to do so by investing in our own drug discovery efforts, exploring potential strategic alliances for the development of new products, and in-licensing technologies. Identifying new investigational medicines requires substantial technical, financial, and human resources, whether or not any investigational medicines are ultimately identified. Even if we identify investigational medicines that initially show promise, we may fail to successfully develop and commercialize such products for many reasons, including the following:

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product or investigational medicine that we may develop, such as our COVID-19 vaccine.

We face an inherent risk of product liability exposure related to the development, testing, manufacturing and marketing of our COVID-19 vaccine and our other current or future investigational medicines in clinical trials. Product liability claims and related cross-claims and claims for indemnification may be brought against us by patients, healthcare providers or others using, prescribing, selling or otherwise coming into contact with our COVID-19 vaccine or other investigational medicines. For example, we may be sued if the COVID-19 vaccine or any other investigational medicine allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, or, if approved, marketing, sale or commercial use. If we cannot successfully defend ourselves against claims that our medicines caused injuries, we could incur substantial liabilities.

•decreased demand for any investigational medicine that we may develop;
•loss of revenue;
•substantial monetary awards to patients, healthy volunteers, or their family members;
•payments to indemnify clinical trial sites and other clinical trial partners;
•significant time and costs to defend the related litigation;
•withdrawal of clinical trial participants;
•withdrawal of regulatory or marketing approval in a territory;
•the inability to commercialize any investigational medicine(s) that we may develop; and
•injury to our reputation and significant negative media attention.

Notwithstanding the risks undertaken by all persons who participate in clinical trials or who receive our COVID-19 vaccine, and the information on risks provided to study investigators and patients participating in our clinical trials or receiving our COVID-19 vaccine, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by one of our products or investigational medicines or our COVID-19 vaccine. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including our COVID-19 vaccine, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, suspension or withdrawal of approvals or license revocation. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price.

We are also exposed to liabilities that are unique to developing and commercializing an mRNA vaccine in the context of an ongoing global pandemic. Although the U.S. government and certain foreign governments have contractually agreed to indemnify us or make statutory immunity available to us, such indemnification or statutory immunity may not be available to cover potential claims or liabilities resulting from the research, development, manufacture, distribution or commercialization of our COVID-19 vaccine. Substantial claims arising from the vaccine outside the scope of or in excess of U.S. government or foreign government indemnity or statutory immunity could harm our financial condition and operating results. Moreover, any adverse event or injury for which we are liable, even if fully covered under an indemnity or immunity, could negatively affect our reputation, thereby making it more difficult for us to compete effectively.

We carry product liability insurance which we believe to be sufficient in light of our current commercial and clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for investigational medicines, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in individual, mass tort and class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

Additionally, on November 20, 2020, HHS finalized a regulation that, among other things, removed safe harbor protection for price reductions from pharmaceutical manufacturers and created new safe harbor for certain fixed fees. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. It is not clear at this time what effect, if any, these and other changes to the Anti-Kickback Safe Harbors, will have on our business.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union and the UK. The provision of benefits or advantages to induce or reward improper performance generally is also governed by the national anti-bribery laws of EU Member States, and the UK Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

Further, the U.K.’s decision to leave the EU, often referred to as Brexit, has created uncertainty in data protection issues involving the U.K. For example, pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the European Economic Area to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the European Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. The full effects of Brexit are uncertain and will remain so until the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From December 7, 2018, our first day of trading on the Nasdaq Global Select Market, through December 31, 2020, our stock has traded within a range of a high price of $178.50 and a low price of $11.54 per share. In addition, since we began our development efforts with respect to our COVID-19 vaccine in early 2020, our stock has experienced pronounced and extended periods of volatility. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

Public statements by us, government agencies, the media, competing vaccine developers, financial analysts, or others relating to the coronavirus outbreak (including regarding our and others’ efforts to develop a coronavirus vaccine) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus pandemic, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our clinical trials, manufacturing, regulatory and commercialization efforts with respect to our COVID-19 vaccine, or information regarding such efforts by competitors with respect to their vaccines and potential vaccines, or the evolution of the pandemic, may meaningfully impact our stock price.

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

•the success of our COVID-19 vaccine sales;
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
•product revenue;
•the level of expenses related to any of our products, investigational medicines or clinical development programs;
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

Our management will have broad discretion in the application of our cash, cash equivalents, and investments, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Furthermore, our operating expenses have significantly increased due to development and manufacturing activities for our COVID-19 vaccine program, and we may not deploy our expanded capital base effectively. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our investigational medicines. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.

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

The holders of up to 61.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Additionally, the number of shares of our common stock reserved for issuance under our 2018 Stock Option and Incentive Plan automatically increased on January 1, 2020 and will automatically increase each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Our Compensation Committee elected not to increase the number of shares reserved for issuance under our 2018 Stock Plan on January 1, 2021. If our Compensation Committee elects to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

In addition, certain of our employees, executive officers, and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information. To the extent that sales or other distributions of Moderna stock by our executive officers or directors are reported publicly, whether or not conducted under a 10b5-1 plan, such sales or distributions could lead to a decline in our stock price.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or development candidates or investigational medicines.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license IP rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations and alliances and licensing arrangements with third parties or through asset sales, we may have to relinquish valuable rights to our technologies or development candidates or investigational medicines, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, five percent stockholders, and their affiliates beneficially own approximately 21.1% of our outstanding common stock, as of February 16, 2021. Therefore, these stockholders will have the ability to influence us through their ownership positions. For example, these stockholders, acting together, may be able to exert significant influence over matters such as elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated by-laws, or (4) any action asserting a claim governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, or the Exchange Act. Our amended and restated by-laws further provide that the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the Federal Forum Provision). We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

General risk factors

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including by the current COVID-19 pandemic, or any other health epidemic. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our investigational medicines and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business and operations in the UK and EU may be negatively impacted by the United Kingdom’s withdrawal from the EU.

On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the UK’s withdrawal from the EU became effective on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the UK and the EU. This agreement provides details on how some aspects of the UK and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the UK.

We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replicate or replace, including those related to the regulation of medicinal products. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the UK.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

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

The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates. The rules dealing with U.S. federal, state, and local and non-U.S. income taxation are constantly under review by persons involved in the legislative process and by tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with the Nasdaq listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements.

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

Item 1B - Unresolved Staff Comments
None.
Item 2. Properties
We have two campuses in Massachusetts. We occupy a campus in Technology Square near the Kendall Square area in Cambridge, MA with a mix of offices and research laboratory space totaling approximately 175,000 square feet. Kendall Square is the location of our corporate headquarters, platform, drug discovery, manufacturing process development, and clinical development. Our facilities in Kendall Square are leased with the majority of the space being leased through 2029, with the option to extend.
We have a manufacturing facility in Norwood, MA, Moderna Technology Center (MTC). The campus is comprised of two buildings (MTC South and MTC North). MTC South is approximately 200,000 square feet, with a production capacity of over 100 cGMP lots per year. MTC North is approximately 240,000 square feet and provides lab and office space, directly supporting improvement in our manufacturing capabilities. MTC South is leased through 2032 and we have the option to extend it for two ten-year terms. MTC North is leased into early 2031 and we have the option to extend it for up to four additional five-year terms.

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

The following graph shows a comparison from December 7, 2018, the date on which our common stock first began trading on the Nasdaq Global Select Market, through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Total Return
among Moderna, Inc., the NASDAQ Composite Index
and the Nasdaq Biotechnology Index
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/07/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Moderna, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index

Stockholders
We had approximately 74 stockholders of record as of February 16, 2021; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Within our platform, we develop technologies that enable the development of mRNA medicines for diverse applications. When we identify technologies that we believe could enable a new group of potential mRNA medicines with shared product features, we call that group a “modality.” While the programs within a modality may target diverse diseases, they share similar mRNA technologies, delivery technologies, and manufacturing processes to achieve shared product features. The programs within a modality will also generally share similar pharmacology profiles, including the desired dose response, the expected dosing regimen, the target tissue for protein expression, safety and tolerability goals, and pharmaceutical properties. Programs within a modality often have correlated technology risk, but because they pursue diverse diseases they often have uncorrelated biology risk. We have created six modalities to date:
•prophylactic vaccines;
•systemic secreted and cell surface therapeutics;
•cancer vaccines;
•intratumoral immuno-oncology;
•localized regenerative therapeutics; and
•systemic intracellular therapeutics.

We have designated our prophylactic vaccines and systemic secreted and cell surface therapeutics modalities as our “core modalities”. In these core modalities, our strategy is to invest in additional development candidates using our accumulated innovations in technology, our process insights and our preclinical and clinical experience. Our exploratory modalities continue to be a critical part of advancing our strategy to maximize the application of our potential mRNA medicines.

2020 Business Highlights

We brought five new development candidates forward in 2020: a COVID-19 vaccine (mRNA-1273); interleukin-2 (IL-2); programmed death-ligand 1 (PD-L1); a pediatric Respiratory Syncytial Virus (RSV) vaccine; and an Epstein-Barr Virus (EBV) vaccine, as part of our mission to use our technology to advance global public health.

In response to the global coronavirus pandemic, we are pursuing the rapid development and manufacture of our mRNA-1273 vaccine, for the treatment of SARS-CoV-2, the novel strain of coronavirus that causes COVID-19, in collaboration with the Vaccine Research Center and Division of Microbiology and Infectious Diseases of the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH. The progress of mRNA-1273 during 2020 has resulted in the need for us to devote significant resources toward the development and manufacture of this product. Significant capital investment is necessary for ongoing clinical development, manufacturing and distribution of the COVID-19 vaccine at a scale necessary to meet demand in a global pandemic environment. This capital investment includes the ongoing clinical development for updated versions of the COVID-19 vaccine that may provide continued protection against variants of the SARS-CoV-2 virus. BARDA has committed to fund up to $954.9 million to accelerate the clinical development and manufacturing process scale-up of our COVID-19 vaccine. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure and the scale-up of manufacturing processes. The agreement does not contemplate any product stockpiling.

In February and May 2020, we completed two separate public equity offerings, resulting in aggregate net proceeds of $1.85 billion, net of underwriting discounts, commissions and offering expenses. This additional funding has enabled us to substantially expand our manufacturing network, purchase the required capital equipment, hire appropriate global staff and secure the raw materials and other consumables to manufacture substantial doses of our COVID-19 vaccine.

In December 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) and an Interim Order from Health Canada authorizing our COVID-19 vaccine for use in the U.S. and Canada. Since January 1, 2021, we have received additional provisional, interim or conditional approvals for the use and distribution of our COVID-19 vaccine from regulatory authorities in the European Union, the United Kingdom, Switzerland, Qatar, Israel and Singapore.

In August 2020, we entered into a supply agreement with the U.S. Government (the U.S. Supply Agreement) for the supply of 100 million doses of our COVID-19 vaccine. The agreement was subsequently amended in December 2020, in connection with the U.S. Government's exercise of an option for an additional 100 million doses, bringing the total to 200 million doses of our COVID-19 vaccine for a total consideration of up to $3.19 billion. The total consideration includes approximately $300.0 million of incentive payments which we earned as a result of securing an Emergency Use Authorization (EUA) before January 31, 2021. As a result of our satisfying the requirements for this incentive payment, the total price for the supply of the first 100 million doses, inclusive of the $300.0 million incentive, is $1.53 billion. We will receive such incentive payments as product is delivered to and accepted by the U.S. Government. Pursuant to the U.S. Supply Agreement, the U.S. Government made a $601.4 million upfront payment to us which represents approximately 50% of the fixed price per dose that we are entitled to receive for the committed first 100 million doses. We will receive the remainder of the fixed price per dose upon delivery and acceptance of contracted doses to the U.S. Government. We are required to secure, manage and maintain storage for any contracted doses of mRNA-1273 based on the specific requirements of the contract and deliver the product to designated government facilities. We will be reimbursed for such services at a negotiated price. Subsequent to December 31, 2020, the U.S. Government exercised a second option to purchase 100 million doses on February 11, 2021, bringing its total order to 300 million doses, with a remaining option for 200 million doses. The price for each option is fixed at a price of $1.65 billion per 100 million doses. The U.S. Supply Agreement contains terms and conditions that are customary for U.S. Government agreements of this nature, including provisions giving the U.S. Government the right to terminate the agreement if the applicable Contracting Officer determines that a termination is in the U.S. Government’s interest. Following any such termination, we and the U.S. Government may agree upon the amount to be paid or remaining to be paid to us because of the termination.

In addition, we have entered into supply agreements with several other governmental agencies outside the United States for the supply of our COVID-19 vaccine. The agreements are generally subject to receipt of authorization or approval for the use and distribution of the vaccine from the relevant regulatory authority in each jurisdiction. Under these agreements, we are entitled to upfront deposits for our COVID-19 vaccine supply, initially recorded as deferred revenue. As of December 31, 2020, we had approximately $3.80 billion in deferred revenue in connection with the supply agreements with the U.S. Government and other governmental agencies, which will be recognized as revenue when revenue recognition criteria have been met. Between the granting of the EUA by the FDA on December 18, 2020 and the end of 2020, we delivered 12.8 million doses of our COVID-19 vaccine and recognized product sales of $199.9 million. In addition, we delivered 4.0 million doses of our COVID-19 vaccine to the U.S. government under the BARDA agreement through December 31, 2020, for a total of nearly 17 million doses delivered to the U.S. government and Canada between receipt of our EUA authorization and the end of the year and satisfying the criteria for revenue recognition.

For more information on our strategic priorities for 2021, please see “Business—The mRNA Opportunity—Our strategic priorities,” above.

The early investment we made in our manufacturing and digital capabilities prepared us to rapidly scale our production to accommodate between 700 million doses and 1 billion doses of our COVID-19 vaccine in 2021. We are continuing to invest and add staff to build up to potentially 1 billion doses for 2021.

We have a diverse development pipeline, and the broad potential applications of mRNA medicines have led us to raise significant capital and adopt a long-term approach to capital allocation that balances near-term risks and long-term value creation. As of December 31, 2020, we had cash, cash equivalents and investments of approximately $5.25 billion, of which $82.1 million was related to product sales and $2.84 billion was related to customer deposits for the future supply of our COVID-19 vaccine. We use this capital to fund operations and investing activities for technology creation, drug discovery and clinical development programs, infrastructure and capabilities to enable our research engine and early development engine (which includes our Moderna Technology Center), our digital infrastructure, creation of our portfolio of intellectual property, acquisition of key raw materials and supplies to support our commercial production quantities, development of a commercial team, expansion into global markets and administrative support.

Since our inception, we have incurred significant operating losses. Our net losses were $747.1 million, $514.0 million and $384.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, our accumulated deficit was $2.24 billion.

For the foreseeable future, we may continue to incur significant expenses in connection with our ongoing activities, including as we:

•continue our platform research and drug discovery and development efforts;
•conduct clinical trials for our investigational medicines;
•manufacture our COVID-19 vaccine;
•manufacture clinical trial materials and develop large-scale manufacturing capabilities;
•seek regulatory approval for our investigational medicines;
•maintain, expand, and protect our intellectual property;
•hire additional personnel to support our program development effort to obtain regulatory approval and secure additional facilities for operations;
•build up our commercial operations and organization; and
•continue to operate as a public company.

If we seek to obtain regulatory approval for and commercialize further of our investigational medicines, we expect to incur significant commercialization expenses, which include establishing a sales, marketing, manufacturing, and distribution infrastructure globally. As a result, we may need substantial additional funding to support our continued operations and pursue our growth strategy in addition to our product sales. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be required to finance our operations through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution, and licensing arrangements. We may not be able to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our programs. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

The COVID-19 pandemic impacted certain of our business operations. For instance, we are experiencing disruptions in the conduct of certain of our clinical trials, including our ability to initiate and complete our clinical trials within the originally anticipated timelines. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may or continue to be paused or delayed. While to date we have not experienced significant disruptions in our supply chain and distribution, an extended duration of this pandemic could result in such disruptions in the future.

Financial Operations Overview

Revenue

The following table summarizes revenue for each period presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenue:
Grant revenue	$528,905	$12,173	$12,556
Product sales	199,872	—	—
Collaboration revenue	74,618	48,036	122,512
Total revenue	$803,395	$60,209	$135,068

We began to record product sales for our COVID-19 vaccine subsequent to its authorization for emergency use by the FDA and Health Canada in December 2020. For the year ended December 31, 2020, we recognized $199.9 million of product sales from sales of our COVID-19 vaccine.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

The following table summarizes collaboration revenue for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
BARDA	$521,652	$7,608	$6,736
Other grant revenue	7,253	4,565	5,820
Total grant revenue	$528,905	$12,173	$12,556

Grant revenue from BARDA increased significantly in 2020, as a result of an award to accelerate development of our COVID-19 vaccine.

The following table summarizes collaboration revenue for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Collaboration revenue:
AstraZeneca	$32,624	$5,233	$45,993
Merck	26,076	36,608	66,082
Vertex	15,505	6,195	10,437
Other	413	—	—
Total collaboration revenue	$74,618	$48,036	$122,512

We expect our product sales to significantly increase in 2021. As of December 31, 2020, we had signed supply agreements of approximately $11.65 billion for the future supply of our COVID-19 vaccine and had deferred revenue of $3.80 billion associated with customer deposits received or billable under these agreements. Additional supply agreements have been agreed upon since December 31, 2020, and others are under discussion for 2021 and 2022 deliveries. In addition, we expect to continue to receive funding from our contract with BARDA. As of December 31, 2020, the remaining available funding net of revenue earned was $444.3 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the independent development of our mRNA medicines and pursuant to our strategic alliances and other factors.

We expect to continue to incur significant expenses as we continue our research and development and commercialization efforts. We expect our programs to mature and advance to later stage clinical development, and we expect expenses to increase as we seek regulatory approvals for our investigational medicines and commercialize any approved mRNA medicines. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may incur losses in the future.

Cost of Sales

Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial product. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, and final formulation and packaging costs. Cost of Sales also includes shipping costs and royalties payable to third parties based on sales of our products.

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

The following table reflects our research and development expenses, including direct program specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Program expenses by modality:
Prophylactic vaccines	$707,150	$47,650	$25,404
Cancer vaccines	29,440	44,003	35,891
Intratumoral immuno-oncology	8,755	17,607	15,405
Systemic secreted and cell surface therapeutics	1,503	11,240	18,207
Localized regenerative therapeutics	4	3,326	91
Systemic intracellular therapeutics	20,982	33,360	45,695
Total program-specific expenses by modality (1)	767,834	157,186	140,693
Other research and development expenses:
Discovery programs	55,601	55,376	34,643
Platform research	93,501	91,097	91,720
Technical development and unallocated manufacturing expenses	279,489	85,304	83,117
Shared discovery and development expenses	117,759	59,087	44,250
Stock-based compensation	56,155	48,259	37,659
Other expenses(2)	—	—	22,000
Total research and development expenses	$1,370,339	$496,309	$454,082
__________
(1)Includes a total of 21 development candidates at each of December 31, 2020, 2019 and 2018. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.
(2)Relates to an in-licensing agreement entered into in June 2017 with Cellscript, LLC to sublicense certain patent rights.

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

As we continue to progress mRNA-1273 through the development process toward a Biologics License Application approval and indication expansion of mRNA-1273 during the current pandemic, we expect to continue to incur significant additional expenses. At this time, the magnitude of these potential expenditures is not known. In connection with the BARDA agreement to accelerate development of mRNA-1273, significant grant revenue and expenses are expected in 2021. BARDA's funding is expected to offset those expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA.

Changes in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development, such as our CMV vaccine (mRNA-1647) and our COVID-19 vaccine, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to continue to increase in the foreseeable future as our investigational medicines progress through the development phases and identify and develop additional programs. There are numerous factors associated with the successful commercialization of any of our investigational medicines, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time due to the early stage of development of our investigational medicines. Moreover, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

Selling, general and administrative expenses

We started to incur sales and marketing expenses in the fourth quarter of 2020 to prepare for commercial operations in connection with the sale of our COVID-19 vaccine. Selling, general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for executives, finance, legal, human resources, business development and other administrative and operational functions, professional fees, accounting and legal services, information technology and facility-related costs, and expenses associated with obtaining and maintaining intellectual property, or IP. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program. Selling, general and administrative expenses, including IP-related expenses, totaled $188.3 million, $109.6 million and $94.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. IP-related expenses, including our internal personnel-related costs, were $13.5 million, $13.4 million and $11.9 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

We anticipate selling, general and administrative expenses will increase as we continue to expand the number of programs in development and prepare for the establishment of commercial activities both within and outside the United States. We have already incurred additional expenses related to building out a regulatory, sales and marketing team to support the sale, marketing and distribution of our COVID-19 vaccine. If we obtain regulatory approval for any of our investigational medicines, and do not enter into one or more third-party commercialization collaboration and manufacturing arrangements, we will incur significant additional expenses related to building out these functions.

We have a broad IP portfolio covering our development and commercialization of mRNA vaccine and therapeutic programs, including those related to mRNA design, formulation, and manufacturing platform technologies. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our IP are expensed as incurred, and are classified as selling, general and administrative expenses.

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

Revenue recognition

Product Sales

Product sales are associated with our COVID-19 vaccine supply agreements with the U.S. Government and international government agencies. These agreements generally do not provide provisions for various forms of variable consideration, such as discounts, rebates or returns. We recognize revenue from product sales, using the five-step model under ASC 606, based on the fixed price per dose according to the contracts when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory.

Collaboration Revenue

Our alliances with strategic collaborators typically contain multiple elements, including research and other licenses, options to obtain development and commercialization rights, research and development services, obligations to develop and manufacture preclinical and clinical material, and options to obtain additional research and development services and preclinical and clinical material. Such arrangements provide for various types of payments to us, including upfront fees, funding of research and development services and preclinical and clinical material, technical, development, regulatory, and commercial milestone payments, licensing fees, option exercise fees, and royalty and earnout payments on product sales. Such payments are often not commensurate with the timing of revenue recognition and therefore result in deferral of revenue recognition.

We analyze our collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606 (Revenue from Contracts with Customers).

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

Prelaunch Inventory

Prior to an initial regulatory approval for our investigational medicines, we expense costs relating to raw materials and production of inventory as research and development expense in our consolidated statements of operations, in the period incurred. When we believe regulatory approval and subsequent commercialization of our investigational medicines is probable, and we also expect future economic benefit from the sales of the investigational medicines to be realized, we will then capitalize the costs of production as inventory.

Upon the authorization of distribution and use of our COVID-19 vaccine under an EUA in December 2020, we began to capitalize inventory costs associated with our COVID-19 vaccine, as it was determined that inventory costs incurred subsequent to the EUA had a probable future economic benefit.

Research and development costs

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, a significant portion of which are clinical study expenses conducted by third-party service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us in arrears for services performed or when contractual milestones are met. Examples of estimated accrued research and development expenses include fees paid to:

•CROs to conduct our clinical trials;
•investigative sites in connection with clinical trials;
•vendors for laboratory services, supplies, and distribution of materials in connection with clinical trials; and
•vendors in connection with preclinical development activities.

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

Income taxes

We account for income taxes based on an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, we continued to maintain a full valuation allowance against all of our deferred tax assets based on management’s evaluation of all available evidence, including our history of incurring significant losses from operations. We will continue to monitor the realizability of our deferred tax assets as we may generate profits in 2021 if we are able to fulfill our obligations under the supply agreements for our COVID-19 vaccine. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability. We may become subject to income tax audits and adjustments by local tax authorities. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following tables summarize our consolidated statements of operations for each period presented (in thousands):

	Years Ended December 31,		Change 2020 vs. 2019
	2020	2019	Change	%
Revenue:
Grant revenue	$528,905	$12,173	$516,732	4,245%
Product sales	199,872	—	199,872	100%
Collaboration revenue	74,618	48,036	26,582	55%
Total revenue	803,395	60,209	743,186	1,234%
Operating Expenses:
Cost of sales	7,933	—	7,933	100%
Research and development	1,370,339	496,309	874,030	176%
Selling, general and administrative	188,267	109,620	78,647	72%
Total operating expenses	1,566,539	605,929	960,610	159%
Loss from operations	(763,144)	(545,720)	(217,424)	40%
Interest income	24,715	38,530	(13,815)	(36)%
Other expense, net	(6,084)	(7,526)	1,442	(19)%
Loss before provision for (benefit from) income taxes	(744,513)	(514,716)	(229,797)	45%
Provision for (benefit from) income taxes	2,551	(695)	3,246	(467)%
Net loss	$(747,064)	$(514,021)	$(233,043)	45%

	Years Ended December 31,		Change 2019 vs. 2018
	2019	2018	Change	%
Revenue:
Grant revenue	$12,173	$12,556	$(383)	(3)%
Collaboration revenue	48,036	122,512	(74,476)	(61)%
Total revenue	60,209	135,068	(74,859)	(55)%
Operating Expenses:
Research and development	496,309	454,082	42,227	9%
General and administrative	109,620	94,252	15,368	16%
Total operating expenses	605,929	548,334	57,595	11%
Loss from operations	(545,720)	(413,266)	(132,454)	32%
Interest income	38,530	27,023	11,507	43%
Other (expense) income, net	(7,526)	1,835	(9,361)	(510)%
Loss before (benefit from) provision for income taxes	(514,716)	(384,408)	(130,308)	34%
(Benefit from) provision for income taxes	(695)	326	(1,021)	(313)%
Net loss	$(514,021)	$(384,734)	$(129,287)	34%

Revenue

Total revenue increased by $743.2 million, or 1,234% in 2020, due to increases in grant revenue, product sales and collaboration revenue. Grant revenue increased by $516.7 million, or 4,245% in 2020, mainly due to an increase in revenue from BARDA related to our COVID-19 vaccine development in 2020. Product revenue was $199.9 million in 2020 from sales of our COVID-19 vaccine subsequent to the authorization by the FDA and Health Canada for emergency use in December 2020. Collaboration revenue increased by $26.6 million, or 55% in 2020, primarily due to increased revenue from AstraZeneca and Vertex attributable to a change in estimated costs for our future performance obligations under the collaboration agreement with AstraZeneca and an increase in reimbursable costs under the collaboration agreement with Vertex, partially offset by a decrease in revenue from Merck.

Total revenue decreased by $74.9 million, or 55% in 2019, primarily due to decrease in collaboration revenue. Collaboration revenue decreased by $74.5 million, or 61% in 2019, mainly due to decreased revenue across all our strategic alliances, particularly AstraZeneca and Merck, largely driven by our adoption of ASC 606 and the completion of the initial four-year research period under the 2016 Merck Agreement. Grant revenue remained relatively flat in 2019. There was a decrease in revenue from DARPA as the research and development activities under the DARPA awards were substantially concluded at the end of 2018, offset by increases in revenue from the Gates Foundation and BARDA.

Operating expenses

Cost of sales

We began capitalizing our COVID-19 vaccine inventory costs in December 2020, in connection with an Emergency Use Authorization from the FDA and an Interim Order from Health Canada for use of our COVID-19 vaccine, and based upon our expectation that these costs would be recoverable through commercialization of mRNA-1273. Prior to the capitalization of our COVID-19 vaccine inventory costs, such costs were recorded as research and development expenses in the period incurred. We expensed $242.0 million of pre-launch inventory costs in 2020. Our cost of sales were $7.9 million, or 4.0% of our product sales, in 2020, comprised of third-party royalties of $6.9 million and shipping and handling costs of $1.0 million as the associated inventory costs were expensed previously. If inventory sold during 2020 was valued at cost, our cost of sales for 2020 would have been $62.4 million, or 31.2% of our product sales. At December 31, 2020, we had $187.5 million of zero-cost COVID-19 vaccine inventory that we expect to sell prior to March 31, 2021. We expect our cost of sales as a percentage of our product sales will increase, reflecting the full cost of manufacturing, subsequent to the utilization of our zero-cost mRNA-1273 inventory.

Research and development expenses

Research and development expenses increased by $874.0 million, or 176% in 2020. The increase was primarily attributable to an increase in clinical trial expenses of $321.2 million, an increase in manufacturing expenses of $301.7 million, an increase in personnel related costs of $105.2 million, an increase in technology and facility related expenses of $74.2 million, and an increase in consulting and outside services of $60.7 million. The increase in 2020 was largely attributable to mRNA-1273 clinical development and pre-launch inventory buildup prior to the authorization from the FDA. The increase in personnel related costs was primarily driven by an increase in the number of employees supporting our mRNA-1273 development activities as well as other research and development programs.

Research and development expenses increased by $42.2 million, or 9% in 2019. The increase was primarily attributable to an increase in personnel related costs of $37.4 million, an increase in clinical trial and manufacturing costs of $16.9 million, and an increase in stock-based compensation of $10.6 million. The increases were partially offset by a decrease in in-licensing costs of $22.0 million related to in-licensing agreements executed in 2017 with Cellscript, LLC and its affiliate mRNA RiboTherapeutics, Inc. (Cellscript) to sublicense certain patent rights, and a decrease in lab supplies and materials of $8.2 million. The increases in personnel related costs and stock-based compensation were largely driven by an increase in the number of employees supporting our research and development programs. The in-licensing costs decreased in 2019 as the sublicense grant fees were fully recognized at the end of 2018.

We expect that research and development expenses will increase as we continue to progress mRNA-1273 through the development process toward a BLA approval and indication expansion during the current pandemic, and continue to develop our pipeline and advance our product candidates into later-stage development. In addition, we also expect to incur significant costs related to the development of new generations of our COVID-19 vaccine designed to address new variants of the virus.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $78.6 million, or 72% in 2020. The increase was mainly due to an increase in personnel related costs of $30.9 million, an increase in consulting and outside services of $26.9 million, and an increase in legal and other licensing expenses of $14.2 million. The increases in personnel costs and consulting and outside services were primarily attributable to increased headcount and mRNA-1273 vaccine candidate commercialization-related activities.

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

We expect that selling, general and administrative expenses will increase in 2021 as compared to 2020 as we continue to expand the number of programs and our business operations, and continue to build out our global commercial, regulatory, sales and marketing infrastructure to support the commercialization of our COVID-19 vaccine.

Interest income

Interest income generated from our investments in marketable securities decreased by $13.8 million, or 36%, in 2020, mainly attributable to an overall lower interest rate.

Interest income generated from our investments in marketable securities increased by $11.5 million, or 43%, in 2019, mainly driven by a higher weighted average balance of cash and investments, primarily from the net proceeds of our IPO.

Other (expense) income, net

The following tables summarizes other (expense) income, net for each period presented (in thousands):

	Years Ended December 31,		Change 2020 vs. 2019
	2020	2019	Change	%
Gain on investments	$1,301	$323	$978	303%
Interest expense	(9,886)	(6,612)	(3,274)	50%
Other income (expense), net	2,501	(1,237)	3,738	(302)%
Total other expense, net	$(6,084)	$(7,526)	$1,442	(19)%

	Years Ended December 31,		Change 2019 vs. 2018
	2019	2018	Change	%
Gain on investments	$323	$31	$292	942%
Interest expense	(6,612)	(3,096)	(3,516)	114%
Other (expense) income, net	(1,237)	4,900	(6,137)	(125)%
Total other (expense) income, net	$(7,526)	$1,835	$(9,361)	(510)%

Total other expense, net decreased by $1.4 million, or 19% in 2020. The decrease was primarily due to an increase in foreign currency gains and a reclassification of other income in 2020, offset by a higher interest expense driven by a new finance lease commenced in 2020 for a laboratory and office space, Moderna Technology Center North (MTC North). Please refer to Note 11 to our consolidated financial statements.

Total other expense, net increased by $9.4 million in 2019. The increase was mainly attributable to a one-time $7.0 million cash receipt in 2018 as consideration for the waiver of a third party's previously negotiated commitment, and higher interest expense in 2019 of $3.5 million related to our financing lease liabilities. We started recording the interest expense in July 2018 upon the completion of our Moderna Technology Center manufacturing facility, or MTC South. Please refer to Note 11 to our consolidated financial statements.

Provision for (benefit from) income taxes

There was a tax provision of $2.5 million in 2020, primarily related to foreign income taxes. There were no significant income tax benefits or provisions in 2019 and 2018.

Liquidity and capital resources

We have historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. During 2020, we entered into supply agreements with the U.S. Government and several governmental agencies outside the United States for the supply of mRNA-1273, our COVID-19 vaccine, and received upfront deposits of $2.92 billion, of which $82.1 million was recognized as product sales. In addition, we raised $1.85 billion in total through two public equity offerings in 2020. As of December 31, 2020, we had cash, cash equivalents and investments of $5.25 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities are stated at fair value. As of December 31, 2020, we had current and non-current investments of approximately $1.98 billion and $0.64 billion, respectively.

We began construction of our MTC South facility, in the second half of 2016 and completed construction in 2019. In the second quarter of 2019, we entered into an additional lease for office and laboratory space nearby for our MTC North facility and construction on this facility began in 2019, and is continuing. Our capital expenditures related to our MTC facilities were $46.6 million, $3.9 million and $86.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash disbursements related to our MTC facilities were $41.7 million, $14.6 million and $94.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In February 2020, we completed a public equity offering of 30,263,158 shares of common stock, including exercise of the underwriters' option over-allotment option, at a price of $19.00 per share. The aggregate net proceeds from the offering were $549.5 million, net of underwriting discounts, commissions and offering expenses.

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

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$2,026,971	$(458,968)	$(330,865)
Investing activities	(1,671,928)	(14,945)	(373,094)
Financing activities	2,033,193	51,121	1,226,842
Net increase (decrease) in cash and cash equivalents	$2,388,236	$(422,792)	$522,883

Operating activities

We derive cash flows from operations primarily from cash collected from customer deposits related to our COVID-19 vaccine supply agreements as well as certain government-sponsored and private organizations and strategic alliances. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. Prior to 2020, we have historically experienced negative cash flows from operating activities as we have invested in our mRNA technologies, development pipeline, digital infrastructure, manufacturing technology, and infrastructure.

Net cash provided by operating activities in 2020 was $2.03 billion and consisted of net loss of $747.1 million less non-cash adjustments of $197.0 million, plus a net change in assets and liabilities of $2.58 billion. Non-cash items primarily included stock-based compensation of $93.0 million, leased assets expensed of $62.3 million, depreciation and amortization of $31.3 million, and amortization of investment premiums and discounts of $10.2 million. The net change in assets and liabilities was primarily due to an increase in deferred revenue of $3.84 billion, an increase in accrued liabilities of $388.4 million, an increase in accounts payable of $11.9 million, and an increase in operating lease liabilities of $11.8 million, partially offset by an increase in accounts receivable of $1.39 billion, an increase in prepaid expenses and other assets of $241.0 million, an increase of inventory of $46.5 million, and an increase in operating lease right-of-use assets of $10.5 million.

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

Net cash used in investing activities in 2020 was $1.67 billion, which included purchases of marketable securities of $2.96 billion and purchases of property and equipment of $67.4 million, partially offset by proceeds from maturities of marketable securities of $1.14 billion and proceeds from sales of marketable securities of $214.7 million.

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

Financing activities

We generated cash from financing activities of $2.03 billion in 2020, primarily from net proceeds from equity offerings of $1.85 billion, net proceeds from the issuance of common stock through our equity plans of $179.6 million, and proceeds from the purchase of common stock under our employee stock purchase plan of $7.0 million.

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

Operation and funding requirements

Since our inception, we have incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We have an accumulated deficit of $2.24 billion and $1.50 billion as of December 31, 2020 and 2019, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on mRNA-1273 will require significant cash outflows during 2021, most of which may not be reimbursed or otherwise paid for by our partners or collaborators.

We believe that our cash, cash equivalents, and investments as of December 31, 2020, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including expenses related to the ongoing coronavirus pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be required to finance future cash needs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, potential future strategic alliances from which we receive upfront fees, milestone payments, and other forms of consideration, and marketing, manufacturing, distribution and licensing arrangements. If we are required to finance future cash needs, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our investigational medicines, or slow down or cease work on one or more of our programs. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or investigational medicines or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition, and prospects.

Off balance sheet arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual obligations and commitments
The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$173,747	$15,492	$31,921	$32,735	$93,599
Financing leases (1)	513,312	36,579	23,902	24,772	428,059
Purchase obligations (2)	686,472	677,539	8,855	78	—
Total contractual cash obligations (1)	$1,373,531	$729,610	$64,678	$57,585	$521,658
_______

(1)The amounts in the table include a total payment of $338.9 million associated with our MTC South and MTC North leases for the optional lease extension periods. For accounting purpose, a lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Please refer to Note 11 to our consolidated financial statements.
(2)The amounts represent non-cancelable fixed payment obligations related to purchases of raw materials, contract manufacturing services, clinical services and other goods or services in the normal course of business.

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our personalized mRNA cancer vaccines, or PCV, collaboration and license agreement with Merck, we are committed to perform certain research, development, and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million as of December 31, 2020. Please refer to Note 5 to the consolidated financial statements. The expenses we expect to incur as part of our commitments under the PCV and other collaboration agreements were not included in the above table as we are not able to determine the timing and amounts of such expenses.

We have agreements with certain vendors for various services, including services related to clinical operations and support and contract manufacturing, which we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. At December 31, 2020, we had cancelable open purchase orders of $896.9 million in total under such agreements for our clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2020, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the cancelable open purchase order amounts of $896.9 million.

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
Our primary exposure to market risk relates to changes in interest rates. As of December 31, 2020 and 2019, we had cash, cash equivalents, restricted cash, and investments in marketable securities of $5.25 billion and $1.26 billion, respectively. Our investment portfolio comprises money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper), which are classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to have very low risk exposure. We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates.

Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels at December 31, 2020 and 2019, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.
Foreign Currency Risk

Our revenue generating activities and operations have been primarily denominated in U.S. dollars. As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a balance sheet hedging program.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign currency-denominated monetary assets and liabilities. Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. We believe the counterparties to our foreign currency forward contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

As of December 31, 2020, a hypothetical adverse movement of 10 percent in foreign currency exchange rates compared to the U.S. dollars across all maturities would have resulted in potential declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of approximately $36.5 million. We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged. We did not have any foreign currency hedge activities prior to 2020.

Item 8. Financial Statements and Supplementary Data
MODERNA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moderna, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration Revenue
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). The Company recognized $74.6 million in collaboration revenue for the year ended December 31, 2020.

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
Boston, Massachusetts
February 26, 2021

MODERNA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,623,850	$235,876
Investments	1,983,758	867,124
Accounts receivable	1,390,560	5,369
Inventory	46,527	—
Prepaid expenses and other current assets	252,152	19,403
Restricted cash	1,032	1,032
Total current assets	6,297,879	1,128,804
Investments, non-current	638,848	159,987
Property and equipment, net	296,889	201,495
Right-of-use assets, operating leases	90,201	86,414
Restricted cash, non-current	11,053	10,791
Other non-current assets	1,880	1,931
Total assets	$7,336,750	$1,589,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,359	$7,090
Accrued liabilities	469,591	67,652
Deferred revenue	3,867,193	63,310
Other current liabilities	33,665	5,063
Total current liabilities	4,388,808	143,115
Deferred revenue, non-current	177,419	138,995
Operating lease liabilities, non-current	97,421	93,675
Financing lease liabilities, non-current	109,874	38,689
Other non-current liabilities	1,853	138
Total liabilities	4,775,375	414,612
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 162,000,000 shares authorized at December 31, 2020 and 2019; 0 shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, par value $0.0001; 1,600,000,000 shares authorized as of December 31, 2020 and 2019; 398,787,678 and 336,536,985 shares issued and outstanding as of December 31, 2020 and 2019, respectively	40	34
Additional paid-in capital	4,801,849	2,669,426
Accumulated other comprehensive gain	3,004	1,804
Accumulated deficit	(2,243,518)	(1,496,454)
Total stockholders’ equity	2,561,375	1,174,810
Total liabilities and stockholders’ equity	$7,336,750	$1,589,422
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Grant revenue	$528,905	$12,173	$12,556
Product sales	199,872	—	—
Collaboration revenue	74,618	48,036	122,512
Total revenue	803,395	60,209	135,068
Operating expenses:
Cost of sales	7,933	—	—
Research and development	1,370,339	496,309	454,082
Selling, general and administrative	188,267	109,620	94,252
Total operating expenses	1,566,539	605,929	548,334
Loss from operations	(763,144)	(545,720)	(413,266)
Interest income	24,715	38,530	27,023
Other (expense) income, net	(6,084)	(7,526)	1,835
Loss before provision for (benefit from) income taxes	(744,513)	(514,716)	(384,408)
Provision for (benefit from) income taxes	2,551	(695)	326
Net loss	(747,064)	(514,021)	(384,734)
Reconciliation of net loss to net loss attributable to common stockholders:
Premium paid on repurchase of preferred stock	—	—	(4,127)
Cumulative preferred stock dividends	—	—	(12,996)
Net loss attributable to common stockholders	$(747,064)	$(514,021)	$(401,857)
Net loss per share attributable to common stockholders, basic and diluted	$(1.96)	$(1.55)	$(4.95)
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	381,333,059	330,802,136	81,114,183

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(747,064)	$(514,021)	$(384,734)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net of tax of $0, $1,148 and $0, for the years ended December 31, 2020, 2019 and 2018, respectively	2,501	3,447	(132)
Less: amounts recognized for net realized gain included in net loss	(1,301)	(323)	(31)
Total other comprehensive income (loss)	1,200	3,124	(163)
Comprehensive loss	$(745,864)	$(510,897)	$(384,897)

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except unit and share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	448,686,791	$1,176,661	65,206,999	$6	$71,679	$(1,157)	$(621,893)	$(551,365)
Vesting of restricted common stock	—	—	856,135	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $10,517	55,666,004	549,413	—	—	51	—	—	51
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $474	5,000,000	111,546	—	—	—	—	—	—
Repurchase of Series D redeemable convertible preferred stock	(269,180)	(704)	—	—	(2,009)	—	—	(2,009)
Repurchase of Series E redeemable convertible preferred stock	(544,100)	(3,355)	—	—	(2,118)	—	—	(2,118)
Exercise of options to purchase common stock	—	—	446,864	—	1,427	—	—	1,427
Conversion of redeemable convertible preferred stock into common stock	(508,539,515)	(1,833,561)	236,012,913	24	1,833,537	—	—	1,833,561
Proceeds of initial public offering, net of issuance costs of $41,322	—	—	26,275,993	3	563,023	—	—	563,026
Stock-based compensation	—	—	—	—	72,565	—	—	72,565
Other comprehensive loss, net of tax	—	—	—	—	—	(163)	—	(163)
Net loss	—	—	—	—	—	—	(384,734)	(384,734)
Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	328,798,904	$33	$2,538,155	$(1,320)	$(1,006,627)	$1,530,241
Vesting of restricted common stock and restricted stock units	—	—	621,432	—	—	—	—	—
Exercise of options to purchase common stock	—	—	6,945,306	1	47,258	—	—	47,259
Purchase of common stock under employee stock purchase plan	—	—	171,343	—	2,891	—	—	2,891
Transition adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	—	—	27,984	27,984
Transition adjustment from adoption of ASC 842 (Note 2)	—	—	—	—	—	—	(3,790)	(3,790)
Stock-based compensation	—	—	—	—	81,122	—	—	81,122
Other comprehensive income, net of tax	—	—	—	—	—	3,124	—	3,124
Net loss	—	—	—	—	—	—	(514,021)	(514,021)
Balance at December 31, 2019	—	$—	336,536,985	$34	$2,669,426	$1,804	$(1,496,454)	$1,174,810

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	336,536,985	$34	$2,669,426	$1,804	$(1,496,454)	$1,174,810
Proceeds of public offerings, net of issuance costs of $2,120	—	—	47,863,158	5	1,852,720	—	—	1,852,725
Vesting of restricted common stock	—	—	247,349	—	—	—	—	—
Exercise of options to purchase common stock	—	—	13,888,434	1	179,642	—	—	179,643
Purchase of common stock under employee stock option purchase plan	—	—	251,752	—	7,040	—	—	7,040
Stock-based compensation	—	—	—	—	93,021	—	—	93,021
Other comprehensive income, net of tax	—	—	—	—	—	1,200	—	1,200
Net loss	—	—	—	—	—	—	(747,064)	(747,064)
Balance at December 31, 2020	—	$—	398,787,678	$40	$4,801,849	$3,004	$(2,243,518)	$2,561,375

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(747,064)	$(514,021)	$(384,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	93,021	81,122	72,565
Depreciation and amortization	31,251	31,021	24,862
Leased assets expensed	62,286	—	—
Amortization/accretion of investments	10,185	(3,742)	(1,866)
Loss on disposal of property and equipment	238	316	891
Changes in assets and liabilities:
Accounts receivable	(1,385,191)	7,216	832
Inventory	(46,527)	—	—
Prepaid expenses and other assets	(241,041)	9,751	(5,289)
Right-of-use assets, operating leases	(10,542)	(5,664)	—
Accounts payable	11,875	(23,964)	15,017
Accrued liabilities	388,392	(3,362)	8,787
Deferred revenue	3,842,307	(44,119)	(65,260)
Deferred lease obligation	—	—	2,420
Operating lease liabilities	11,792	12,647	—
Other liabilities	5,989	(6,169)	910
Net cash provided by (used in) operating activities	2,026,971	(458,968)	(330,865)
Investing activities
Purchases of marketable securities	(2,956,295)	(1,145,226)	(1,227,709)
Proceeds from maturities of marketable securities	1,137,129	993,181	783,373
Proceeds from sales of marketable securities	214,686	168,654	177,008
Purchases of property and equipment	(67,448)	(31,554)	(105,766)
Net cash used in investing activities	(1,671,928)	(14,945)	(373,094)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	661,111
Proceeds from offerings of common stock, net of issuance costs	1,852,725	—	563,026
Repurchases of redeemable convertible preferred stock	—	—	(8,182)
Proceeds from issuance of common stock under equity plans	179,643	47,259	1,427
Proceeds from purchase of common stock under employee stock purchase plan	7,040	2,891	—
Charges to financing lease liabilities	(6,215)	971	—
Reimbursement of assets under financing lease obligation	—	—	11,635
Payments on financing lease obligation	—	—	(2,175)
Net cash provided by financing activities	2,033,193	51,121	1,226,842
Net increase (decrease) in cash, cash equivalents and restricted cash	2,388,236	(422,792)	522,883
Cash, cash equivalents and restricted cash, beginning of year	247,699	670,491	147,608
Cash, cash equivalents and restricted cash, end of year	$2,635,935	$247,699	$670,491
Supplemental cash flow information
Cash paid for income taxes	$572	$416	$294
Cash paid for interest	$8,528	$5,585	$2,998
Non-cash investing and financing activities
Issuance costs included in accounts payable and accrued liabilities	$—	$—	$2,638
Purchases of property and equipment included in accounts payable and accrued liabilities	$17,617	$4,676	$12,892
Leasehold improvements included in prepaid and other current assets	$—	$—	$10,089
Lease financing obligation	$—	$—	$10,089

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

We are a biotechnology company creating a new generation of transformative medicines based on messenger RNA (mRNA), to improve the lives of patients. mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane, or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology, and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing vaccines and therapeutics for infectious diseases, immuno-oncology, rare diseases, autoimmune and cardiovascular diseases, independently and with our strategic collaborators.

In December 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) and an Interim Order from Health Canada authorizing the Moderna COVID-19 vaccine (also referred to as mRNA-1273) in the U.S. and Canada.
Since inception, we have incurred significant net losses, which were $747.1 million, $514.0 million, and $384.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. On February 14, 2020 and May 21, 2020, we sold 30,263,158 and 17,600,000 shares of common stock at a price of $19.00 and $76.00 per share through public equity offerings, with aggregate net proceeds from the offering of $549.5 million and $1.30 billion, respectively, net of underwriting discounts, commissions and offering expenses. As of December 31, 2020, we had an accumulated deficit of $2.24 billion.

As of December 31, 2020, we had 21 mRNA development programs in our portfolio with 13 having entered the clinic. We expect to continue to incur significant expenses for the foreseeable future. If we seek to obtain regulatory approval for any of our investigational medicines, we expect to incur significant commercialization expenses. In addition, we anticipate that our expenses will increase significantly in connection with our development and commercializing our mRNA-1273 vaccine and ongoing activities to support our platform research, drug discovery and clinical development, including development of any new generations of vaccines against variants of SARS-CoV-2, infrastructure and Research Engine and Early Development Engine (which includes our Moderna Technology Center), digital infrastructure, creation of a portfolio of intellectual property, and administrative support. We may finance our future cash needs that exceed our operating costs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all.

We believe that our cash, cash equivalents, and investments as of December 31, 2020 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements. We are subject to numerous risks and uncertainties associated with pharmaceutical development and commercialization, and we are unable to predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, research and development expenses, income tax provisions, stock-based compensation, leases, derivative financial instruments, inventory, and useful lives of long-lived assets. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results that we experience may differ materially from our estimates. Significant estimates relied upon in preparing these financial statements include, among others, those related to fair value of equity awards, revenue recognition, research and development expenses, leases, fair value of financial instruments, useful lives of property and equipment, income taxes, and our valuation allowance on our deferred tax assets.

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

Revenue Recognition

On January 1, 2019, we adopted ASC 606 (Revenue from Contracts with Customers) using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2019. We recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting (ASC 605). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following five steps (the five-step model): (i) identify the contract(s) with our customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as each performance obligation is satisfied.

Our revenue is primarily generated through grants from government-sponsored and private organizations, product sales and collaboration arrangements.

Grant Revenue

We have contracts with Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS); the U.S. government’s Defense Advanced Research Projects Agency (DARPA); the Bill & Melinda Gates Foundation (Gates Foundation) and other government-sponsored and private organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs as well as a related profit margin. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the consolidated statements of operations as we have determined we are the primary obligor under the arrangements relative to the research and development services we perform as lead technical expert.

Collaboration Revenue

We account for a contract with a customer that is within the scope of ASC 606 using the five-step model. We account for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations; (ii) each party’s rights regarding the goods and/or services to be transferred can be identified; (iii) the payment terms for the goods and/or services to be transferred can be identified; (iv) the arrangement has commercial substance; and (v) collection of substantially all of the consideration to which we will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable. We also determine the term of the contract based on the period in which we and our customer have present and enforceable rights and obligations for purposes of identifying the performance obligations and determining the transaction price.

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

Product Sales

Product sales are associated with our COVID-19 vaccine supply agreements with the U.S. Government and international government agencies. These agreements generally do not provide provisions for various forms of variable consideration, such as discounts, rebates or returns. We recognize revenue from product sales, using the five-step model under ASC 606, based on the fixed price per dose according to the contracts when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory.

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

Cash, Cash Equivalents and Restricted Cash shown in the Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$2,623,850	$235,876
Restricted cash	1,032	1,032
Restricted cash, non-current	11,053	10,791
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,635,935	$247,699

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

We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit- related is recognized in other comprehensive (loss) income, net of applicable taxes.

Accounts Receivable and Allowance for Doubtful Accounts

We have accounts receivable amounts due from our product sales and related vaccine supply agreements and our grant agreements. We also have accounts receivable amounts due from strategic collaborators as a result of manufacturing and research and development services provided under collaboration arrangements, or milestones achieved, but not yet paid. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. To estimate the allowance for doubtful accounts, we make judgments about the creditworthiness of our customers based on ongoing credit evaluation and historical experience. There was no allowance for doubtful accounts at December 31, 2020, and 2019. There was no bad debt expense for the years ended December 31, 2020, 2019 or 2018.

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

Significant Customers

Our accounts receivable are generally unsecured and are from customers in different countries. We generated revenue from grants made by government-sponsored and private organizations, product sales to the U.S. Government and international government agencies, and to a lesser extent, strategic alliances in 2020. Historically, we generated revenue primarily from strategic alliances.

A significant portion of our revenue to date has been generated from the following entities that accounted for more than 10% of total revenue and accounts receivable for the periods presented:

	Percentage of Revenue Years Ended December 31,			Percentage of Accounts Receivable December 31,
	2020	2019	2018	2020	2019
Merck	*	61%	49%	*	13%
BARDA	65%	13%	*	22%	54%
Vertex	*	10%	*	*	17%
AstraZeneca	*	*	34%	*	*
U.S. Government (excluding BARDA)	24%	*	*	*	*
European Commission	*	*	*	28%	*
United Kingdom Government	*	*	*	11%	*
South Korea Government	*	*	*	24%	*
________
* - Represents an amount of less than 10%

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative depends on whether the derivative has been designated and qualifies for hedge accounting. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other (expense) income, net, in our consolidated statements of operations.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. FASB ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from our independent sources. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our cash equivalents and marketable securities are reported at fair value determined using Level 1 and Level 2 inputs (Note 6). The fair value of our foreign currency forward contracts is calculated using Level 2 inputs, which include currency spot rates, forward rates, interest rate curve and credit or non-performance risk (Note 7). We do not have any non-financial assets or liabilities that should be recognized or disclosed at fair value on a recurring basis at December 31, 2020, 2019 and 2018.

As of December 31, 2020 and 2019, we maintain letters of credit of $12.1 million and $11.8 million, respectively, related to our lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in our consolidated balance sheets.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. We periodically review the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the decline in value is first recognized through a charge to cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Prior to an initial regulatory approval for our investigational medicines, we expense costs relating to raw materials and production of inventory as research and development expense in our consolidated statements of operations, in the period incurred. When we believe regulatory approval and subsequent commercialization of our investigational medicines is probable, and we also expect future economic benefit from the sales of the investigational medicines to be realized, we will then capitalize the costs of production as inventory.

Upon the authorization of distribution and use of our COVID-19 vaccine under an EUA in December 2020, we began to capitalize inventory costs associated with our COVID-19 vaccine, as it was determined that inventory costs incurred subsequent to the EUA had a probable future economic benefit.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are described below:

Estimated Useful Life
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life of improvement or remaining life of related lease
Computer equipment and software	3 years
Internally developed software	3 years
Furniture, fixtures and other	5 years
Right of use asset, financing	Lease term

Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is recorded to other (expense) income, net.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which consist of property and equipment, to determine if facts and circumstances indicate that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected future undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If such review indicates that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. For the year ended December 31, 2020, we incurred $1.6 million of impairment expenses. We did not record any impairment expenses for the years ended December 31,2019 and 2018.

Leases

We adopted ASC 842 (Leases) on January 1, 2019 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. We elected the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. Therefore, we recognized the effects of applying ASC 842 as a cumulative-effect adjustment to accumulated deficit as of January 1, 2019, the effective date of this standard.

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

Cost of Sales

Cost of sales includes cost of raw materials, production, transportation, freight and indirect overhead costs associated with our product revenue during the period and third-party royalties on net sales of our product. Cost of sales also includes adjustments for excess and obsolete inventory to the extent management determines that the cost cannot be recovered based on estimates about future demand.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, prelaunch inventory costs, contract services, and other outside costs. The value of goods and services received from contract research organizations and contract manufacturing organizations in the reporting period are estimated based on the level of services performed, and progress in the period in cases when we have not received an invoice from the supplier.

Equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses, in research and development projects or otherwise, should be capitalized and depreciated as tangible assets. However, the costs of equipment or facilities that are acquired or constructed and intangibles that are purchased from others for a particular research and development project and that have no alternative future uses and therefore no separate economic values are considered research and development costs and are expensed when incurred. Certain equipment and leased facilities purchased for our COVID-19 vaccine program prior to the EUA from the FDA were deemed to have no alternative use. The related acquisition costs of such equipment and lease facilities of $109.6 million were charged to research and development expense for the year ended December 31, 2020. We did not recognize such expense for the years ended December 31, 2019 or 2018.

Patent Costs

Costs to secure, defend and maintain patents are expensed as incurred, and are classified as selling, general and administrative expenses due to the uncertainty of future benefits.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units (RSUs). We account for our stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. Most of our stock-based awards have been made to employees. We measure compensation cost for equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of our common stock on the grant date, including the expected term of the award, the expected volatility of our stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of our stock. Historically, for periods prior to our IPO, the fair value of the shares of common stock and common units underlying our stock-based awards were determined on each grant date by our board of directors based on valuation estimates from management considering our most recently available independent third-party valuation of our common stock. Our board of directors also assessed and considered, with input from management, additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the grant date. The grant date fair value of RSUs is estimated based on the fair value of our underlying common stock. For performance-based stock awards, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method when achievement is probable. We classify stock-based compensation expense in our consolidated statement of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

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

Net Loss per Share Attributable to Common Stockholders

We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock were converted into common stock.
We calculate diluted net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of restricted common stock and stock options that are outstanding during the period. We have generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss) for the period. Other comprehensive income (loss) mainly consists of unrealized gains and losses on our investments. Total comprehensive income (loss) for all periods presented have been disclosed in the consolidated statements of comprehensive loss.

The components of accumulated other comprehensive gain (loss) for the years ended December 31, 2020 and 2019 are as follows (in thousands):

Unrealized Gain on Available-for-Sale Debt Securities
Accumulated other comprehensive loss, balance at December 31, 2018	$(1,320)
Other comprehensive income	3,124
Accumulated other comprehensive gain, balance at December 31, 2019	1,804
Other comprehensive income	1,200
Accumulated other comprehensive gain, balance at December 31, 2020	$3,004

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

3. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56.4 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing vaccines and therapeutics. As of December 31, 2020, the committed funding, net of revenue earned was $4.6 million, with an additional $51.4 million available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with BARDA for an award of up to $483.3 million to accelerate development of mRNA-1273, our vaccine candidate against COVID-19. In July 2020, we amended our agreement with BARDA to provide for an additional commitment of up to $471.6 million to support late-stage clinical development of mRNA-1273, including the execution of a 30,000 participant Phase 3 study in the U.S. The amendment increased the maximum award from BARDA from $483.3 million to $954.9 million. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure. All contract options have been exercised. As of December 31, 2020, the remaining available funding net of revenue earned was $444.3 million.

In September 2016, we received an award of up to $125.8 million from BARDA, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of December 31, 2020, the remaining available funding net of revenue earned was $70.8 million, with an additional $8.4 million available if the final contract option is exercised.

In January 2016, we entered a global health project framework agreement with the Gates Foundation to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of December 31, 2020, the available funding net of revenue earned was $11.4 million, with up to an additional $80.0 million available if additional follow-on projects are approved.
The following tables summarize grant revenue and deferred grant revenue for and as of the periods presented (in thousands):

	Years Ended
	2020	2019	2018
BARDA	$521,652	$7,608	$6,736
Other grant revenue	7,253	4,565	5,820
Total grant revenue	$528,905	$12,173	$12,556

	December 31,
	2020	2019
Deferred grant revenue	$5,261	$2,777

4. Product Sales

In December 2020, we began selling our COVID-19 vaccine to the U.S. Government and international government agencies. Under the supply agreements with these government agencies, we received or billed for upfront deposits for our future vaccine supply, which are initially recorded as deferred revenue. We recognize revenue based on the fixed price per dose when control of the product has transferred and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory.

Product sales by customer geographic location was as follows (in thousands):

Year Ended December 31, 2020
United States	$193,630
Rest of world	6,242
Total	$199,872

There were no product sales in 2019 and 2018. We had one commercial product, our COVID-19 vaccine, authorized for use as of December 31, 2020.

As of December 31, 2020, we had deferred revenue of $3.80 billion related to customer deposits, classified as current deferred revenue in our consolidated balance sheet. Timing of product manufacturing, delivery and receipt of marketing approval will determine the period in which revenue is recognized.

5. Collaboration Agreements
The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in thousands):

	Years Ended December 31,
Collaboration Revenue by Strategic Collaborator:	2020	2019	2018 (1)
Merck	$26,076	$36,608	$66,082
AstraZeneca	32,624	5,233	45,993
Vertex	15,505	6,195	10,437
Other	413	—	—
Total collaboration revenue	$74,618	$48,036	$122,512

________
(1) Under ASC 605

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the year ended December 31, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	December 31, 2020
Contract Assets:
Accounts receivable	$1,972	$120,821	$(117,249)	$5,544
Contract Liabilities:
Deferred revenue	$199,528	$121,882	$(81,228)	$240,182

During the year ended December 31, 2020, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements (in thousands):

Revenue recognized in the period from:	Year Ended December 31, 2020
Amounts included in contract liabilities at the beginning of the period (1)	$72,863
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	8,366

______________
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

As of December 31, 2020, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $327.7 million.

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

As of the effective date of the 2013 AZ Agreements, AstraZeneca acquired forty options that it may exercise to obtain exclusive rights to clinically develop and commercialize identified development candidates (and related back-up candidates) directed to specified targets that arise during the research and evaluation period. During the research and evaluation period for research candidates under the 2013 AZ Agreements, AstraZeneca could have elected to designate a limited number of research candidates as development candidates in order to continue preclinical development on such development candidates (and related back-up candidates). From such pool of development candidates designated by AstraZeneca, during a specified option exercise period, AstraZeneca could have then exercised one of its options to obtain exclusive rights to clinically develop and commercialize an identified development candidate (and related back-up candidates). If AstraZeneca did not exercise one of its options to acquire exclusive rights to clinically develop and commercialize a particular development candidate during the defined option exercise period for such development candidate, AstraZeneca’s rights to exercise an option and other rights granted under the 2013 AZ Agreements with respect to such development candidate (and related back-up candidates) would terminate, all rights to exploit such development candidate (and related back-up candidates) would be returned to us and all data and results generated by AstraZeneca with respect to such development candidate (and related back-up candidates) would be either assigned or licensed to us. Upon the earlier of termination of the 2013 AZ Agreements for any reason and a specified anniversary of the effective date of the 2013 AZ Agreements, all exercised options, and the right to exercise any and all options if not previously exercised by AstraZeneca, would automatically terminate. On a target-by-target basis, we and AstraZeneca agreed to certain defined exclusivity obligations under the 2013 AZ Agreements with respect to the research, development and commercialization of mRNA medicines for such target.

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

Accounting Treatment

Combined 2018 AZ Agreements

The 2013 Agreements, as amended by the 2018 A&R Agreements, and the 2016 AZ Agreement, referred to as the Combined 2018 AZ Agreements, are treated as a single agreement for accounting purposes as these agreements were negotiated in contemplation of each other. The Combined 2018 AZ Agreements represent a transaction with a customer and therefore is accounted for in accordance with ASC 606. We identified the following performance obligations in the Combined 2018 AZ Agreements: (i) a combined performance obligation that includes a research license, research and development pool services, and manufacturing obligations related to the 2013 AZ Agreements, as amended by the 2018 A&R Agreements, collectively referred to as the Combined 2018 AZ Agreement Performance Obligation, (ii) preclinical development services for IL-12, (iii) preclinical development services for an oncology development target, (iv) a combined performance obligation for a development and commercialization license and manufacturing obligations for IL-12, and (v) a material right to receive development and commercialization rights and manufacturing services for an oncology development target.

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	December 31,
Combined 2018 AZ Agreements:	2020	2019
Upfront payments	$240,000	$240,000
Sublicense reimbursement	1,000	1,000
Toxicity milestone payment	60,000	60,000
Competition milestone payment	60,000	60,000
Estimated reimbursement for IL-12 manufacturing obligations	35,830	40,782
Total	$396,830	$401,782

We utilize the most likely amount method to determine the amount of reimbursement for IL-12 manufacturing obligations to be received. We determined that any sales-based royalties related to IL-12 will be recognized when the related sales occur as they were determined to relate predominately to the license granted and therefore have been excluded from the transaction price. In addition, we are eligible to receive future milestones and royalties on future commercial sales for optioned product candidates under the 2018 A&R Agreements and future royalties under the 2016 Agreement; however, these amounts are not considered variable consideration under the Combined 2018 Agreements as we are only eligible to receive such amounts if AstraZeneca exercises its options (including certain options that are deemed to be material rights). We have concluded that the exercise of an optioned product candidate represents a separate transaction under ASC 606. We re-evaluate the transaction price at the end of each reporting period. There was a $5.0 million decrease to the transaction price during the year ended December 31, 2020, resulting from a change in estimate of variable consideration.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
Combined 2018 AZ Agreements:	December 31, 2020
Combined 2018 AZ Agreement performance obligation	$293,223
Preclinical development service - IL-12	8,133
Preclinical development service - oncology development target	8,133
Development and commercialization license and manufacturing obligation	85,750
Material right to receive development and commercialization rights	1,591
Total	$396,830
Remaining unsatisfied performance obligation	$87,225

As of December 31, 2020, $77.5 million of the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through December 31, 2029 and $9.7 million is expected to be recognized as revenue at the earlier of expiration or modification of the Combined 2018 AZ Agreement.

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

We recognize revenue for the Combined 2018 AZ Agreement Performance Obligation by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to this combined performance obligation. We also estimate the development plan, including expected demand from AstraZeneca, and the associated costs for this combined performance obligation, as we will satisfy this combined performance obligation as the manufacturing services are performed. Management has applied significant judgment in the process of developing our budget estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Combined AZ Agreements	$18,371	$4,650	$45,393

The revenue recognized for the year ended December 31, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the period, including a cumulative catch-up adjustment of $12.5 million due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue at period end, which is classified as current or non-current in the consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred (in thousands):

	December 31,
	2020	2019
Combined AZ Agreements	$57,192	$73,669

2016 VEGF Exercise

We concluded that the 2016 VEGF Exercise should be treated as a separate transaction for accounting purposes, represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. We identified one performance obligation in this arrangement which is comprised of the exclusive license to develop and commercialize VEGF and the manufacturing of clinical supply. We concluded that the VEGF license is not distinct from the manufacturing obligations because AstraZeneca cannot fully exploit the value of the license without receipt of such supply. This is due to limitations inherent in the licenses conveyed wherein AstraZeneca does not have the contractual right to manufacture during the term of the agreement.

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	December 31,
2016 VEGF Exercise:	2020	2019
Option exercise fee	$10,000	$10,000
Milestone payment	30,000	30,000
Sublicense reimbursement	2,250	2,250
Estimated reimbursement for clinical supply	18,062	15,621
Total	$60,312	$57,871

We are eligible to receive future milestones and royalties on future commercial sales under this arrangement. We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received and the amount of estimated reimbursement for clinical supply. As of December 31, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or AstraZeneca’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. When a milestone payment is included in the transaction price in the future, it is recognized as revenue based on the relative completion of the underlying performance obligation. There was a $2.4 million increase to the transaction price during the year ended December 31, 2020, resulting from a change in estimate of variable consideration.

The following table summarizes the total transaction price allocated to the single performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
December 31, 2020
2016 VEGF Exercise combined performance obligation	60,312
Remaining unsatisfied performance obligation	41,877

As of December 31, 2020, the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through December 31, 2025.

We recognize revenue related to the amount of the transaction price allocated to the VEGF Exercise performance obligation based on the point in time upon which control of supply is transferred to AstraZeneca for each delivery of the associated supply.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
2016 VEGF Exercise	$14,253	$583	$—

The revenue recognized for the year ended December 31, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance obligation during the period, offset by a cumulative catch-up adjustment of $0.4 million due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue at period end, which is classified as current or non-current in the consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred (in thousands):

	December 31,
	2020	2019
2016 VEGF Exercise	$29,335	$41,266

Merck – Strategic Alliances in Infectious Diseases and Cancer Vaccines

2015 Strategic Alliance with Merck – Infectious Disease

In January 2015, we entered into a Master Collaboration and License Agreement with Merck, which was amended in January 2016, June 2016, and May 2019, and which we refer to, as amended, as the 2015 Merck Agreement. Pursuant to the 2015 Merck Agreement, we and Merck agreed to research, develop, and commercialize potential mRNA medicines for the prevention of infections by RSV. The 2015 Merck Agreement was terminated on October 7, 2020, by mutual agreement, and the right to pursue the continued development and commercialization of product candidates and products, including RSV, reverted to us.

As a part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to conclude the collaboration as it relates to development of potential mRNA medicines for other viruses, including mRNA-1278 for the prevention of varicella zoster virus (VZV) infection. Pursuant to the 2015 Merck Agreement, Merck was primarily responsible for research, development, and commercialization activities and associated costs of such research and commercialization. We were responsible for designing and, at Merck's cost, manufacturing all mRNA constructs for preclinical and Phase 1 and Phase 2 clinical development purposes, and we were responsible for certain costs associated with the conduct of a Phase 1 clinical trial for a RSV vaccine product candidate (mRNA-1172).

We and Merck agreed to certain defined exclusivity obligations during the term of the 2015 Merck Agreement with respect to mRNA investigational medicines against RSV. As part of the May 2019 amendment of the 2015 Merck Agreement, we and Merck agreed to certain exceptions to the existing exclusivity obligations, pursuant to which we will no longer be restricted from researching, developing, and commercializing an mRNA investigational medicine for the prevention of a specific set of respiratory infections, including RSV, for the pediatric population.

Under the terms of the 2015 Merck Agreement, we received a $50.0 million upfront payment. We were eligible to receive, on a product-by-product basis, additional milestone payments upon the achievement of certain development, regulatory, and commercial milestone events, as well as royalties on Merck’s net sales of products at rates ranging from the mid-single digits to low teens, subject to certain reductions, with an aggregate minimum floor. During the term of the agreement, we received from Merck a clinical milestone payment of $5.0 million with respect to the initiation of a Phase 1 clinical trial for a Merck RSV vaccine product candidate. Concurrent with entering into the 2015 Merck Agreement, Merck made a $50.0 million equity investment in us, and concurrent with amending the 2015 Merck Agreement in January 2016, we received an upfront payment of $10.0 million from Merck.

Accounting Treatment

We determined that all aspects of amended 2015 Merck Agreement represent a transaction with a customer and therefore the amended 2015 Merck Agreement is accounted for in accordance with ASC 606. The four-year research period was complete as of December 31, 2018 and we recognized the total transaction price of $65.0 million (the $60.0 million in aggregate upfront payments and a $5.0 million payment pertaining to achievement of a development milestone) in full as we concluded there were no unsatisfied performance obligations pertaining to the amended 2015 Merck Agreement. Additionally, we concluded the following customer options were marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement: (i) research services during the three-year period following the initial four-year research period during which Merck could continue to preclinically and clinically develop product candidates and (ii) clinical mRNA supply for Phase 1 and Phase 2 and/or non-cGMP mRNA supply beyond the initial four-year research period. Therefore, such options would be accounted for as a separate contract if exercised by the customer.

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

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

	Transaction Price
	December 31,
2015 Merck Agreement:	2020	2019
Upfront payments	$60,000	$60,000
Development milestones	5,000	5,000
Reduction of reimbursements paid to Merck	(12,353)	(5,265)
Total	$52,647	$59,735

We utilize the most likely amount method to estimate any development and regulatory milestone payments to be received. As of December 31, 2020, there were no milestones that had not been achieved included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Merck’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. For the year ended December 31, 2020, there was a $7.1 million deduction to the transaction price related to reimbursements paid to Merck for RSV vaccine Phase I clinical trial costs.

The following table summarizes the total transaction price allocated to the combined performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
December 31, 2020
2015 Merck Agreement	$52,647
Remaining unsatisfied performance obligation	$—

The following table summarizes the revenue and contra-revenue recognized for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Contra-revenue under the May 2019 Amendment	$(7,088)	$(5,265)	$—
Collaboration revenue under the 2015 Merck Agreement	62	492	24,582
Total contra-revenue	$(7,026)	$(4,773)	$24,582

Contra-revenue recognized was related to consideration payable to Merck under the May 2019 Amendment of the 2015 Merck Agreement. Collaboration revenue recognized was pursuant to separate agreements with Merck related to the exercise of customer options to purchase clinical mRNA supply to further develop a product candidate after the initial four-year research period. Clinical mRNA supply was recognized as collaboration revenue at a point in time upon which control of supply was transferred to Merck for each delivery of the associated supply. We had no deferred revenue as of December 31, 2020 or December 31, 2019 from the amended 2015 Merck Agreement as all performance obligations under the amended 2015 Merck Agreement were completed as of December 31, 2018.

On October 7, 2020, the 2015 Master Collaboration and License Agreement between us and Merck related to our collaboration on RSV was terminated by mutual agreement. Merck will complete the Phase 1 study and transition the program to Moderna. The termination did not have an impact to our consolidated financial statements as of and for the year ended December 31, 2020.

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

In connection with the amendment of the PCV Agreement to include the development and commercialization of mRNA-5671 and potentially other SAVs, Merck made a contemporaneous equity investment in our Series H redeemable convertible preferred stock, resulting in gross proceeds of $125.0 million, of which $13.0 million was determined to be a premium and recorded to deferred revenue.

Accounting Treatment

We determined that the PCV/SAV Agreement should be accounted for separately from the amended 2015 Merck Agreement, as the agreements were not negotiated in contemplation of one another and the elements within each of the agreements are not closely interrelated or interdependent on each other. The PCV/SAV Agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606.

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

We re-evaluate the transaction price at the end of each reporting period. During the year ended December 31, 2020, there was a $0.3 million increase to the transaction price from a reimbursement for clinical supply.

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

The following tables summarize the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
PCV/SAV Agreement:	December 31, 2020
PCV performance obligation	$206,356
KRAS performance obligation	7,004
Total	$213,360
Remaining unsatisfied performance obligation	$51,007

As of December 31, 2020, the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through December 31, 2024.

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

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
PCV/SAV Agreement	$33,103	$41,382	$41,498

The revenue recognized during the year ended December 31, 2020 includes the amortization of deferred revenue due to the satisfaction of our performance during the period, offset by a cumulative catch-up adjustment of $3.5 million due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed or control of the supply is expected to be transferred for the periods presented (in thousands):

	December 31
	2020	2019
PCV/SAV Agreement	$51,007	$83,799

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

Accounting Treatment

The total transaction price for the Vertex Agreement was determined to be $24.4 million, comprised of the $20.0 million upfront payment and $4.4 million in research and development funding related to the research and development services and supply of non-cGMP mRNA. As of December 31, 2019, all performance obligations under the Vertex Agreement were completed. The 2019 Vertex Amendment represents a contract modification and is accounted for as a separate contract. As of December 31, 2020, all performance obligations under the 2019 Vertex Amendment were completed and the total transaction price of $4.5 million, comprised of the $2.0 million upfront payment and $2.5 million in research and development funding related to the research and development services and supply of non-cGMP mRNA, was fully recognized.

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

The following table summarizes the composition of the total transaction price for the First Extended Research Term at December 31, 2020 (in thousands):

Transaction Price
Vertex Agreement - First Extended Research Term:	December 31, 2020
Upfront payment	$4,000
Research and development	39,798
Total	$43,798

We utilize the most likely amount method to determine the amount of research and development funding to be received. As of December 31, 2020, there were no milestones included in the transaction price. We considered the stage of development and the risks associated with the remaining development required to achieve each milestone, as well as whether the achievement of the milestone is outside of our or Vertex’s control. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. We determined that any sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There was a $8.6 million increase to the transaction price during the year ended December 31, 2020, resulting from a change in the estimate of variable consideration.

The following table summarizes the total transaction price allocated to the single performance obligation under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
December 31, 2020
First Extended Research Term transaction price	$43,798
Remaining unsatisfied performance obligation	$30,346

As of December 31, 2020 the aggregate amount of transaction price allocated to the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through the fourth quarter of 2021.

We recognize revenue related to amounts allocated to the single performance obligation over time as the underlying services are performed using a proportional performance model. We measure proportional performance using an input method based on the costs incurred relative to the total estimated costs of the research and development efforts.

The following table summarizes the revenue recognized for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Vertex First Extended Research Term	$13,452	$—	$—
Vertex Agreement/2019 Amendment	2,053	6,197	10,400
Total	$15,505	$6,197	$10,400

The revenue recognized during the year ended December 31, 2020, includes the amortization of the deferred revenue due to the satisfaction of our performance during the period, offset by a cumulative catch-up adjustment of $0.2 million due to changes in estimated costs for our future performance obligations.

The following table summarizes the balances of deferred revenue, classified as current and non-current in the condensed consolidated balance sheets based on the term of the research period for the periods presented (in thousands):

	December 31,
	2020	2019
Vertex Agreement (1)	$2,648	$793
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

The three-year research period of the Vertex 2020 Agreement will initially focus on the identification and optimization of novel LNPs and mRNAs that can deliver gene-editing therapies to cells in the lungs. Following the initial three-year period, Vertex is responsible for conducting development and commercialization activities for candidates and products that arise from the strategic alliance, including the costs associated with such activities. Vertex is also obligated to pay us for research services in connection with our performance of certain activities in accordance with a jointly agreed research plan. Subject to customary “back-up” supply rights granted to Vertex, under the agreement, we are the exclusive manufacturer of related mRNA and LNPs for preclinical, clinical, and commercialization purposes.

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

For the year ended December 31, 2020, we did not recognize any revenue associated with the 2020 Vertex Agreement. As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied is $75.0 million, which is expected to be recognized as revenue through the third quarter of 2023. We had deferred revenue of $75.0 million as of December 31, 2020, which is classified as current and non-current in the consolidated balance sheets based on the term of the research period.

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

Pursuant to the Chiesi Agreement, we lead discovery efforts during a four-year research period, leveraging our Platform technology and mRNA delivery expertise along with Chiesi’s scientific experience in PAH biology. Chiesi is responsible for conducting development and commercialization activities for candidates and products that arise from the collaboration, including the costs associated with such activities. Chiesi is also obligated to pay us for our performance of research activities during the research period in accordance with a jointly agreed research plan. Under the agreement, we are the exclusive manufacturer of related candidates and products for preclinical, clinical, and commercialization purposes.

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

Accounting Treatment

We determined that all aspects of the Chiesi Agreement represent a transaction with a customer and therefore should be accounted for in accordance with ASC 606. We identified the following performance obligations in the Chiesi Agreement: (i) a research license and research and development services, including manufacturing and supply during the research period; (ii) a material right for the first product development and commercialization license; and (iii) a material right for the second product development and commercialization license. We concluded that the license is not distinct from the research and development services, including manufacturing and supply of non-cGMP mRNA, during the four-year research period, as Chiesi cannot fully exploit the value of the license without receipt of such services and supply. Our services and supply involve specialized expertise, particularly as it relates to mRNA technology that is not available in the marketplace. Therefore, the license has been combined with the research and development services, including manufacturing and supply of non-cGMP supply, into a single performance obligation. Additionally, we concluded the provision of clinical mRNA supply and/or non-cGMP mRNA supply beyond the four-year research period and the right to extend the research period for one additional year represent customer options and are considered marketing offers as such options did not provide any discounts or other rights that would be considered a material right in the arrangement. Such options will be accounted for as a separate contract upon the customer's election.

The following table summarizes the composition of the total transaction price for the periods presented (in thousands):

Transaction Price
Chiesi Agreement:	December 31, 2020
Upfront payment	$25,000
Research and development	17,496
Total	$42,496

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

The following table summarizes the allocation of the transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Transaction Price
December 31, 2020
Chiesi Agreement transaction price	$42,496
Remaining unsatisfied performance obligation	$42,293

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

For the year ended December 31, 2020, we recognized collaboration revenue of $0.2 million from the Chiesi Agreement. We did not recognize any revenue associated with the Chiesi Agreement for the years ended December 31, 2019 and 2018. As of December 31, 2020, $17.3 million of the remaining performance obligations that are unsatisfied is expected to be recognized as revenue through the third quarter of 2024 and $25.0 million is expected to be recognized as revenue at the earlier of the exercise or expiry of the material rights.

We had deferred revenue of $25.0 million as of December 31, 2020, classified as non-current in the consolidated balance sheets based on the term of the research period.

6. Financial Instruments and Fair Value Measurements
Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,623,849	$1	$—	$2,623,850	$2,623,850	$—	$—
Available-for-sale:
Certificates of deposit	238,774	49	(4)	238,819	—	215,389	23,430
U.S. treasury securities	491,549	69	—	491,618	—	491,618	—
Debt securities of U.S. government agencies and corporate entities	1,888,022	4,294	(147)	1,892,169	—	1,276,751	615,418
	$5,242,194	$4,413	$(151)	$5,246,456	$2,623,850	$1,983,758	$638,848

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$225,874	$—	$—	$225,874	$225,874	$—	$—
Available-for-sale:
Certificates of deposit	82,028	79	(6)	82,101	10,002	69,197	2,902
U.S. treasury securities	117,891	260	(2)	118,149	—	110,186	7,963
Debt securities of U.S. government agencies and corporate entities	834,187	2,708	(32)	836,863	—	687,741	149,122
	$1,259,980	$3,047	$(40)	$1,262,987	$235,876	$867,124	$159,987

The amortized cost and estimated fair value of marketable securities, by contractual maturity at December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,980,963	$1,983,758
Due after one year through five years	637,382	638,848
Total	$2,618,345	$2,622,606
	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$864,958	$867,124
Due after one year through five years	159,148	159,987
Total	$1,024,106	$1,027,111

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. We did not record any impairment charges related to our available-for-sale securities during the years ended December 31, 2020, 2019 and 2018. We did not recognize any credit losses related allowance to available-for-sale securities as of the years ended December 31, 2020 and 2019.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by length of time the securities have been in an unrealized loss position at December 31, 2020 and 2019 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020:
Certificates of deposit	$(4)	$81,524	$—	$—	$(4)	$81,524
Debt securities of U.S. government agencies and corporate entities	(148)	507,016	—	—	(148)	507,016
Total	$(152)	$588,540	$—	$—	$(152)	$588,540

As of December 31, 2019:
Certificates of deposit	$(6)	$12,822	$—	$—	$(6)	$12,822
U.S. treasury securities	(2)	9,979	—	—	(2)	9,979
Debt securities of U.S. government agencies and corporate entities	(32)	62,360	—	—	(32)	62,360
Total	$(40)	$85,161	$—	$—	$(40)	$85,161

At December 31, 2020 and 2019, we held 108 and 19 individual available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position for less than 12 months. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value at December 31, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$620,947	$620,947	$—
Certificates of deposit	238,819	—	238,819
U.S. treasury securities	491,618	—	491,618
Debt securities of U.S. government agencies and corporate entities	1,892,169	—	1,892,169
Derivative instruments (Note 7)	293	—	293
Total	$3,243,846	$620,947	$2,622,899

	Fair Value at December 31, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Certificates of deposit	$82,101	$—	$82,101
U.S. treasury securities	118,149	—	118,149
Debt securities of U.S. government agencies and corporate entities	836,863	—	836,863
Total	$1,037,113	$—	$1,037,113

During the years ended December 31, 2020 and 2019, we did not have any financial liabilities measured at fair value on a recurring basis and did not have non-financial assets or liabilities measured at fair value on a recurring basis.

7. Derivative Financial Instruments

We transact business in various foreign currencies and have international sales and expenses denominated in foreign currencies. Therefore, we are exposed to certain risks arising from both our business operations and economic conditions. Our risk management strategy includes the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on monetary assets or liabilities denominated in foreign currencies. We do not enter into derivative financial contracts for speculative or trading purposes. We do not believe that we are exposed to more than a nominal amount of credit risk in our foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. We classify cash flows from our derivative transactions as cash flows from operating activities in our consolidated statements of cash flows.

Balance Sheet Hedges

Our foreign currency forward contracts, primarily accounts receivable, are not designated for hedge accounting treatment. Therefore, these forward contracts are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities on our consolidated balance sheets, and gains and losses resulting from changes in the fair value are recorded as a component of other (expense) income, net, in our consolidated statements of operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign currency denominated assets and liabilities, which are also recorded to other (expense) income, net, in our consolidated statements of operations.

Total gross notional amount and fair value for foreign currency derivatives that are not designated as hedging instruments are accounted for as follows (in thousands):

	December 31, 2020
	Notional Amount	Fair Value
		Asset (1)	Liability
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$368,448	$293	$—
Total	$368,448	$293	$—
_________
(1) As presented in the consolidated balance sheet within other current assets.

We did not have any derivative instruments as of December 31, 2019.

The effect of foreign currency forward contracts not designated as hedging instruments in our consolidated statements of operations for the year ended December 31, 2020 was as follows (in thousand):

	Statement of Operations Classification	Year Ended December 31, 2020
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other (expense) income, net	$293
Total		$293

There were no hedging activities for the years ended December 31, 2019 and 2018.

8. Inventory

Inventory as of December 31, 2020 consists of the following (in thousands):

December 31,
2020
Raw materials	$36,222
Work in progress	9,015
Finished goods	1,290
Total inventory	$46,527

We did not have any inventory at December 31, 2019.

9. Property and Equipment

Property and equipment, net as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$120,714	$108,257
Leasehold improvements	179,901	152,426
Furniture, fixtures and other	4,662	3,316
Computer equipment and software	13,398	11,985
Internally developed software	7,020	7,020
Right-of-use asset, financing	56,348	9,853
Construction in progress	34,507	3,222
	416,550	296,079
Less: Accumulated depreciation	(119,661)	(94,584)
Property and equipment, net	$296,889	$201,495

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $31.3 million, $31.0 million, $24.9 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Down payments to manufacturing vendors	$216,538	$—
Prepaid expenses	15,647	8,475
Tenant incentives receivables	10,242	4,093
Interest receivable on marketable securities	9,725	6,835
Prepaid expenses and other current assets	$252,152	$19,403

Accrued Liabilities

Accrued liabilities, as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Clinical trials	$97,249	$6,291
Compensation-related	95,247	27,428
Raw materials	78,085	—
Manufacturing	53,412	5,872
Development operations	29,253	2,567
Property and equipment	17,576	4,029
Commercial	6,922	—
Other external goods and services	91,847	21,465
Accrued liabilities	$469,591	$67,652

Other Current Liabilities

Other current liabilities, as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Lease liabilities - financing	$24,328	$—
Lease liabilities - operating	5,972	3,583
Other	3,365	1,480
Other current liabilities	$33,665	$5,063

The following table summarizes the activities in deferred revenue during the year ended December 31, 2020 (in thousands):

	December 31, 2019	Additions	Deductions	December 31, 2020
Product sales	$—	$3,881,303	$(82,134)	$3,799,169
Grant revenue	2,777	6,775	(4,291)	5,261
Collaboration revenue	199,528	121,882	(81,228)	240,182
Total deferred liabilities	$202,305	$4,009,960	$(167,653)	$4,044,612

11. Leases

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

Operating Leases

Cambridge facility

We occupy a multi-floor building at Technology Square in Cambridge, Massachusetts with a mix of offices and research laboratory space totaling approximately 175,000 square feet. Our Cambridge facility leases have expiry ranges from 2020 to 2029.

In August 2019, we entered into an amendment to our lease agreements to consolidate our Technology Square space in Cambridge, Massachusetts. This included entering into a forward-starting lease agreement starting in January 2020 to acquire approximately 50,000 square feet of additional space at 200 Technology Square. In addition, our current 200 Technology Square lease has been extended for two years to 2029. As part of the lease amendment, we completely exited our leased space of approximately 60,000 square feet at 500 Technology Square by May 2020.

We record operating lease cost for each of our operating leases on a straight-line basis from lease commencement date through the end of the lease term. Operating lease cost is recorded in operating expenses in our consolidated statements of operations

Finance Leases

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

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. As of December 31, 2020, we had lease liabilities of $24.3 million related to the embedded leases. Certain embedded leases dedicated to our COVID-19 vaccine program prior to the EUA from the FDA were deemed to have no alternative use. The related right-of-use assets of $62.3 million were charged to research and development expense for the year ended December 31, 2020.

Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Assets:
Right-of-use assets, operating, net (1) (2)	$90,201	$86,414
Right-of-use assets, financing, net (3) (4)	55,045	9,544
Total	$145,246	$95,958

Liabilities:
Current:
Operating lease liabilities(5)	$5,972	$3,583
Financing lease liabilities(5)	24,328	—
Total current lease liabilities	30,300	3,583
Non-current:
Operating lease liabilities, non-current	97,421	93,675
Financing lease liabilities, non-current	109,874	38,689
Total non-current lease liabilities	207,295	132,364
Total	$237,595	$135,947
_______
(1) These assets are real estate related assets, which include land, office and laboratory spaces.
(2) Net of accumulated depreciation.
(3) These assets are real estate assets related to the MTC North and MTC South leases.
(4) Included in property and equipment in the consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the consolidated balance sheets.

The components of the lease costs for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Operating lease costs	$16,939	$17,015
Financing lease costs:
Amortization of right-of-use assets, financing leases	1,011	309
Interest expense for financing lease liabilities	9,891	6,557
Total financing lease costs	$10,902	$6,866
Short term lease costs	$13,322	$—
Variable lease costs	$5,229	$4,399

Total rent expense for the year ended December 31, 2018 was $19.1 million.

Supplemental cash flow information relating to our leases for the year ended December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(15,089)	$(16,121)
Operating cash flows used in financing leases	(8,523)	(5,585)
Financing cash flows used in financing leases	(7,519)	—

Operating lease non-cash items:
Right-of-use assets reduced through lease modifications and reassessments	6,755	2,717
Right-of-use assets obtained in exchange for operating lease liabilities	17,107	34,014

Finance lease non-cash items:
Right-of-use assets obtained through lease modifications and reassessments	46,495	—
Charge to financing lease obligation	1,304	971

Weighted average remaining lease terms and discount rates as of December 31, 2020 were as follows:

December 31,
2020
Remaining lease term:
Operating leases	11 years
Finance leases	25 years
Discount rate:
Operating leases	10.3%
Finance leases	13.1%

Future minimum lease payments under non-cancelable lease agreements as of December 31, 2020, were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Financing Leases (1)
2021	$15,492	$36,579
2022	15,913	11,848
2023	16,008	12,054
2024	16,168	12,279
2025	16,567	12,493
Thereafter	93,599	428,059
Total minimum lease payments	173,747	513,312
Less amounts representing interest or imputed interest	(70,354)	(379,110)	(2)
Present value of lease liabilities	$103,393	$134,202
______
(1) Include the optional extensions in the MTC North and MTC South lease terms which represent a total of $338.9 million un-discounted future lease payments.
(2) MTC South interest is based on an imputed interest rate of 17.2%. MTC North interest is based upon an incremental borrowing rate of 8.2%.

12. Commitments and Contingencies

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243.0 million as of December 31, 2020 and 2019 (Note 5).

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

Through December 31, 2020 and 2019, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

In May 2020, we entered into a 10-year strategic collaboration agreement with Lonza Ltd. to enable larger scale manufacture for our COVID-19 vaccine and additional Moderna products in the future. This agreement was reflected in the Global Long Term Agreement entered into between Moderna and Lonza on September 4, 2020. Under the terms of the agreement, we established dedicated manufacturing suites at Lonza’s facilities in the United States and Switzerland for the manufacture of mRNA-1273 at both sites. Certain arrangements under this strategic collaboration agreement are within the scope of lease accounting (see Note 11).

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations (CMOs) for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of December 31, 2020, we had $659.5 million of non-cancelable purchase commitments related to raw materials and manufacturing agreements, including the Lonza agreement, which are expected to be paid through 2021. As of December 31, 2020, we had $27.0 million of non-cancelable purchase commitments for clinical services and other goods and services which are expected to be paid through 2024. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At December 31, 2020, we had cancelable open purchase orders of $896.9 million in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2020, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc. to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. The development and regulatory milestone payments, up to $1.5 million for therapeutic and prophylactic products and up to $0.5 million for diagnostic products will be recognized as a cost of the asset acquired upon resolution of the associated contingency and will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. Conversely, commercial milestone payments, up to $24.0 million, and royalties based on annual net sales of licensed products for therapeutic and prophylactic products will be accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. In connection with these sublicense agreements, we recognized sublicense grant fees of $22.0 million in 2018 and have no further obligation for additional sublicense grant fees. We recognized $6.9 million of royalties associated with our product sales in 2020.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of December 31, 2020.

13. Redeemable Convertible Preferred Stock and Common Stock

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

On December 11, 2018, we completed our IPO, whereby we sold 26,275,993 shares of common stock at a price of $23.00 per share. The aggregate net proceeds received by us from the IPO were $563.0 million, net of underwriting discounts and commissions of $33.2 million and offering expenses of $8.1 million payable by us. Upon the closing of the IPO, all of the outstanding shares of our redeemable convertible preferred stock were converted into 236,012,913 shares of the common stock. As of December 31, 2020 and 2019, we did not have any convertible preferred stock issued or outstanding.

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

14. Stock-Based Compensation

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

In connection with the IPO, we adopted the 2018 Stock Option and Incentive Plan (the 2018 Equity Plan) in November 2018. The 2018 Equity Plan became effective on the date immediately prior to the effective date of the IPO and replaced our 2016 Plan. The 2018 Equity Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce. We have initially reserved 13,000,000 shares of our common stock for the issuance of awards under the 2018 Equity Plan. The 2018 Equity Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation and Talent Committee of our Board of Directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Equity Plan and the 2016 Plan will be added back to the shares of common stock available for issuance under the 2018 Equity Plan.

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

As of December 31, 2020, we had a total of 64.2 million shares reserved for future issuance under our Equity Plans, of which 36.3 million shares were reserved for equity awards previously granted, and 27.9 million shares were available for future grants under the 2018 Equity Plan. No additional awards will be granted under the 2016 Equity Plan as it was replaced by the 2018 Equity Plan.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity as of December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2019	45,536,915	$13.82	$7.35	7.2 years	$286,310
Granted	5,036,520	36.04	19.30
Exercised	(13,888,434)	12.93	6.68
Canceled/forfeited	(2,627,468)	18.14	10.56
Outstanding at December 31, 2020	34,057,533	17.14	9.12	6.7 years	2,976,235
Exercisable at December 31, 2020	17,461,374	10.99	5.67	5.4 years	1,632,365
Expected to vest at December 31, 2020	16,596,159	23.61	12.75	8.2 years	1,343,870
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of December 31, 2020.

The total intrinsic value of options exercised was $785.7 million, $75.6 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $179.6 million for the year ended December 31, 2020.

Restricted Common Stock Units

We have granted restricted stock unit awards generally through the 2018 Equity Plan. The following table summarizes our restricted stock unit activity during the year ended December 31, 2020:

	Number of Units	Weighted Average Grant Date Price per Unit
Outstanding, non-vested at December 31, 2019	1,177,249	$19.01
Issued	1,478,093	37.37
Vested	(247,349)	20.28
Canceled/forfeited	(215,033)	23.64
Outstanding, non-vested at December 31, 2020	2,192,960	30.85

The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018, were $5.0 million, $5.5 million, and zero, respectively.

2018 Employee Stock Purchase Plan

In November 2018, we adopted the 2018 Employee Stock Purchase Plan (the ESPP), which became effective on December 5, 2018. The ESPP initially reserves and authorizes the issuance of up to a total of 810,000 shares of common stock to participating employees. We will make one or more offerings, consisting of one or more purchase periods, each year to our employees to purchase shares under the ESPP. Offerings will usually begin every six months and will continue for six-month periods, referred to as offering periods. The purchase price at which shares are sold under the ESPP will be equal to 85% of the lower of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period. Employees are generally eligible to participate through payroll deductions of between 1% to 50% of their compensation and may not purchase more than 3,000 shares of common stock during each purchase period or $25,000 worth of shares of common stock in any calendar year. We began our first ESPP offering on June 1, 2019. There were 251,752 shares of common stock sold at a weighted average price of $27.97 per share under the ESPP during the year ended December 31, 2020. As of December 31, 2020, 3.6 million shares were available for future issuance under the ESPP.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans and share purchases under our ESPP is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted and ESPP for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Weighted Average
	Years Ended December 31,
	2020	2019	2018
Options:
Risk-free interest rate	0.83%	2.29%	2.76%
Expected term	6.11 years	6.07 years	6.27 years
Expected volatility	58%	61%	63%
Expected dividends	—%	—%	—%
Weighted average fair value per share	$19.30	$11.35	$9.33

ESPP:
Risk-free interest rate	0.14%	1.95%	*
Expected term	0.50 years	0.50 years	*
Expected volatility	54%	53%	*
Expected dividends	—%	—%	*
Weighted average fair value per share	$32.18	$5.98	*
_________
* - Not applicable

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Options	$77,748	$74,780	$63,288
Restricted common stock and units	12,401	5,125	9,277
Employee stock purchase plan	2,872	1,217	—
Total	$93,021	$81,122	$72,565
Research and development	$56,155	$48,259	$37,659
Selling, general and administrative	36,866	32,863	34,906
Total	$93,021	$81,122	$72,565

For the years ended December 31, 2020, 2019 and 2018, we recognized stock-based compensation expense of $9.6 million, $9.8 million and $10.6 million, respectively, related to performance-based awards, including awards with vesting or commencement contingent upon the IPO, for which achievement of such performance-based condition was deemed probable. Stock-based compensation expenses related to non-employee awards were immaterial for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there were $226.8 million of total unrecognized compensation cost related to non-vested stock-based compensation with respect to options and restricted stock granted. That cost is expected to be recognized over a weighted-average period of 2.9 years at December 31, 2020.

15. Employee Benefit Plan

We provide a retirement savings option to our eligible U.S. employees through the Moderna, Inc. 401(k) Plan (the 401(k) Plan), subject to certain limitations. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. We match 50% up to the first 6% contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $5.0 million, $4.2 million, $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16. Income Taxes

Loss before provision for (benefit from) income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(745,445)	$(508,595)	$(380,473)
Foreign	932	(6,121)	(3,935)
Loss before provision for (benefit from) income taxes	$(744,513)	$(514,716)	$(384,408)

The provision for (benefit from) income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following components (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(26)
State	32	505	352
Foreign	2,519	—	—
Total current	2,551	505	326
Deferred:
Federal	—	(1,200)	—
Total deferred	—	(1,200)	—
Total provision for (benefit from) income taxes	$2,551	$(695)	$326

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Tax effected at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.6%	7.9%	6.3%
Non-deductible items	(0.8)%	1.6%	—%
Change in valuation allowance	(47.4)%	(33.0)%	(28.5)%
Federal research and development credits	3.8%	2.5%	1.5%
Foreign tax rate differential	0.0%	(0.2)%	(0.2)%
Stock compensation windfall	19.8%	—%	—%
Other	(0.3)%	0.2%	(0.2)%
Effective tax rate	(0.3)%	0.0%	(0.1)%

The significant components of our deferred tax assets and tax liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$587,211	$268,173
Stock-based compensation	33,089	43,978
Capitalized licenses, research and development and start-up costs	13,985	19,891
Tax credit carry-forwards	99,024	77,222
Accrued expenses	26,962	7,377
Deferred revenue	29,785	53,475
Operating lease liabilities	22,313	26,571
Lease financing obligation	23,718	10,570
Capitalized inventory	38,058	—
Other	—	11
Total gross deferred tax assets	874,145	507,268
Less: valuation allowance	(823,468)	(470,753)
Total deferred tax assets, net of valuation allowance	50,677	36,515
Deferred tax liabilities:
Financing right-of-use assets	(11,539)	(2,612)
Operating right-of-use assets	(20,349)	(24,944)
Fixed assets	(18,276)	(8,959)
Other	(513)	—
Total deferred tax liabilities	(50,677)	(36,515)
Net deferred tax assets	$—	$—

We have evaluated the positive and negative evidence bearing upon the realization of our deferred tax assets, including our history of significant losses in every year since our inception and in accordance with the applicable accounting standards, have fully reserved the net deferred tax asset. We concluded that realization of our net deferred tax assets is not more-likely-than-not to be realized as of December 31, 2020. The valuation allowance increased by $352.7 million in the year ended December 31, 2020, primarily due to the increase in net operating loss carry-forwards, research and development tax credits and capitalized inventory.

On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2020, we reassessed the valuation allowance and considered negative evidence, including our cumulative losses over the three years ended December 31, 2020, and positive evidence, including our recent EUA for our COVID-19 vaccine. After assessing both the negative and positive evidence, we concluded that we should maintain the valuation allowance on our net operating losses and our other deferred tax assets as of December 31, 2020. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, our level of profitability, revenue growth, clinical program progression and expectations regarding future profitability. Our total deferred tax asset balance subject to the valuation allowance was approximately $874.1 million at December 31, 2020. We will continue to monitor the need for a full or partial valuation allowance each quarter in 2021 and future periods.

At December 31, 2020, we had approximately $2.26 billion and $1.70 billion of federal and state net operating loss carry-forwards, respectively, of which $380.1 million of federal and $1.70 billion of state loss carry-forwards begin to expire in 2030. Additionally, $1.88 billion of federal net operating loss carry-forward will carry forward indefinitely. At December 31, 2020 we also had federal and state research and development credit carry-forwards of approximately $73.3 million and $26.1 million, which begin to expire in 2030 and 2032, respectively. At December 31, 2020, we also had federal orphan drug and state investment tax credit carry-forwards of approximately $2.0 million and $3.9 million which begin to expire in 2039 and 2021, respectively.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. We do not currently expect the CARES Act to have a significant impact on our provision for income taxes; however, we will continue to monitor the provisions of the CARES Act in relation to its operations.

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

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. All tax years since the date of our incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which we are subject, as carry-forward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. We are not currently under examination by the IRS, or any other jurisdictions, for any tax year.

We recognize, in our financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits during the years ended December 31, 2020 and 2019 are as follows (in thousands):

Balance as of December 31, 2018	$141
Decrease due to prior positions	—
Increase due to current year tax position	—
Balance as of December 31, 2019	141
Decrease due to prior positions	—
Increase due to current year tax positions	—
Balance as of December 31, 2020	$141

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our consolidated operating results. We recognize interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense.

17. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018 are calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(747,064)	$(514,021)	$(384,734)
Premium paid on repurchase of redeemable convertible preferred stock	—	—	(4,127)
Cumulative dividends on redeemable convertible preferred stock	—	—	(12,996)
Net loss attributable to common stockholders	$(747,064)	$(514,021)	$(401,857)
Denominator:
Weighted average common shares used in net loss per share attributable to common stockholders, basic and diluted	381,333,059	330,802,136	81,114,183
Net loss per share attributable to common stockholders, basic and diluted	$(1.96)	$(1.55)	$(4.95)

The following common stock equivalents, presented based on amounts outstanding as of December 31, 2020, 2019 and 2018 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive:

	December 31,
	2020	2019	2018
Stock options	34,057,533	45,536,915	50,821,132
Restricted common stock	—	—	198,597
Restricted common stock units	2,192,960	1,177,249	458,715
	36,250,493	46,714,164	51,478,444

18. Geographic Information

Geographic Revenue

We operate in one reporting segment that primarily focuses on the discovery, development and commercialization of mRNA medicines. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

Total revenue by geographic area of our customers and collaboration partners was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$764,529	$54,976	$89,075
Rest of world	38,866	5,233	45,993
Total	$803,395	$60,209	$135,068

Our property and equipment, including financing right-of-use asset, were principally located within the United States as of December 31, 2020 and 2019.

19. Subsequent Events

Subsequent to December 31, 2020, we have entered into several supply agreements with customers to provide our COVID-19 vaccine, up to 125.1 million doses, and have received upfront deposits of $125.4 million, based on the initial confirmed volume, subject to modifications.

On February 18, 2021, the European Commission advised us that we had successfully tendered for the provision of 150 million doses of our COVID-19 vaccine in 2021. This tender is subject to execution of the Purchase Agreement, which is expected shortly following an opt out period for individual Member States that expired on February 25, 2021.

Subsequent to December 31, 2020, we have entered into additional binding purchase commitments with third-party contractual manufacturing organizations for our COVID-19 vaccine under existing agreements. We are currently committed to minimum non-cancelable purchase obligations of $314.8 million related to these agreements, which are expected to be paid through 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2020, we implemented certain internal controls in connection with our inventory capitalization, product sales and derivative financial instruments. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Moderna, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Moderna, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2021

Item 9B. Other Information

As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 30, 2020 (the “March 30th 8-K”), on March 29, 2020, the Company’s Chief Medical Officer, Tal Zaks, and the Company entered into an Executive Retention Agreement (the “Zaks Retention Agreement”), setting forth the terms of Dr. Zaks’ continued service as the Company’s Chief Medical Officer through at least September 30, 2021 (the “Retention Date”). Details of the Zaks Retention Agreement are included on the March 30th 8-K.

On February 23, 2021, the Company entered into an Amended and Restated Executive Retention Agreement (the “Amended Zaks Retention Agreement”), which modified the original Zaks Retention Agreement. Under the Amended Zaks Retention Agreement, in addition to the benefits already conferred under the original agreement, if a successor Chief Medical Officer is appointed by the Company prior to September 30, 2021, Dr. Zaks will continue to serve as a Special Advisor to our CEO through that date, and as additional consideration, a pro rata share of Dr. Zaks’ 2020 restricted stock unit equity grant, equivalent to 11,449 shares, which otherwise would not have vested until February 2022 will vest as of the Retention Date.

The above summary is not complete and is qualified in its entirety by the Amended Zaks Retention Agreement, a copy of which is attached hereto as Exhibit 10.17 and is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (3)
3.2	Amended and Restated By-laws of the Registrant. (3)
4.1	Specimen Common Stock Certificate. (1)
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2018. (1)
4.3*	Description of Capital Stock
10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder. (1)
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder. (1)
10.3#	Form of Indemnification Agreement between the Registrant and each of its directors. (1)
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

10.12#	Amended and Restated Executive Severance Plan and Form of Participation Letter, as amended on November 4, 2018. (1)
10.13#	Letter Agreement by and between the Company and Stéphane Bancel, dated as of June 13, 2018, as amended by Amendment No. 1 dated as of November 4, 2018. (1)
10.14#	Letter Agreement by and between the Company and Stephen Hoge, dated as of October 17, 2017. (1)
10.15#	Executive Retention and Separation Agreement by and between the Company and Lorence Kim, dated as of May 5, 2020. (7)
10.16#	Offer Letter by and between the Company and David W. Meline, dated as of June 3, 2020. (8)
10.17#*	Amended and Restated Executive Retention Agreement by and between the Company and Tal Zaks, dated as of February 23, 2021.
10.18#	Senior Executive Cash Incentive Bonus Plan. (1)
10.19#	Non-Employee Director Compensation Policy. (5)
10.20#	Form of Indemnification Agreement between the Registrant and each of its officers. (1)
10.21#	2018 Employee Stock Purchase Plan. (1)
10.22#	Form of Non-Plan Restricted Stock Award Agreement. (2)
10.23#	Form of Non-Plan Non-Qualified Stock Option Agreement. (2)

10.24†
Agreement No. HHSO100201600029C, by and between the Company and the Biomedical Advanced Research and Development Authority, dated as of April 16, 2020, as amended on May 24, 2020, June 16, 2020, July 25, 2020, August 31, 2020 and September 15, 2020. (6)

10.25†	Global Long Term Agreement, by and among ModernaTX Inc., Lonza Sales Ltd., and Lonza Ltd., dated September 4, 2020. (6)
10.26†	Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020, as amended September 8, 2020, and September 11, 2020. (6)
10.27*	Amendment No. P00003 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated December 11, 2020.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101
____________

*	Filed herewith.
†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 9, 2018.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 28, 2018.
(3)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on December 14, 2018.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on November 6, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on May 7, 2020.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on August 6, 2020.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on May 9, 2019.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on October 30, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
February 26, 2021
Stéphane Bancel
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES
Each individual whose signature appears below hereby constitutes and appoints each of Stéphane Bancel and David Meline and as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stéphane Bancel	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Stéphane Bancel

/s/ David Meline	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
David Meline

/s/ Noubar B. Afeyan, Ph.D.	Chairman and Director	February 26, 2021
Noubar B. Afeyan, Ph.D.

/s/ Stephen Berenson	Director	February 26, 2021
Stephen Berenson

/s/ Sandra Horning, M.D.	Director	February 26, 2021
Sandra Horning M.D.

/s/ Robert Langer, Sc.D.	Director	February 26, 2021
Robert Langer, Sc.D.

/s/ Francois Nader, M.D.	Director	February 26, 2021
Francois Nader M.D.

/s/ Paul Sagan	Director	February 26, 2021
Paul Sagan

/s/ Elizabeth Tallett	Director	February 26, 2021
Elizabeth Tallett