Form 10-Q
period 2021-03-31
Moderna, Inc.
filed 2021-05-06
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of April 30, 2021, there were 401,527,789 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our activities with respect to our COVID-19 vaccine, and our plans and expectations regarding future generations of our COVID-19 vaccine, including boosters, that we may develop in response to variants of the SARS-CoV-2 virus, ongoing clinical development, manufacturing and supply, pricing, commercialization, if approved, regulatory matters and third-party and governmental arrangements and potential arrangements;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately, particularly with respect to the timely production and delivery of our COVID-19 vaccine;
•our ability and the ability of third parties with whom we contract to successfully manufacture our commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our commercial products, investigational medicines and technology;
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

•our ability to successfully commercialize any future products, if approved;

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

•other risks and uncertainties discussed in this Form 10-Q.

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,442	$2,624
Investments	2,293	1,984
Accounts receivable	3,210	1,391
Inventory	494	47
Prepaid expenses and other current assets	264	252
Total current assets	11,703	6,298
Investments, non-current	468	639
Property and equipment, net	372	297
Right-of-use assets, operating leases	89	90
Restricted cash, non-current	11	11
Deferred tax assets	50	—
Other non-current assets	1	2
Total assets	$12,694	$7,337
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8	$18
Accrued liabilities	753	470
Deferred revenue	7,531	3,867
Other current liabilities	149	34
Total current liabilities	8,441	4,389
Deferred revenue, non-current	179	177
Operating lease liabilities, non-current	96	97
Financing lease liabilities, non-current	138	110
Other non-current liabilities	2	3
Total liabilities	8,856	4,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of March 31, 2021 and December 31, 2020; 401 and 399 shares issued and outstanding as of March 31, 2021 and December 31, 2019, respectively	—	—
Additional paid-in capital	4,860	4,802
Accumulated other comprehensive income	1	3
Accumulated deficit	(1,023)	(2,244)
Total stockholders’ equity	3,838	2,561
Total liabilities and stockholders’ equity	$12,694	$7,337

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product sales	$1,733	$—
Grant revenue	194	4
Collaboration revenue	10	4
Total revenue	1,937	8
Operating expenses:
Cost of sales	193	—
Research and development	401	115
Selling, general and administrative	77	24
Total operating expenses	671	139
Income (loss) from operations	1,266	(131)
Interest income	4	8
Other expense, net	(10)	(1)
Income (loss) before income taxes	1,260	(124)
Provision for income taxes	39	—
Net income (loss)	$1,221	$(124)

Earnings (loss) per share
Basic	$3.05	$(0.35)
Diluted	$2.84	$(0.35)

Weighted average common shares used in calculation of earnings (loss) per share
Basic	400	353
Diluted	430	353

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,221	$(124)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities, net of tax of $0 and $0, for the three months ended March 31, 2021 and 2020, respectively	(2)	(8)
Comprehensive income (loss)	$1,219	$(132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	399	$—	$4,802	$3	$(2,244)	$2,561
Exercise of options to purchase common stock	2	—	28	—	—	28
Stock-based compensation	—	—	30	—	—	30
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	1,221	1,221
Balance at March 31, 2021	401	$—	$4,860	$1	$(1,023)	$3,838

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	337	$—	$2,670	$2	$(1,497)	$1,175
Proceeds from public offering of common stock, net of issuance costs of $1	30	—	550	—	—	550
Exercise of options to purchase common stock	3	—	28	—	—	28
Stock-based compensation	—	—	20	—	—	20
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(124)	(124)
Balance at March 31, 2020	370	$—	$3,268	$(6)	$(1,621)	$1,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$1,221	$(124)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	30	20
Depreciation and amortization	15	7
Amortization/accretion of investments	5	1
Deferred income taxes	(50)	—
Changes in assets and liabilities:
Accounts receivable	(1,819)	(2)
Prepaid expenses and other assets	(12)	(4)
Inventory	(448)	—
Right-of-use assets, operating leases	2	(14)
Accounts payable	(15)	2
Accrued liabilities	285	(12)
Deferred revenue	3,666	(1)
Operating lease liabilities	(2)	15
Other liabilities	93	6
Net cash provided by (used in) operating activities	2,971	(106)
Investing activities
Purchases of marketable securities	(726)	(621)
Proceeds from maturities of marketable securities	339	269
Proceeds from sales of marketable securities	242	42
Purchases of property and equipment	(35)	(6)
Net cash used in investing activities	(180)	(316)
Financing activities
Proceeds from public offerings of common stock, net of issuance costs	—	550
Proceeds from issuance of common stock through equity plans, net	28	28
Changes in financing lease liabilities	(2)	—
Net cash provided by financing activities	26	578
Net increase in cash, cash equivalents and restricted cash	2,817	156
Cash, cash equivalents and restricted cash, beginning of year	2,636	248
Cash, cash equivalents and restricted cash, end of period	$5,453	$404
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$21	$7
Right-of-use assets obtained through finance lease modifications and reassessments	$51	$—

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273) in individuals 18 years of age or older. We have also received authorization for our COVID-19 vaccine from health agencies in Canada, Israel, the European Union, the United Kingdom, Switzerland, Singapore, Qatar, Taiwan, and the Philippines, and from the World Health Organization. Additional authorizations are currently under review in other countries.

As of March 31, 2021, we had 24 mRNA development programs in our portfolio with 13 having entered the clinic. We have incurred significant expenses in connection with the discovery, development and commercialization of our products, and we expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with the ongoing development and commercialization of our COVID-19 vaccine and ongoing activities to support our platform research, drug discovery and clinical development, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2, infrastructure and Research Engine and Early Development Engine (which includes our Moderna Technology Center), digital infrastructure, creation of a portfolio of intellectual property, and administrative support. We may finance our future cash needs that exceed our operating costs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all.

We believe that our cash, cash equivalents, and investments as of March 31, 2021 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements. We are subject to numerous risks and uncertainties associated with pharmaceutical development and commercialization, and we are unable to predict the timing or amount of expenses or if we will be able to maintain profitability. If we are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

2. Summary of Basis of Presentation and Recent Accounting Standards

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). This report should be read in conjunction with the consolidated financial statements in our 2020 Form 10-K.

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those described in our 2020 Form 10-K.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods that are not readily apparent from other sources. Significant estimates relied upon in preparing these financial statements include, but are not limited to, critical accounting policies or estimates related to revenue recognition, research and development expenses, income tax provisions, stock-based compensation, leases, fair value of financial instruments, derivative financial instruments, inventory, and useful lives of property and equipment, income taxes and our valuation allowance on our deferred tax assets. The actual results that we experience may differ materially from our estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive loss for the period. Other comprehensive loss consists of unrealized gains/losses and gains/losses on our investments. Total comprehensive income (loss) for all periods presented has been disclosed in the condensed consolidated statements of comprehensive income (loss).

The components of accumulated other comprehensive income for the three months ended March 31, 2021 are as follows (in millions):

Unrealized Loss on Available-for-Sale Debt Securities
Accumulated other comprehensive income, balance at December 31, 2020	$3
Other comprehensive loss	(2)
Accumulated other comprehensive income, balance at March 31, 2021	$1

Restricted Cash

We include our restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 31,
	2021	2020
Cash and cash equivalents	$5,442	$392
Restricted cash	—	1
Restricted cash, non-current	11	11
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$5,453	$404

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

3. Product Sales

In December 2020, we began selling our COVID-19 vaccine to the U.S. Government and international governments. Under the supply agreements with these governments, we received or billed for upfront deposits for our future vaccine supply, which are initially recorded as deferred revenue. We recognize revenue based on the fixed price per dose when control of the product has transferred and customer acceptance has occurred as applicable, unless such acceptance provisions are deemed perfunctory.

Product sales by customer geographic location was as follows (in millions):

Three Months Ended March 31, 2021
United States	$1,358
Rest of world	375
Total	$1,733

There were no product sales for the three months ended March 31, 2020. As of March 31, 2021, we had one commercial product authorized for use, our COVID-19 vaccine.

As of March 31, 2021 and December 31, 2020, we had deferred revenue of $7.5 billion and $3.8 billion, respectively, related to customer deposits, classified as current deferred revenue in our consolidated balance sheet. Timing of product manufacturing, delivery and receipt of marketing approval will determine the period in which revenue is recognized.

4. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing vaccines and therapeutics. As of March 31, 2021, the committed funding, net of revenue earned was $3 million, with an additional $51 million available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our vaccine candidate against the novel coronavirus. In July 2020, we amended our agreement with BARDA to provide for an additional commitment of up to $472 million to support late-stage clinical development of mRNA-1273, including the execution of a 30,000 participant Phase 3 study in the U.S. We further amended the agreement in March 2021 to provide for an additional commitment of $63 million to further support late-stage clinical development, including Phase 2/3 mRNA-1273 pediatric studies. As of March 31, 2021, the maximum award from BARDA, inclusive of the March 2021 amendment, was approximately $1.0 billion. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure. All contract options have been exercised. As of March 31, 2021, the remaining available funding net of revenue earned was $317 million. Subsequent to the end of the quarter, on April 18, 2021, we entered into a further amendment to the BARDA agreement, increasing the amount of potential reimbursements by $236 million in connection with costs associated with the Phase 3 clinical trials for mRNA-1273 and pharmacovigilance efforts.

In September 2016, we received an award of up to $126 million from BARDA, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of March 31, 2021, the remaining available funding net of revenue earned was $69 million, with an additional $8 million available if the final contract option is exercised.

In January 2016, we entered a global health project framework agreement with the Bill and Melinda Gates Foundation (Gates Foundation) to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of March 31, 2021, the available funding net of revenue earned was $11 million, with up to an additional $80 million available if additional follow-on projects are approved.

The following table summarizes grant revenue as of and for the period presented (in millions):

	Three Months Ended March 31,
	2021	2020
BARDA	$192	$3
Other grant revenue	2	1
Total grant revenue	$194	$4

5. Collaboration Agreements

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of March 31, 2021 and December 31, 2020, we had collaboration agreements with AstraZeneca plc (AstraZeneca), Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), and Chiesi Farmaceutici S.P.A. (Chiesi). Please refer to our 2020 Form 10-K under the heading “Third-Party Strategic Alliances” and Note 5 to our consolidated financial statements for further description of each of the collaboration agreements.

The following table summarizes our total consolidated revenue from our strategic collaborators for the periods presented (in millions):

	Three Months Ended March 31,
Collaboration Revenue by Strategic Collaborator:	2021	2020
AstraZeneca	$—	$1
Merck	—	1
Vertex	9	2
Other	1	—
Total collaboration revenue	$10	$4

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the three months ended March 31, 2021 (in millions):

	December 31, 2020	Additions	Deductions	March 31, 2021
Contract Assets:
Accounts receivable	$6	$5	$(2)	$9
Contract Liabilities:
Deferred revenue	$240	$5	$(10)	$235

As of March 31, 2021, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $314 million.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$5,442	$—	$—	$5,442	$5,442	$—	$—
Available-for-sale:
Certificates of deposit	413	—	—	413	—	413	—
U.S. treasury securities	374	—	—	374	—	374	—
Debt securities of U.S. government agencies and corporate entities	1,972	3	(1)	1,974		1,506	468
	$8,201	$3	$(1)	$8,203	$5,442	$2,293	$468

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,624	$—	$—	$2,624	$2,624	$—	$—
Available-for-sale:
Certificates of deposit	239	—	—	239	—	215	24
U.S. treasury securities	492	—	—	492	—	492	—
Debt securities of U.S. government agencies and corporate entities	1,888	4	—	1,892	—	1,277	615
	$5,243	$4	$—	$5,247	$2,624	$1,984	$639

The amortized cost and estimated fair value of marketable securities by contractual maturity at March 31, 2021 and December 31, 2020 are as follows (in millions):

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,291	$2,293
Due after one year through five years	468	468
Total	$2,759	$2,761

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,981	$1,984
Due after one year through five years	638	639
Total	$2,619	$2,623

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three months ended March 31, 2021 and 2020. We did not recognize any credit losses related allowance to available-for-sale securities as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, we did not have material gross unrealized losses. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value at March 31, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$537	$537	$—
Certificates of deposit	413	—	413
U.S. treasury securities	374	—	374
Debt securities of U.S. government agencies and corporate entities	1,974	—	1,974
Derivative instruments (Note 7)	1	—	1
Total	$3,299	$537	$2,762
Liabilities:
Derivative instruments (Note 7)	$1	$—	$1

	Fair Value at December 31, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$621	$621	$—
Certificates of deposit	239	—	239
U.S. treasury securities	492	—	492
Debt securities of U.S. government agencies and corporate entities	1,892	—	1,892
Total	$3,244	$621	$2,623

As of March 31, 2021 and December 31, 2020, we did not have non-financial assets or liabilities measured at fair value on a recurring basis.

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

Balance Sheet Hedges

Our foreign currency forward contracts, primarily accounts receivable, are not designated for hedge accounting treatment. Therefore, these forward contracts are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities on our condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are recorded as a component of other expense, net, in our condensed consolidated statements of operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign currency denominated assets and liabilities, which are also recorded to other expense, net, in our condensed consolidated statements of operations.

Total gross notional amount and fair value for foreign currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	March 31, 2021
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$1,367	$1	$1
Total	$1,367	$1	$1

	December 31, 2020
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$368	$—	$—
Total	$368	$—	$—
_________
(1) As presented in the condensed consolidated balance sheet within other current assets.
(2) As presented in the condensed consolidated balance sheet within other current liabilities.

The effect of foreign currency forward contracts not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2021 was as follows (in millions):

	Statement of Operations Classification	Three Months Ended March 31, 2021
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other (expense) income, net	$35
Total		$35

There were no hedging activities for the three months ended March 31, 2020.

8. Inventory

Inventory as of March 31, 2021 and December 31, 2020 consists of the following (in millions):

	March 31,	December 31,
	2021	2020
Raw materials	$430	$37
Work in progress	52	9
Finished goods	12	1
Total inventory	$494	$47

9. Property and Equipment, Net

Property and equipment, net, as of March 31, 2021 and December 31, 2020 consists of the following (in millions):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$125	$121
Leasehold improvements	184	180
Furniture, fixtures and other	5	5
Computer equipment and software	15	13
Internally developed software	7	7
Right-of-use asset, financing	108	56
Construction in progress	63	35
	507	417
Less: Accumulated depreciation	(135)	(120)
Property and equipment, net	$372	$297

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $15 million and $7 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of March 31, 2021 and December 31, 2020 consists of the following (in millions):

	March 31,	December 31,
	2021	2020
Down payments to manufacturing vendors	$224	$217
Other prepaid expenses	22	16
Tenant incentives receivables	10	10
Interest receivable on marketable securities	8	9
Prepaid expenses and other current assets	$264	$252

Accrued Liabilities

Accrued liabilities, as of March 31, 2021 and December 31, 2020 consists of the following (in millions):

	March 31,	December 31,
	2021	2020
Clinical trials	$181	$98
Raw materials	185	78
Royalties	84	—
Development operations	71	29
Manufacturing	119	53
Other external goods and services	58	92
Compensation-related	33	95
Property and equipment	17	18
Commercial	5	7
Accrued liabilities	$753	$470

Deferred Revenue

The following table summarizes the activities in deferred revenue for the three months ended March 31, 2021 (in millions):

	December 31, 2020	Additions	Deductions	March 31, 2021
Product sales	$3,799	$4,467	$(796)	$7,470
Grant revenue	5	2	(2)	5
Collaboration revenue	240	5	(10)	235
Total deferred liabilities	$4,044	$4,474	$(808)	$7,710

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

Moderna Technology Center North (MTC North)

In February 2019, we entered into a lease agreement for office and laboratory space of approximately 200,000 square feet, MTC North, located in Norwood, Massachusetts. The lease commenced in the second quarter of 2019 and had an initial expiration date of 2031. We have the option to extend the lease for up to four additional five-year terms. In May 2020, we entered into an amendment to the lease whereby we exercised an option available in the original lease to receive a tenant improvement allowance in the amount of $22 million to be paid back over the term of the lease with interest and extend the term of the lease to 2035.

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. As of March 31, 2021 and December 31, 2020, we had lease liabilities of $73 million and $24 million, respectively, related to the embedded leases. As of March 31, 2021 and December 31, 2020, we had right-of-use assets of $44 million and zero, as certain embedded leases dedicated to our COVID-19 vaccine program were deemed to have no alternative use prior to the EUA from the FDA in December 2020.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31,	December 31,
	2021	2020
Assets:
Right-of-use assets, operating, net (1) (2)	$89	$90
Right-of-use assets, financing, net (3) (4)	99	55
Total	$188	$145

Liabilities:
Current:
Operating lease liabilities (5)	$7	$6
Financing lease liabilities (5)	45	24
Total current lease liabilities	52	30
Non-current:
Operating lease liabilities, non-current	96	97
Financing lease liabilities, non-current	138	110
Total non-current lease liabilities	$234	$207
Total	$286	$237
_______
(1) These assets are real estate related assets, which include land, office and laboratory spaces.
(2) Net of accumulated depreciation.
(3) These assets are real estate assets related to the MTC North and MTC South leases as well as assets related to contract manufacturing service agreements.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements at March 31, 2021, are as follows (in millions):

Fiscal Year		Operating Leases (1)	Financing Leases (1)
2021	(remainder of the year)	$12	$46
2022		16	48
2023		16	12
2024		16	12
2025		17	13
Thereafter		94	428
Total minimum lease payments		171	559
Less amounts representing interest or imputed interest		(68)	(376)	(2)
Present value of lease liabilities		$103	$183
______
(1) Includes optional extensions in the MTC North and MTC South lease terms which represent a total of $339 million un-discounted future lease payments.
(2) MTC South interest is based on an imputed interest rate of 17.2%. MTC North and the embedded lease interest is based upon incremental borrowing rates of 8.2% and 0.6% respectively.

12. Commitments and Contingencies

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our PCV Agreement and PCV/SAV Agreement with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243 million for both periods as of March 31, 2021 and December 31, 2020. Please refer to our 2020 Form 10-K Note 5 to our consolidated financial statements.

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

Through the three months ended March 31, 2021 and the year ended December 31, 2020, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations (CMOs) for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of March 31, 2021, we had $1.0 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, including the Lonza agreement, which are expected to be paid through 2022. As of March 31, 2021, we had $30 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2024. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At March 31, 2021 and December 31, 2020, we had cancelable open purchase orders of $993 million and $897 million, respectively, in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at March 31, 2021 and December 31, 2020, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc. to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. The development and regulatory milestone payments, up to $2 million for therapeutic and prophylactic products and up to $1 million for diagnostic products will be recognized as a cost of the asset acquired upon resolution of the associated contingency and will be capitalized or expensed depending on the nature of the associated asset as of the date of recognition. Conversely, commercial milestone payments, up to $24 million, and royalties based on annual net sales of licensed products for therapeutic and prophylactic products will be accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. We recognized $84 million of royalty expenses associated with our product sales in the first quarter of 2021, which was recorded to cost of sales in our condensed consolidated statements of operations. We did not recognize any such royalties in the first quarter of 2020 as we did not have product sales in that quarter.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of March 31, 2021.

13. Stock-Based Compensation

As of March 31, 2021, we had a total of 62 million shares reserved for future issuance under our Equity Plans, of which 35 million shares were reserved for equity awards previously granted, and 27 million shares were available for future grants under the 2018 Equity Plan.

Options

The following table summarizes our option activity during the three months ended March 31, 2021:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in millions)
Outstanding at Outstanding at Outstanding at December 31, 2020	34.06	$17.14	$9.12	6.7 years	$2,976
Granted	0.87	171.07	75.13
Exercised	(1.89)	14.80	8.16
Canceled/forfeited	(0.09)	23.92	11.41
Outstanding at March 31, 2021	32.95	21.32	10.91	6.6 years	3,649
Exercisable at March 31, 2021	17.65	11.61	6.04	5.4 years	2,107
Expected to vest at March 31, 2021	15.30	32.51	16.52	8.0 years	1,542
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of March 31, 2021.

The total intrinsic value of options exercised was $250 million for the three months ended March 31, 2021. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $28 million for the three months ended March 31, 2021.

Restricted Common Stock Units (RSUs) and Performance Stock Units (PSUs)

The following table summarizes our RSU and PSU activity during the three months ended March 31, 2021:

	Units (in millions)	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2020	2.19	$30.85
Issued	0.46	165.19
Vested	(0.24)	24.77
Canceled/forfeited	(0.02)	32.39
Outstanding, non-vested at March 31, 2021	2.39	57.28

The total fair value of restricted stock units vested during the three months ended March 31, 2021 was $6 million. The total intrinsic value of restricted stock units vested during the three months ended March 31, 2021 was $35 million.

During the first quarter of 2021, we granted PSUs to certain senior executives with vesting that is contingent upon the achievement of specified preestablished goals over the performance period, generally three years. The actual number of common shares ultimately issued is calculated by multiplying the number of PSUs by a payout percentage ranging from 0% to 200%. The estimated fair value of PSUs is based on the grant date fair value.

2018 Employee Stock Purchase Plan (ESPP)

There were no shares sold under the ESPP during the three months ended March 31, 2021. As of March 31, 2021, 4 million shares were available for future issuance under the ESPP.

The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2021 and 2020 as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Options	$22	$18
RSUs and PSUs	7	2
ESPP	1	—
Total	$30	$20

Cost of sales	$4	$—
Research and development	14	12
Selling, general and administrative	12	8
Total	$30	$20

As of March 31, 2021, there was $337 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 3.1 years at March 31, 2021.

14. Income Taxes

We are subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2021 and 2020, we recorded provisions for income taxes of $39 million and an immaterial amount, respectively. Our effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate primarily due to the benefit of the foreign derived intangible income deduction, the benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, as well as a discrete item for excess tax benefits related to stock-based compensation. Our effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate primarily due to the valuation allowance.

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, we reassess any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. For the three months ended March 31, 2021, we reassessed the valuation allowance noting the increase in positive evidence, including significant revenue growth, expectations regarding future profitability, and successful supply chain and manufacturing capabilities to meet global product demand. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets. Therefore, we determined we should reverse the majority of our valuation allowance through the annual effective tax rate (AETR) with respect to amounts we expect to realize through current year income. In addition, we have recorded a discrete benefit of $49 million related to the release of the valuation allowance on deferred tax assets that we expect to utilize in future years. We will maintain a valuation allowance on certain state tax attributes that we expect will expire prior to the utilization.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. We do not currently expect the CARES Act to have a significant impact on our provision for income taxes.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of March 31, 2021 and December 31, 2020, we had an immaterial amount of gross unrecognized tax benefits, which would affect our tax rate if recognized. We do not expect that our unrecognized tax benefits will materially increase within the next twelve months. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. We did not recognize any material interest or penalties related to uncertain tax positions during the three months ended March 31, 2021 and 2020.

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We are not currently subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction since inception.

15. Earnings per Share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares outstanding during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three months ended March 31, 2021 and 2020 are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$1,221	$(124)
Denominator:
Basic weighted-average common shares outstanding	400	353
Effect of dilutive securities	30	—
Diluted weighted-average common shares outstanding	430	353

Basic EPS	$3.05	$(0.35)
Diluted EPS	$2.84	$(0.35)

The following common stock equivalents, presented based on amounts outstanding as of March 31, 2020 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive (in millions):

March 31,
2020
Stock options	45
Restricted common stock units	2
47

16. Subsequent Events

Subsequent to March 31, 2021, we have entered into additional supply agreements with customers to provide up to 47 million doses of our COVID-19 vaccine based on the initial confirmed volume, subject to modifications.

Subsequent to March 31, 2021, we have entered into additional binding purchase commitments with third-party contractual manufacturing organizations for our COVID-19 vaccine under existing or newly executed agreements. We are currently committed to minimum non-cancelable purchase obligations of $284 million related to these agreements, which are expected to be paid through 2022.

Additionally, on April 18, 2021, we entered into a further amendment to our existing agreement with BARDA, pursuant to which BARDA has agreed to fund the advancement of mRNA-1273 to potential licensure, including funding for clinical studies and manufacturing scale-up. The amendment increases the amount of potential reimbursements by $236 million in connection with costs associated with the Phase 3 clinical trials for mRNA-1273 and pharmacovigilance efforts, bringing the total BARDA support to approximately $1.3 billion.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial information and related notes included in this Form 10-Q and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021 (the “2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A - Risk Factors in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Business Highlights

Moderna COVID-19 Vaccine

On December 18, 2020, the U.S. FDA authorized the emergency use of the Moderna COVID-19 Vaccine in individuals 18 years of age or older. We have also received authorization for our COVID-19 vaccine from health agencies in Canada, Israel, the European Union, the United Kingdom, Switzerland, Singapore, Qatar, Taiwan, and the Philippines, and from the World Health Organization. Additional authorizations are currently under review in other countries and by the World Health Organization. We plan to initiate the rolling submission of data to the U.S. FDA for a Biologics License Application for our COVID-19 vaccine in May 2021.

We have entered into supply agreements with the U.S. Government and several other governments outside the United States for the supply of our COVID-19 vaccine. The agreements are generally subject to receipt of authorization or approval for the use and distribution of the vaccine from the relevant regulatory authority in each jurisdiction. Under these agreements, we are entitled to upfront deposits for our COVID-19 vaccine supply, initially recorded as deferred revenue. As of March 31, 2021, we had approximately $7.5 billion in deferred revenue in connection with the supply agreements with the U.S. Government and other governments, which will be recognized as revenue when revenue recognition criteria have been met.

For the first quarter of 2021, we delivered approximately 88 million doses of our COVID-19 vaccine to the U.S. government and approximately 14 million doses to other governments, and recognized $1.7 billion in product sales.

In the fourth quarter of 2020, we delivered approximately 17 million doses of our COVID-19 vaccine to the U.S. government. Through April 12, 2021, we cumulatively delivered approximately 132 million doses globally, including approximately 117 million doses to the U.S. government and approximately 15 million doses delivered to other governments from our ex-U.S. supply chain. We remain on track to deliver the second 100 million doses to the U.S. government by end of May 2021 followed by another 100 million additional doses by end of July 2021.

On April 29, 2021, we announced additional investments to facilitate the increased supply of our COVID-19 vaccine from our own and partnered manufacturing facilities. We anticipate these investments will increase our global 2022 capacity for the vaccine to up to 3 billion doses, depending upon the mix between the COVID-19 vaccine at the current 100 µg dose level and potentially lower doses of our variant booster candidates and pediatric vaccines, which are subject to further regulatory approval and authorization. These investments are expected to facilitate a doubling of drug substance manufacturing from Lonza’s Switzerland-based facility, a more than doubling of formulation, fill and finish and drug substance manufacturing at Rovi’s Spain-based facility, as well as a 50% increase of drug substance at Moderna’s facilities in the U.S. When completed, the investments are expected to also result in an increase in safety stock of raw materials and finished product used to deliver committed volumes. These forecasted increases to our supply are subject in part to performance by our manufacturing partners, which will require ramping-up capabilities at their own facilities and the hiring of qualified manufacturing personnel. On April 29, 2021, we also announced an increase in our projected supply of the COVID-19 vaccine for 2021 to between 800 million and 1 billion doses.

Moderna COVID-19 Vaccine Clinical Studies

An updated review of adjudicated cases has identified over 900 cases of COVID-19 in the Phase 3 clinical trial for mRNA-1273, which we refer to as the COVE study, as of April 9, 2021, including over 100 cases of severe COVID-19, as defined in the protocol, with a median follow-up of approximately 6 months after the second dose. Vaccine efficacy starting two weeks following the second dose and based on the updated adjudicated cases remains consistent with prior updates, including greater than 90% efficacy against all cases of COVID-19, and greater than 95% efficacy against severe cases of COVID-19. The COVE study is ongoing and reported results remain preliminary.

The Phase 2/3 TeenCOVE study of mRNA-1273 in adolescents ages 12-17 years has completed enrollment in the U.S. An initial analysis of 3,235 participants randomized 2:1 in the TeenCOVE study showed a vaccine efficacy rate of 96% in seronegative participants who received at least one injection. The analysis included 12 cases starting 14 days after the first dose and based on the CDC definition of COVID-19. Because the incidence rate of COVID-19 is lower in adolescents, the case definition is less stringent than for the Phase 3 COVE study, resulting in vaccine efficacy against milder disease. The median duration for follow-up in this initial analysis was 35 days following the second dose. mRNA-1273 was generally well tolerated. The majority of adverse events were mild or moderate in severity. No serious safety concerns have been identified to date. The most common solicited local adverse event was injection site pain. The most common solicited systemic adverse events after the second dose of mRNA-1273 were headache, fatigue, myalgia and chills. We are continuing to collect data in the TeenCOVE study and are in discussions with regulators about a potential amendment to our regulatory filings.

The Phase 2/3 KidCOVE study of mRNA-1273 in the pediatric population ages 6 months-11 years is currently enrolling. We expect to enroll 6,750 healthy pediatric participants in the U.S. and Canada into this two-part, dose escalation study. In Part 1, each participant ages 2 years to less than 12 years may receive one of two dose levels (50 µg or 100 µg). Also in Part 1, each participant ages six months to less than 2 years may receive one of three dose levels (25 µg, 50 µg and 100 µg). An interim analysis will be conducted to determine which dose will be used in Part 2, the placebo-controlled expansion portion of the study.

Variant-Specific Booster Candidates

On February 24, we announced that we had completed manufacturing of clinical trial material for our variant-specific vaccine candidate, mRNA-1273.351, against the SARS-CoV-2 variant known as B.1.351 (first identified in the Republic of South Africa) and that this vaccine had been shipped to the National Institutes of Health (NIH) for a Phase 1 clinical trial to be led and funded by the NIH’s National Institute of Allergy and Infectious Diseases. We are also developing a multivalent booster candidate, mRNA-1273.211, which combines mRNA-1273 (Moderna’s authorized vaccine against ancestral strains) and mRNA-1273.351 in a single vaccine.

Initial data from our Phase 2 study showed that a single 50 µg dose of mRNA-1273 or mRNA-1273.351 given as a booster to previously vaccinated individuals increased neutralizing antibody titer responses against SARS-CoV-2, B.1.351 and P.1 (another variant of concern, first identified in Brazil). A booster dose of mRNA-1273.351, the Company’s strain-matched booster, achieved higher neutralizing antibody titers against the B.1.351 variant of concern than a booster dose of mRNA-1273. Safety and tolerability profiles following third dose booster injections of 50 µg of mRNA-1273 or mRNA-1273.351 were generally comparable to those observed after the second dose of mRNA-1273 in the previously reported Phase 2 and Phase 3 studies. Our Phase 2 study to evaluate three approaches to boosting is ongoing.

In preclinical studies, both mRNA-1273.351 and mRNA-1273.211 demonstrated increased neutralizing titers against SARS-CoV-2 variants of concern in mice. Specifically, this preclinical data confirms improved neutralizing titers with the mRNA-1273.351 vaccine primary series. The multi-valent vaccine provided the broadest level of immunity in mice. A boost at 6 months with mRNA-1273.351 closed the neutralizing titer gap for the variants of concern. Following the mRNA-1273.351 boost, neutralizing titers were comparable between the ancestral strain and the new B.1.351 variant.

Key Updates for our Other Development Candidates

•CMV vaccine (mRNA-1647): Our vaccine against cytomegalovirus, or CMV (mRNA-1647) is a vaccine combining six mRNAs in a single vial, which encode for two antigens located on the surface of CMV: five mRNAs encoding the subunits that form the membrane-bound pentamer complex and one mRNA encoding the full-length membrane-bound glycoprotein B (gB). Both the pentamer and gB are essential for CMV to infect barrier epithelial surfaces and gain access to the body. mRNA-1647 is designed to produce an immune response against both the pentamer and gB for the prevention of CMV infection.

In April 2021, we announced seven-month data from the Phase 2 study of mRNA-1647 at the 50 μg, 100 μg and 150 μg dose levels. mRNA-1647 was generally well tolerated. The most common solicited local adverse reaction (AR) was injection site pain and the most common solicited systemic ARs were headache, fatigue, myalgia, arthralgia and chills. Rates of Grade 3 solicited ARs after the third vaccination were similar to, or lower than the rates of Grade 3 solicited ARs after the second vaccination. In CMV-seronegative participants in mRNA-1647 treatment groups after the third vaccination, neutralizing antibody geometric mean titers (GMTs) against epithelial cell infection were at least 20-fold higher than the baseline GMT of the CMV-seropositive group, and neutralizing antibody GMTs against fibroblast infection approximated the baseline GMT of the CMV-seropositive group. In CMV positive participants in mRNA-1647 treatment groups after the third vaccination, neutralizing antibody GMTs against epithelial cell infection increased to at least 6.8-fold over baseline, and neutralizing antibody GMTs against fibroblast infection increased to approximately 2-fold over baseline.

Based on the interim analysis of the Phase 2 study, the 100 μg dose has been chosen for the Phase 3 pivotal study for mRNA-1647, which will evaluate the prevention of primary CMV infection in seronegative women ages 16-40 years. We plan to enroll approximately 8,000 participants from approximately 150 sites across the U.S., Europe and Asia-Pacific into the Phase 3 study, which is expected to begin in 2021. Moderna owns worldwide commercial rights for mRNA-1647.

•Pediatric respiratory syncytial virus (RSV) vaccine (mRNA-1345): mRNA-1345 is a vaccine against RSV encoding for a prefusion F glycoprotein, which elicits a superior neutralizing antibody response compared to the postfusion state. The Phase 1 study of mRNA-1345 to evaluate the tolerability and reactogenicity of mRNA-1345 in younger adults, older adults and children is ongoing. All four cohorts of younger adults (ages 18-49 years) are fully enrolled. Dosing in the older adult cohort (ages 65-79 years) is ongoing. The age range of toddlers in this de-escalation Phase 1 study is 12-59 months.

In April 2021, we announced the first interim analysis of the Phase 1 study of mRNA-1345, through 1-month post-vaccination, of the younger adult cohorts. A single mRNA-1345 vaccination of 50 μg (N=19) or 100 μg (N=20) was generally well-tolerated in younger adults (ages 18-49 years). Ten participants received placebo. The most common local solicited adverse reaction was injection site pain, and the most common systemic solicited adverse reactions were headache, fatigue and myalgia. The majority of solicited adverse reactions occurred within 1-3 days after vaccination and resolved after 1-4 days. There were no deaths, no severe adverse events, no study discontinuations due to adverse events, and no adverse events that led to a study pause. mRNA-1345 was shown to increase RSV neutralizing antibodies in seropositive younger adults. Neutralizing antibodies were confirmed to be present at baseline in all participants, as expected. A single vaccination of mRNA-1345 at the 50 or 100 μg dose level boosted neutralizing antibody titers against both serotypes of RSV-A and RSV-B with no apparent dose response. At month 1, the geometric mean fold rise in neutralizing antibody relative to baseline was at least 20.5 for RSV-A and at least 11.7 for RSV-B. At the 100 μg dose level, the geometric mean fold rise (95% CI) in RSV-A neutralizing antibody titer at month 1 relative to baseline was 2.7 (2.1, 3.4) with mRNA-1777, our previous RSV vaccine candidate, compared to 21.0 (13.9, 31.8) with mRNA-1345. Both mRNA-1777 and mRNA-1345 encode for the prefusion RSV-F. We also intend to evaluate the potential of combinations of mRNA-1345 with our vaccines against other respiratory pathogens in children and separately in older adults. There is no approved vaccine for RSV. Moderna owns worldwide commercial rights to mRNA-1345.

•Seasonal influenza (flu) (mRNA-1010, mRNA-10202 and mRNA-1030): In January 2021, we announced our plans to test three development candidates for a seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030), which will allow us to identify a candidate to take forward into pivotal efficacy studies. The vaccine will be administered as a single dose and will aim to elicit protection from all seasonal influenza viruses. Our first-generation flu program will evaluate multiple candidates comprising multiple antigen combinations against the four seasonal viruses recommended by the World Health Organization. In the future we also plan to evaluate the combination of a seasonal influenza vaccine with vaccines against other respiratory viruses with similar epidemiology. We also plan to explore potential combination vaccines against flu, SARS-CoV-2, RSV and human metapneumovirus (hMPV). We expect to begin a Phase 1 clinical trial for the seasonal influenza program in 2021.

•Epstein-Barr virus (EBV) vaccine (mRNA-1189): mRNA-1189 is a vaccine against EBV containing five mRNAs that encode viral proteins (gp350, gB, gp42, gH and gL) in EBV. Similar to our CMV vaccine (mRNA-1647), the viral proteins in mRNA-1189 are expressed in their native membrane-bound form for recognition by the immune system. We are planning to begin a Phase 1 study of mRNA-1189 in 2021. There is no approved vaccine for EBV. Moderna owns worldwide commercial rights to mRNA-1189.

•Propionic acidemia (PA) (mRNA-3927): The first participant has been dosed in the Phase 1 clinical trial for mRNA-3927, our therapy for the treatment of propionic acidemia, or PA. The Phase 1 study is designed to evaluate the safety and tolerability of mRN-3927 in patients with PA. PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase, or PCC. It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. We implemented a novel design for the Phase 1/2 study in 2020 to identify the optimal dose in the most efficient manner and to make the study less burdensome on patients, their families and clinical partners. This is the first development candidate to enter the clinic in our intracellular therapeutics modality.

•hMPV/PIV3 vaccine (mRNA-1653): The first 10 subjects in the Phase 1b age de-escalation clinical trial of mRNA-1653 were enrolled and dosed prior to a COVID-19 related pause. The first two cohorts in the Phase 1b trial are fully enrolled and two further cohorts are enrolling.

•Human immunodeficiency virus (HIV) (mRNA-1644 and mRNA-1574): In January 2021, we announced two vaccine programs against HIV. mRNA-1644 is a novel approach to HIV vaccine strategy in humans designed to elicit broadly neutralizing HIV-1 antibodies (bNAbs) and is being developed in collaboration with the International AIDS Vaccine Initiative (IAVI) and the Bill and Melinda Gates Foundation (BMGF). A Phase 1 study for mRNA-1644 will use iterative human testing to validate the approach and antigens and multiple novel antigens will be used for germline-targeting and immuno-focusing. A second approach, mRNA-1574, is being evaluated in collaboration with the National Institutes of Health (NIH) and includes multiple native-like trimer antigens. We currently expect to begin phase 1 clinical trials for both mRNA-1644 and mRNA-1574 in 2021.

•Nipah virus (mRNA-1215): In January 2021, we announced a program to develop a vaccine against the Nipah virus, a zoonotic virus transmitted to humans from animals, contaminated food, or through direct human-to-human transmission and causes a range of illnesses including fatal encephalitis. The vaccine is being co-developed with the NIH’s Vaccine Research Center. We intend to initiate a Phase 1 clinical trial of mRNA-1215 in 2021, and anticipate the study will be sponsored by the NIH.

Our Pipeline

The following chart shows our current pipeline of 24 development programs, grouped into modalities—first our two core modalities where we believe we have reduced the technology risk, followed by our four exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines.

Abbreviations: GSD1a, Glycogen storage disease type 1a; H7N9, H7N9 influenza vaccine; IL-2, Interleukin 2: IL-12, interleukin 12; IL-23, interleukin 23; IL-36γ, interleu; OX40L, wildtype OX40 ligand; PD-L1, programmed death-ligand-1; VEGF-A, vascular endothelial growth factor A.

The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 24 programs. The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.

We have developed six modalities, which are summarized as follows:

•Prophylactic vaccines: Our prophylactic vaccines modality currently includes ten programs, six of which have entered into clinical trials and demonstrated desired pharmacology, in the form of immunogenicity, in positive Phase 1 clinical trials: H7N9 vaccine (mRNA-1851), RSV vaccine (mRNA-1777), human metapneumovirus (hMPV)/parainfluenza virus type 3 (PIV3) vaccine (mRNA-1653), Zika vaccine (mRNA-1893), CMV vaccine (mRNA-1647) and COVID-19 vaccine (mRNA-1273). We have ongoing Phase 1 trials for the Zika vaccine (mRNA-1893), pediatric RSV vaccine (mRNA-1345), hMPV/PIV3 vaccine (mRNA-1653) and Merck is conducting a Phase 1 trial for an additional RSV vaccine (mRNA-1172), which will be transitioned to Moderna after completion. Our COVID-19 vaccine (mRNA-1273) is described in detail above. Two other vaccines being developed as part of public health programs―H10N8 vaccine (mRNA-1440) and Chikungunya vaccine (mRNA-1388)―also produced positive Phase 1 clinical trial results, but are not being further developed without government or other funding. Our four pre-clinical programs within our prophylactic vaccines modality are for Epstein-Barr virus (mRNA-1189), seasonal influenza (mRNA-1010, mRNA-1020 and mRNA-1030), Nipah virus (mRNA-1215) and HIV (mRNA-1644 and mRNA-1574).

•Systemic secreted and cell surface therapeutics: We have four systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include our antibody against Chikungunya virus (mRNA-1944), Relaxin (mRNA-0184) for cardiac disorders, PD-L1 (mRNA-6981) for autoimmune hepatitis and IL-2 (mRNA-6231) for autoimmune disorders. Our antibody against Chikungunya virus (mRNA-1944) has had positive Phase 1 readouts to date. The remaining programs for Relaxin (mRNA-0184), PD-L1 (mRNA-6981) and IL-2 (mRNA-6231) are currently in preclinical development.

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

•Intratumoral immuno-oncology: We have three programs in this modality. The first program in this modality, OX40L (mRNA-2416), was designed to overcome technological challenges in advancing this modality, including engineering the mRNA sequence to minimize off-target effects, utilizing our proprietary lipid nanoparticles (LNPs) to enhance safety and tolerability, and to demonstrate expression of a membrane protein in patients. OX40L (mRNA-2416) is currently being evaluated in an ongoing Phase 1/2 trial in the United States and Israel, and protein expression has been demonstrated in a number of patients. Our second program, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752), is currently in a Phase 1 study that is designed as an open-label, multicenter study of intratumoral injections of Triplet (mRNA-2752) alone or in combination with durvalumab (anti-PD-L1) with sites in the United States and Israel. Our third program, IL-12 (MEDI1191), is being developed in collaboration with AstraZeneca. AstraZeneca is currently enrolling an open-label multicenter Phase 1 clinical trial of intratumoral injections of MEDI1191 alone and in combination with the checkpoint inhibitor, durvalumab.

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

•Systemic intracellular therapeutics: We have four systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address propionic acidemia, or PA (mRNA-3927), methylmalonic acidemia, or MMA (mRNA-3705), phenylketonuria, or PKU (mRNA-3283), and glycogen storage disorder type 1a, or GSD1a (mRNA-3745). The first patient has been dosed in the Phase 1 clinical trial of mRNA-3927, our intracellular program to address PA. We plan to file new IND and CTA applications for our next-generation MMA candidate, mRNA-3705. mRNA-3705 received a Breakthrough Designation from the FDA. PKU (mRNA-3283) and GSD1a (mRNA-3745) are currently in preclinical development.

Financial Operations Overview

Revenue

The following table summarizes revenue for each period presented (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
Product sales	$1,733	$—
Grant revenue	194	4
Collaboration revenue	10	4
Total revenue	$1,937	$8

We began to record product sales for our COVID-19 vaccine subsequent to its authorization for emergency use by the FDA and Health Canada in December 2020. For the three months ended March 31, 2021, we recognized $1.7 billion of product sales from our COVID-19 vaccine, of which $1.4 billion was generated in the United States and $375 million was generated from the rest of the world.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Grant revenue was comprised as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Grant revenue:
BARDA (1)	$192	$3
Other	2	1
Total grant revenue	$194	$4

_______
(1) For the three months ended March 31, 2021, $190 million of BARDA grant revenue was related to our mRNA-1273 program and $2 million was related to our Zika vaccine program.

Collaborative revenue from our strategic alliances was comprised as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Collaboration revenue:
AstraZeneca	$—	$1
Merck	—	1
Vertex	9	2
Other	1	—
Total collaboration revenue	$10	$4

We expect our product sales to significantly increase in 2021 compared to 2020. As of March 31, 2021, we had signed supply agreements of approximately $17.3 billion for the future supply of our COVID-19 vaccine and had deferred revenue of $7.5 billion associated with customer deposits received or billable under these agreements. Additional supply agreements have been agreed upon since March 31, 2021, and others are under discussion for 2021 and 2022 deliveries. In addition, we expect to continue to receive funding from our contract with BARDA. As of March 31, 2021, the remaining available funding net of revenue earned was $317 million. On April 18, 2021, we signed an amendment to our agreement with BARDA to increase total reimbursements by up to an additional $236 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the independent development of our mRNA medicines and pursuant to our strategic alliances and other factors.

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
•expenses incurred under agreements with third parties, such as consultants, investigative sites, contract research organizations (CROs) that conduct our preclinical studies and clinical trials, and in-licensing arrangements;
•expenses associated with developing manufacturing capabilities and acquiring materials for preclinical studies and clinical trials, including both internal manufacturing and third-party contract manufacturing organizations (CMOs);
•expenses incurred for the procurement of materials, laboratory supplies, and non-capital equipment used in the research and development process; and
•facilities, depreciation, and amortization, and other direct and allocated expenses incurred as a result of research and development activities.

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Program expenses by modality:
Prophylactic vaccines	$248	$9
Cancer vaccines	17	4
Intratumoral immuno-oncology	6	2
Systemic secreted and cell surface therapeutics	1	1
Systemic intracellular therapeutics	5	7
Total program-specific expenses by modality (1)	277	23
Other research and development expenses:
Discovery programs	13	10
Platform research	25	22
Technical development and unallocated manufacturing expenses	33	29
Shared discovery and development expenses	39	19
Stock-based compensation	14	12
Total research and development expenses	$401	$115
__________

(1)Include a total of 30 and 24 development candidates at March 31, 2021 and 2020, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

A “modality” refers to a group of programs with common product features and the associated combination of enabling mRNA technologies, delivery technologies, and manufacturing processes. The program-specific expenses by modality summarized in the table above include expenses we directly attribute to our programs, which consist primarily of external costs, such as fees paid to outside consultants, central laboratories, investigative sites, and CROs in connection with our preclinical studies and clinical trials, CMOs, and allocated manufacturing costs of inventory, mRNA supply and consumables. Costs to acquire and manufacture inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in unallocated manufacturing expenses when incurred, and subsequently allocated to program-specific manufacturing costs after completion of the program-specific production. The timing of allocating manufacturing costs to the specific program varies depending on the program development and production schedule. We generally do not allocate personnel-related costs, including stock-based compensation, costs associated with our general platform research, technical development, and other shared costs on a program-specific basis. These costs were therefore excluded from the summary of program-specific expenses by modality.

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

As we continue to progress mRNA-1273 through the development process toward a Biologics License Application approval, indication expansion of mRNA-1273 and variant-specific vaccine candidates during the current pandemic, we expect to continue to incur significant additional expenses. At this time, the magnitude of these potential expenditures is not known. In connection with the BARDA agreement to accelerate development of mRNA-1273, significant grant revenue and expenses are expected in 2021. BARDA's funding is expected to offset those expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA. As of March 31, 2021, the remaining available funding net of revenue earned was $317 million. On April 18, 2021, we signed an amendment to our agreement with BARDA, increasing the potential reimbursements thereunder by up to an additional $236 million in connection with the conduct of the Phase 3 clinical trial for mRNA-1273 and pharmacovigilance efforts.

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

Selling, general and administrative expenses

We started to incur sales and marketing expenses in the fourth quarter of 2020 to prepare for commercial operations in connection with the sale of our COVID-19 vaccine. Selling, general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for executives, finance, legal, human resources, business development and other administrative and operational functions, professional fees, accounting and legal services, sales and marketing, information technology and facility-related costs, and expenses associated with obtaining and maintaining intellectual property, or IP. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

We anticipate selling, general and administrative expenses will increase as we continue to expand the number of programs in development and to establish our commercial activities both within and outside the United States. We have already incurred additional expenses related to building out a regulatory, sales and marketing team to support the sale, marketing and distribution of our COVID-19 vaccine. If we obtain regulatory approval for any of our other investigational medicines, and do not enter into one or more third-party commercialization collaboration and manufacturing arrangements, we will incur significant additional expenses related to building out these functions.

We have a broad IP portfolio covering our development and commercialization of mRNA vaccine and therapeutic programs, including those related to mRNA design, formulation, and manufacturing platform technologies. We regularly file patent applications to protect innovations arising from our research and development. We also hold trademarks and trademark applications in the United States and foreign jurisdictions. Costs to secure and defend our IP are expensed as incurred and are classified as selling, general and administrative expenses.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other expense, net

Other expense, net consists of interest expense, gains (losses) from the sale of investments in marketable securities, foreign currency transaction and remeasurement gains (losses), and other income and expense unrelated to our core operations. Interest expense is primarily derived from our finance leases related to our Moderna Technology Center manufacturing facility (MTC South), Moderna Technology Center North (MTC North), and certain contract manufacturing service agreements.

We expect to continue to incur significant expenses as we continue our research and development and commercialization efforts. We expect our programs to mature and advance to later stage clinical development, and we expect expenses to increase as we seek regulatory approvals for our investigational medicines and commercialize any approved mRNA medicines. If we fail to sustain profitability on a continuing basis, we may incur losses in the future.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Form 10-K.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in millions):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	$	%
Revenue:
Product revenue	$1,733	$—	$1,733	100%
Grant revenue	194	4	190	4750%
Collaboration revenue	10	4	6	150%
Total revenue	1,937	8	1,929	24113%
Operating Expenses:
Cost of sales	193	—	193	100%
Research and development	401	115	286	249%
Selling, general and administrative	77	24	53	221%
Total operating expenses	671	139	532	383%
Income (loss) from operations	1,266	(131)	1,397	(1066)%
Interest income	4	8	(4)	(50)%
Other expense, net	(10)	(1)	(9)	900%
Income (loss) before income taxes	1,260	(124)	1,384	(1116)%
Provision for income taxes	39	—	39	100%
Net income (loss)	$1,221	$(124)	$1,345	(1085)%

Revenue

Total revenue increased by $1.9 billion, for the three months ended March 31, 2021 compared to the same period in 2020, due to increases in product sales and grant revenue. Product revenue was $1.7 billion for the three months ended March 31, 2021 from sales of our COVID-19 vaccine. For the three months ended March 31, 2021, we delivered approximately 88 million doses to the U.S. government and approximately 14 million doses to other governments. We did not have product sales until December 2020. Grant revenue increased by $190 million for the three months ended March 31, 2021 compared to the same period in 2020, mainly driven by an increase in revenue from BARDA related to our mRNA-1273 vaccine development.

Operating expenses

Cost of sales

We began capitalizing our COVID-19 vaccine inventory costs in December 2020, in connection with an EUA from the FDA, and based upon our expectation that these costs would be recoverable through commercialization of our COVID-19 vaccine. Prior to the capitalization of our COVID-19 vaccine inventory costs, such costs were recorded as research and development expenses in the period incurred. We expensed $242 million of pre-launch inventory costs in 2020. Our cost of sales were $193 million, or 11%, of our product sales, for the three months ended March 31, 2021, including third-party royalties of $84 million. A portion of the inventory costs associated with our products sales for the three months ended March 31, 2021 was expensed previously. If inventory sold for the three months ended March 31, 2021 was valued at cost, our cost of sales for the period would have been $377 million, or 22% of our product sales. As of March 31, 2021, we had substantially utilized our zero-cost COVID-19 vaccine inventory. We expect that in future periods our cost of sales as a percentage of our product sales will increase, reflecting the full cost of manufacturing.

Research and development expenses

Research and development expenses increased by $286 million, or 249%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase in clinical trial expenses of $219 million, an increase in manufacturing expenses related to our clinical trials of $25 million, an increase in personnel-related costs of $25 million, and an increase in consulting and outside services of $21 million.

These increases for the three-month period in 2021 were largely attributable to increased mRNA-1273 clinical development and headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $53 million, or 221%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was mainly due to an increase in consulting and outside services of $17 million, an increase in personnel-related costs of $11 million, an increase in marketing and other expenses of $10 million, an increase in legal and other licensing expenses of $7 million, and an increase in stock-based compensation of $4 million.

These increases for the three-month period in 2021 were primarily attributable to increased headcount and our COVID-19 vaccine commercialization-related activities.

Interest income

Interest income decreased by $4 million, or 50%, for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in interest income from our investments in marketable securities for the three-month period in 2021 was mainly driven by an overall lower interest rate environment.

Other expense, net

The following table summarizes other expense, net for each period presented (in millions):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	$	%
Interest expense	(3)	(1)	(2)	200%
Other expense, net	(7)	—	(7)	100%
Total other expense, net	$(10)	$(1)	$(9)	900%

Total other expense, net increased by $9 million, or 900%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in other expense, net for the period in 2021 was primarily due to losses in foreign currency transactions and remeasurements, partially offset by our balance sheet hedge activities. Our interest expense is primarily related to our finance leases.

Income taxes

Our provision for income taxes for the three months ended March 31, 2021 was $39 million as compared to an insignificant amount for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate primarily due to the benefit of the foreign derived intangible income deduction, the benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, as well as a discrete item for excess tax benefits related to stock-based compensation. Our effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate primarily due to the valuation allowance.

On a periodic basis, we reassesses any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the first quarter of 2021, we reassessed the valuation allowance noting the increase in positive evidence, including significant revenue growth, expectations regarding future profitability, and successful supply chain and manufacturing capabilities to meet global product demand. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets. Therefore, in the first quarter of 2021, we released our valuation allowance on the majority of our federal and state net operating losses and other deferred tax assets through the annual effective tax rate (AETR) as income is earned, resulting in a reduction in the AETR. In addition, we have recorded a discrete benefit of $49 million related to the deferred tax assets that we expect to utilize in future years. As of March 31, 2021, we continue to maintain a valuation allowance on certain state tax attributes.

Liquidity and capital resources

As of March 31, 2021, we had cash, cash equivalents and investments of $8.2 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of March 31, 2021, we had current and non-current investments of approximately $2.3 billion and $468 million, respectively.

We historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. Starting in August 2020, we have entered into supply agreements with the U.S. Government and several governments outside the United States for the supply of our COVID-19 vaccine and receive upfront deposits. As of March 31, 2021, we had $7.5 billion in deferred revenue related to customer deposits received or billable. In addition, as of March 31, 2021, BARDA has committed to fund up to $1.0 billion to accelerate the clinical development and manufacturing process scale-up of our COVID-19 vaccine. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure and the scale-up of manufacturing processes. As of March 31, 2021, the remaining available funding net of revenue earned was $317 million. On April 18, 2021, we signed an amendment to our agreement with BARDA to increase total reimbursements by up to an additional $236 million.

We continue to work toward the large-scale technical development, manufacturing scale-up in several countries and larger scale deployment of our COVID-19 vaccine. To support the scale-up, we have expended and will need to continue to expend significant resources and capital.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$2,971	$(106)
Investing activities	(180)	(316)
Financing activities	26	578
Net increase in cash, cash equivalents and restricted cash	$2,817	$156

Operating activities

We derive cash flows from operations primarily from cash collected from customer deposits related to our COVID-19 vaccine supply agreements as well as certain government-sponsored and private organizations and strategic alliances. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. Prior to 2020, we historically experienced negative cash flows from operating activities as we have invested in mRNA technologies, development pipeline, digital infrastructure, manufacturing technology and infrastructure.

Net cash provided by operating activities for the three months ended March 31, 2021 was $3.0 billion and consisted of net income of $1.2 billion and non-cash adjustments, plus a net change in assets and liabilities of $1.8 billion. Non-cash items included deferred income taxes of $50 million, stock-based compensation of $30 million, depreciation and amortization of $15 million, and amortization of investment premium and discount of $5 million. The net change in assets and liabilities was mainly due to an increase in deferred revenue of $3.7 billion, an increase in accrued liabilities of $285 million, and an increase in other liabilities of $93 million, partially offset by an increase in accounts receivable of $1.8 billion, an increase in inventory of $448 million, an decrease in accounts payable of $15 million, and an increase in prepaid expenses and other assets of $12 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $106 million and consisted of net loss of $124 million and non-cash adjustments of $28 million, minus a net change in assets and liabilities of $10 million. Non-cash items primarily included stock-based compensation of $20 million and depreciation and amortization of $7 million. The net change in assets and liabilities was primarily due to an increase of right-of-use assets relating to operating leases of $14 million and a decrease in accrued liabilities of $12 million, partially offset by an increase in operating lease liabilities of $15 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the three months ended March 31, 2021 was $180 million, which included purchases of marketable securities of $726 million and purchases of property and equipment of $35 million, partially offset by proceeds from maturities of marketable securities of $339 million and proceeds from sales of marketable securities of $242 million.

Net cash used in investing activities for the three months ended March 31, 2020 was $316 million, which included purchases of marketable securities of $621 million and purchases of property and equipment of $6 million, partially offset by proceeds from maturities of marketable securities of $269 million and proceeds from sales of marketable securities of $42 million.

Financing activities

We generated cash from financing activities of $26 million for the three months ended March 31, 2021, primarily from net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of $28 million.

We generated cash from financing activities of $578 million for the three months ended March 31, 2020, from net proceeds from an equity offering of $550 million and net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of $28 million.

Operation and funding requirements

From our inception to the end of 2020, we incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We generated net income in the first quarter of 2021 in connection with our product sales. We have an accumulated deficit of $1.0 billion as of March 31, 2021. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on mRNA-1273 will require significant cash outflows during 2021, most of which may not be reimbursed or otherwise paid for by our partners or collaborators.
We believe that our cash, cash equivalents, and investments as of March 31, 2021, will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of our financial statements. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including expenses related to the ongoing coronavirus pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

If we are unable to sustain profitability on a continuing basis, we may be required to finance future cash needs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, potential future strategic alliances from which we receive upfront fees, milestone payments, and other forms of consideration, and marketing, manufacturing, distribution and licensing arrangements. If we are required to finance future cash needs, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our investigational medicines, or slow down or cease work on one or more of our programs. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise funds through strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or investigational medicines or grant licenses on terms that may not be favorable to us. Any of these events could significantly harm our business, financial condition, and prospects.

Contractual Obligations

As of March 31, 2021, other than disclosed at Note 11 and Note 12 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

Off balance sheet arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents, and investments in marketable securities of $8.2 billion and $5.2 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper), which are classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels at March 31, 2021, the net fair value of our interest sensitive marketable securities would not experience a material change.
Foreign Currency Risk
Our revenue generating activities and operations have been primarily denominated in U.S. dollars. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a balance sheet hedging program.

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

As of March 31, 2021, a hypothetical adverse movement of 10 percent in foreign currency exchange rates compared to the U.S. dollars across all maturities would have resulted in potential declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of approximately $136 million. We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2021. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1*†	Amendment No. 6, dated February 16, 2021, to Agreement No. HHSO100201600029C, by and between ModernaTX, Inc. and the Biomedical Advanced Research and Development Authority, dated as of April 16, 2020
10.2*†	Amendment No. 7, dated March 12, 2021, to Agreement No. HHSO100201600029C, by and between ModernaTX, Inc. and the Biomedical Advanced Research and Development Authority, dated as of April 16, 2020
10.3*†	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Stock Option and Incentive Plan
10.4*†	Amended and Restated Non-Employee Director Compensation Policy, effective April 28, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith

+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
May 6, 2021
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ David W. Meline
May 6, 2021
David W. Meline
Chief Financial Officer
(Principal Financial Officer)