Form 10-Q
period 2021-09-30
Moderna, Inc.
filed 2021-11-04
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
				Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 29, 2021, there were 405,449,527 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•legal and regulatory developments in the United States and foreign countries;

•our ability to produce our products or investigational medicines with advantages in turnaround times or manufacturing cost;

•the success of competing therapies or treatments that are or may become available as an alternative to our products;

•our ability to attract and retain key scientific or management personnel; and

•developments relating to our competitors and our industry.

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

ADDITIONAL INFORMATION

Our website, www.modernatx.com, including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog; as well as our social media channels: Facebook, www.facebook.com/modernatx; Twitter, www.twitter.com/modernatx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. Information contained on our website and social media channels shall not be deemed incorporated into, or be a part of this Form 10-Q.

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,550	$2,624
Investments	3,356	1,984
Accounts receivable	3,142	1,391
Inventory	965	47
Prepaid expenses and other current assets	412	252
Total current assets	13,425	6,298
Investments, non-current	6,442	639
Property and equipment, net	845	297
Right-of-use assets, operating leases	115	90
Restricted cash, non-current	11	11
Deferred tax assets	81	—
Other non-current assets	4	2
Total assets	$20,923	$7,337
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87	$18
Accrued liabilities	1,076	470
Deferred revenue	7,977	3,867
Income taxes payable	565	—
Other current liabilities	252	34
Total current liabilities	9,957	4,389
Deferred revenue, non-current	498	177
Operating lease liabilities, non-current	105	97
Financing lease liabilities, non-current	238	110
Other non-current liabilities	1	3
Total liabilities	10,799	4,776
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of September 30, 2021 and December 31, 2020; 405 and 399 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	5,003	4,802
Accumulated other comprehensive income	31	3
Retained earnings (accumulated deficit)	5,090	(2,244)
Total stockholders’ equity	10,124	2,561
Total liabilities and stockholders’ equity	$20,923	$7,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$4,810	$—	$10,740	$—
Grant revenue	140	145	473	187
Collaboration revenue	19	12	47	45
Total revenue	4,969	157	11,260	232
Operating expenses:
Cost of sales	722	—	1,665	—
Research and development	521	344	1,343	611
Selling, general and administrative	168	48	366	109
Total operating expenses	1,411	392	3,374	720
Income (loss) from operations	3,558	(235)	7,886	(488)
Interest income	4	6	11	21
Other expense, net	(10)	(3)	(22)	(6)
Income (loss) before income taxes	3,552	(232)	7,875	(473)
Provision for income taxes	219	1	541	1
Net income (loss)	$3,333	$(233)	$7,334	$(474)

Earnings (loss) per share:
Basic	$8.27	$(0.59)	$18.25	$(1.26)
Diluted	$7.70	$(0.59)	$17.00	$(1.26)

Weighted average common shares used in calculation of earnings (loss) per share:
Basic	404	395	402	376
Diluted	434	395	431	376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,333	$(233)	$7,334	$(474)
Other comprehensive income (loss), net of tax:
Available-for-sales securities:
Unrealized (losses) gains on available-for-sale debt securities	(3)	(3)	(10)	2
Less: net realized (gains) losses on available-for-sale securities reclassified in net income (loss)	(1)	—	(2)	1
Net (decrease) increase from available-for-sale debt securities	(4)	(3)	(12)	3
Cash flow hedges:
Unrealized gains on derivative instruments	30	—	51	—
Less: net realized (gains) on derivative instruments reclassified in net income	(11)	—	(11)	—
Net increase from derivatives designated as hedging instruments	19	—	40	—
Total other comprehensive income (loss)	15	(3)	28	3
Comprehensive income (loss)	$3,348	$(236)	$7,362	$(471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	403	$—	$4,931	$16	$1,757	$6,704
Exercise of options to purchase common stock	2	—	32	—	—	32
Stock-based compensation	—	—	40	—	—	40
Other comprehensive income, net of tax	—	—	—	15	—	15
Net income	—	—	—	—	3,333	3,333
Balance at September 30, 2021	405	$—	$5,003	$31	$5,090	$10,124

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	393	$—	$4,677	$8	$(1,738)	$2,947
Exercise of options to purchase common stock	2	—	27	—	—	27
Stock-based compensation	—	—	22	—	—	22
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(233)	(233)
Balance at September 30, 2020	395	$—	$4,726	$5	$(1,971)	$2,760

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	399	$—	$4,802	$3	$(2,244)	$2,561
Exercise of options to purchase common stock	6	—	91	—	—	91
Purchase of common stock under employee stock purchase plan	—	—	5	—	—	5
Stock-based compensation	—	—	105	—	—	105
Other comprehensive income, net of tax	—	—	—	28	—	28
Net income	—	—	—	—	7,334	7,334
Balance at September 30, 2021	405	$—	$5,003	$31	$5,090	$10,124

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	337	$—	$2,670	$2	$(1,497)	$1,175
Proceeds from public offering of common stock, net of issuance costs of $2	48	—	1,853	—	—	1,853
Exercise of options to purchase common stock	10	—	133	—	—	133
Purchase of common stock under employee stock purchase plan	—	—	3	—	—	3
Stock-based compensation	—	—	67	—	—	67
Other comprehensive income, net of tax	—	—	—	3	—	3
Net loss	—	—	—	—	(474)	(474)
Balance at September 30, 2020	395	$—	$4,726	$5	$(1,971)	$2,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$7,334	$(474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	105	67
Depreciation and amortization	154	24
Amortization/accretion of investments	33	5
Deferred income taxes	(89)	—
Changes in assets and liabilities:
Accounts receivable	(1,751)	(185)
Prepaid expenses and other assets	(186)	(68)
Inventory	(918)	—
Right-of-use assets, operating leases	(25)	(13)
Accounts payable	26	14
Accrued liabilities	600	132
Deferred revenue	4,431	1,240
Income taxes payable	565	—
Operating lease liabilities	8	14
Other liabilities	23	7
Net cash provided by operating activities	10,310	763
Investing activities
Purchases of marketable securities	(10,279)	(2,326)
Proceeds from maturities of marketable securities	1,075	748
Proceeds from sales of marketable securities	1,983	140
Purchases of property and equipment	(164)	(44)
Net cash used in investing activities	(7,385)	(1,482)
Financing activities
Proceeds from public offerings of common stock, net of issuance costs	—	1,853
Proceeds from issuance of common stock through equity plans, net	96	136
Changes in financing lease liabilities	(96)	—
Net cash provided by financing activities	—	1,989
Net increase in cash, cash equivalents and restricted cash	2,925	1,270
Cash, cash equivalents and restricted cash, beginning of year	2,636	248
Cash, cash equivalents and restricted cash, end of period	$5,561	$1,518
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$66	$13
Right-of-use assets obtained through finance lease modifications and reassessments	$364	$46
Right-of-use assets obtained in exchange for financing lease liabilities	$126	$—

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax) in individuals 18 years of age or older. We have also received authorization for our COVID-19 vaccine from health agencies in more than 60 countries and from the World Health Organization. Additional authorizations are currently under review in other countries. In addition, we have received authorization for our COVID-19 vaccine for use in adolescents in the United Kingdom, European Union, Japan, Canada, Switzerland, Taiwan, Saudi Arabia, Australia, and the Philippines, and have pending applications for authorization to administer the vaccine to adolescents with regulatory agencies in the United States and other countries.

The FDA has approved an update to the EUA for the Moderna COVID-19 vaccine to include a third dose at the 100 µg level for immunocompromised individuals 18 years of age or older in the United States, as well as the administration of 50 µg booster doses for individuals age 65 and older, people aged 18 to 64 who are at high risk of severe COVID-19, and people aged 18 to 64 with frequent institutional or occupational exposure to SARS-CoV-2. In October 2021, the U.S. Advisory Committee on Immunization Practices (ACIP) also endorsed recommending the Moderna COVID-19 Vaccine as a booster, regardless of the original vaccine received by an individual in their primary series. The European Medicines Agency (EMA) has also authorized a third dose of the Moderna COVID-19 vaccine given at least 28 days after the second dose to severely immunocompromised individuals 12 years of age or older, as well as the administration of 50 µg booster doses for individuals 18 years of age and older. In August 2021, we completed the rolling submission process with the FDA for a Biologics License Application (BLA) for our COVID-19 vaccine, which is subject to Priority Review.

As of September 30, 2021, we had 37 mRNA development programs in our portfolio with 22 having entered the clinic. In the third quarter of 2021, we refined the way we track our development programs and now separately track each indication of our COVID-19 and RSV vaccine candidates, which resulted in an increase in the number of our development programs. We have incurred significant expenses in connection with the discovery, development and commercialization of our products, and we expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with the ongoing development and commercialization of our COVID-19 vaccine and ongoing activities to support our platform research, drug discovery and clinical development, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2 and vaccines against other respiratory diseases, infrastructure and Research Engine and Early Development Engine (which includes our Moderna Technology Center), digital infrastructure, creation of a portfolio of intellectual property, and administrative support. We may finance our future cash needs that exceed our operating costs through a combination of public or private equity offerings, structured financings and debt financings, government funding arrangements, strategic alliances and marketing, manufacturing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all.

We believe that our cash, cash equivalents, and investments as of September 30, 2021 will be sufficient to enable us to fund our projected operations through at least the next 12 months from the issuance of these financial statements. We are subject to numerous risks and uncertainties associated with pharmaceutical development and commercialization, and we are unable to predict the timing or amount of expenses or if we will be able to maintain profitability. If we are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those described in our 2020 Form 10-K, except for “Derivative financial instruments” disclosed within Note 6.

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

The components of accumulated other comprehensive income for the three and nine months ended September 30, 2021 were as follows (in millions):

	Unrealized Loss on Available-for-Sale Debt Securities	Net Unrealized Gains on Derivatives Designated As Hedging Instruments	Total
Accumulated other comprehensive income, balance at December 31, 2020	$3	$—	$3
Other comprehensive loss	(2)	—	(2)
Accumulated other comprehensive income, balance at March 31, 2021	1	—	1
Other comprehensive (loss) income	(6)	21	15
Accumulated other comprehensive income, balance at June 30, 2021	$(5)	$21	$16
Other comprehensive (loss) income	(4)	19	15
Accumulated other comprehensive income, balance at September 30, 2021	$(9)	$40	$31

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 30,
	2021	2020
Cash and cash equivalents	$5,550	$1,506
Restricted cash	—	1
Restricted cash, non-current	11	11
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$5,561	$1,518

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

Product sales by customer geographic location was as follows (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
United States	$1,197	$4,648
Rest of world	3,613	6,092
Total	$4,810	$10,740

There were no product sales for the three and nine months ended September 30, 2020. As of September 30, 2021, our COVID-19 vaccine was our only commercial product authorized for use.

As of September 30, 2021 and December 31, 2020, we had deferred revenue of $8.3 billion and $3.8 billion, respectively, related to customer deposits. We expect $7.9 billion of our deferred revenue related to customer deposits as of September 30, 2021 to be realized in less than one year. Timing of product manufacturing, delivery, and receipt of marketing approval will determine the period in which revenue is recognized.

4. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing vaccines and therapeutics. As of September 30, 2021, the committed funding, net of revenue earned, was $4 million. An additional $43 million of funding will be available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our vaccine candidate against COVID-19. In July 2020, we amended our agreement with BARDA to provide for an additional commitment of up to $472 million to support late-stage clinical development of mRNA-1273, including the execution of a 30,000 participant Phase 3 study in the U.S. We further amended the agreement in March 2021 to provide for an additional commitment of $63 million to further support late-stage clinical development, including Phase 2/3 mRNA-1273 pediatric studies. In April 2021, we entered into a further amendment to the BARDA agreement, increasing the amount of potential reimbursements by $236 million in connection with costs associated with the Phase 3 clinical trials for mRNA-1273 and pharmacovigilance efforts. In June 2021, the agreement with BARDA was further amended to award additional funding of $144 million to support pediatric clinical trials for mRNA-1273. The maximum award from BARDA, inclusive of the 2020 and 2021 amendments, was approximately $1.4 billion. Under the terms of the agreement, BARDA will fund the advancement of mRNA-1273 to FDA licensure. All contract options have been exercised. As of September 30, 2021, the remaining available funding, net of revenue earned, was $441 million.

In September 2016, we received from BARDA an award of up to $126 million, subsequently adjusted to $117 million in 2021, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of September 30, 2021, the remaining available funding, net of revenue earned, was $55 million, with an additional $8 million available if the final contract option is exercised.

In January 2016, we entered a global health project framework agreement with the Bill and Melinda Gates Foundation (Gates Foundation) to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of September 30, 2021, the available funding, net of revenue earned, was $7 million, with up to an additional $80 million available if additional follow-on projects are approved.

The following table summarizes grant revenue as of and for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
BARDA	$128	$143	$454	$183
Other grant revenue	12	2	19	4
Total grant revenue	$140	$145	$473	$187

5. Collaboration Agreements

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of September 30, 2021 and December 31, 2020, we had collaboration agreements with AstraZeneca plc (AstraZeneca), Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), and others. Please refer to our 2020 Form 10-K under the heading “Third-Party Strategic Alliances” and Note 5 to our consolidated financial statements for further description of these collaboration agreements.

The following table summarizes our total consolidated revenue from our strategic collaborators for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Collaboration Revenue by Strategic Collaborator:	2021	2020	2021	2020
AstraZeneca	$3	$—	$7	$17
Merck	7	6	11	18
Vertex	5	6	23	10
Other	4	—	6	—
Total collaboration revenue	$19	$12	$47	$45

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the nine months ended September 30, 2021 (in millions):

	December 31, 2020	Additions	Deductions	September 30, 2021
Contract Assets:
Accounts receivable	$6	$21	$(21)	$6
Contract Liabilities:
Deferred revenue	$240	$23	$(45)	$218

As of September 30, 2021, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $310 million.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$5,550	$—	$—	$5,550	$5,550	$—	$—
Available-for-sale:
Certificates of deposit	85	—	—	85	—	85	—
U.S. treasury bills	95	—	—	95	—	95	—
U.S. treasury notes	6,557	1	(5)	6,553	—	2,046	4,507
Corporate debt securities	2,956	1	(4)	2,953	—	1,118	1,835
Government debt securities	113	—	(1)	112	—	12	100
Total	$15,356	$2	$(10)	$15,348	$5,550	$3,356	$6,442

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,624	$—	$—	$2,624	$2,624	$—	$—
Available-for-sale:
Certificates of deposit	239	—	—	239	—	215	24
U.S. treasury bills	492	—	—	492	—	492	—
U.S. treasury notes	87	—	—	87	—	38	49
Corporate debt securities	1,788	4	—	1,792	—	1,239	553
Government debt securities	13	—	—	13	—	—	13
Total	$5,243	$4	$—	$5,247	$2,624	$1,984	$639

The amortized cost and estimated fair value of marketable securities by contractual maturity at September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,356	$3,356
Due after one year through five years	6,450	6,442
Total	$9,806	$9,798

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,981	$1,984
Due after one year through five years	638	639
Total	$2,619	$2,623

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and nine months ended September 30, 2021 and 2020. We did not recognize any credit-related allowance to available-for-sale securities as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, we did not have material gross unrealized losses. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair value at September 30, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$4,606	$4,606	$—
Certificates of deposit	85	—	85
U.S. treasury bills	95	—	95
U.S. treasury notes	6,553	—	6,553
Corporate debt securities	2,953	—	2,953
Government debt securities	112	—	112
Derivative instruments (Note 7)	51	—	51
Total	$14,455	$4,606	$9,849
Liabilities:
Derivative instruments (Note 7)	$1	$—	$1

	Fair value at December 31, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$660	$660	$—
Certificates of deposit	239	—	239
U.S. treasury bills	492	—	492
U.S. treasury notes	87	—	87
Corporate debt securities	1,792	—	1,792
Government debt securities	13	—	13
Total	$3,283	$660	$2,623

As of September 30, 2021 and December 31, 2020, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

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

Cash Flow Hedges

We mitigate the foreign exchange risk arising from the fluctuations in foreign currency denominated product sales in Euro through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that do not exceed 15 months in duration. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our condensed consolidated balance sheets. The gains or losses resulting from changes in the fair value of these hedges are initially recorded as a component of accumulated other comprehensive income (AOCI) in stockholders’ equity and subsequently reclassified to product sales in the period during which the hedged transaction affects earnings. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to other expense, net, in our condensed consolidated statements of operations. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an on-going basis both retrospectively and prospectively. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded as a component of other expense, net, in our condensed consolidated statements of operations. As of September 30, 2021, we had net deferred gains of $48 million on our foreign currency forward contracts included in AOCI that are expected to be recognized into product sales within the next 12 months.

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

Total gross notional amount and fair value of our foreign currency derivatives were as follows (in millions):

	September 30, 2021
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$1,436	$48	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	556	3	1
Total derivatives	$1,992	$51	$1

	December 31, 2020
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$368	$—	$—
Total derivatives	$368	$—	$—
_________
(1) As presented in the condensed consolidated balance sheets within prepaid expenses and other current assets.
(2) As presented in the condensed consolidated balance sheets within other current liabilities.

Gains on our foreign currency derivatives, net of tax, recognized in our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 were as follows (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts	$30	$51

The effect of our foreign currency derivatives in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was as follows (in millions):

	Statement of Operations Classification	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts
Net gain reclassified from AOCI into income	Product sales	$(11)	$(11)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts
Net realized and unrealized gain (loss)	Other expense, net	$3	$(16)

There were no hedging activities for the three and nine months ended September 30, 2020.

8. Inventory

Inventory as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Raw materials	$605	$37
Work in progress	233	9
Finished goods	127	1
Total inventory	$965	$47

9. Property and Equipment, Net

Property and equipment, net, as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$152	$121
Leasehold improvements	231	180
Furniture, fixtures and other	8	5
Computer equipment and software	15	13
Internally developed software	9	7
Right-of-use asset, financing (Note 11)	546	56
Construction in progress	158	35
Total	1,119	417
Less: Accumulated depreciation	(274)	(120)
Property and equipment, net	$845	$297

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $70 million and $8 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $154 million and $24 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Down payments to manufacturing vendors	$156	$217
Other prepaid expenses	105	7
Value added tax receivable	57	7
Derivative assets	51	—
Other current assets	43	21
Prepaid expenses and other current assets	$412	$252

Accrued Liabilities

Accrued liabilities, as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Clinical trials	$166	$98
Raw materials	141	78
Royalties	168	—
Development operations	125	29
Manufacturing	196	53
Other external goods and services	87	92
Compensation-related	105	95
Other	88	25
Accrued liabilities	$1,076	$470

Other Current Liabilities

Other current liabilities, as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Lease liabilities - financing (Note 11)	$218	$24
Lease liabilities - operating (Note 11)	22	6
Other	12	4
Other current liabilities	$252	$34

Deferred Revenue

The following table summarizes the activities in deferred revenue for the nine months ended September 30, 2021 (in millions):

	December 31, 2020	Additions	Deductions	September 30, 2021
Product sales	$3,799	$9,615	$(5,163)	$8,251
Grant revenue	5	20	(19)	6
Collaboration revenue	240	23	(45)	218
Total deferred revenue	$4,044	$9,658	$(5,227)	$8,475

11. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2035. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts, our Cambridge facility and our Moderna Technology Center, located in Norwood. We also lease other office spaces globally for our business operations.

Operating Leases

Cambridge facility

We occupy a multi-building campus in Technology Square in Cambridge, Massachusetts with a mix of offices and research laboratory space totaling approximately 261,000 square feet. Our Cambridge facility leases have expiry ranges from 2022 to 2029.

Finance Leases

Moderna Technology Center

We have an industrial technology center in Norwood, Massachusetts, our Moderna Technology Center (MTC), which comprises three buildings, MTC South, MTC North, and MTC East.

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

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. As of September 30, 2021 and December 31, 2020, we had lease liabilities of $218 million and $24 million, respectively, related to the embedded leases. As of September 30, 2021 and December 31, 2020, we had right-of-use assets of $238 million and zero, as certain embedded leases dedicated to our COVID-19 vaccine program were deemed to have no alternative use prior to the EUA from the FDA in December 2020.

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30,	December 31,
	2021	2020
Assets:
Right-of-use assets, operating, net (1) (2)	$115	$90
Right-of-use assets, financing, net (3) (4)	416	55
Total	$531	$145

Liabilities:
Current:
Operating lease liabilities (5)	$22	$6
Financing lease liabilities (5)	218	24
Total current lease liabilities	240	30
Non-current:
Operating lease liabilities, non-current	105	97
Financing lease liabilities, non-current	238	110
Total non-current lease liabilities	$343	$207
Total	$583	$237
_______
(1) These assets are real estate related assets, which include land, office, and laboratory spaces.
(2) Net of accumulated depreciation.
(3) These assets are real estate assets related to the MTC South, MTC North, and MTC East leases as well as assets related to contract manufacturing service agreements.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements at September 30, 2021, are as follows (in millions):

Fiscal Year		Operating Leases (1)	Financing Leases (1)
2021	(remainder of the year)	$7	$66
2022		31	173
2023		25	19
2024		16	19
2025		17	19
Thereafter		94	600
Total minimum lease payments		190	896
Less amounts representing interest or imputed interest		(63)	(440)	(2)
Present value of lease liabilities		$127	$456
______
(1) Includes optional extensions in the MTC South, MTC North, and MTC East lease terms, which represent a total of $445 million undiscounted future lease payments.
(2) MTC South interest is based on an imputed interest rate of 17.2%. MTC North, MTC East, and the embedded lease interest is based upon incremental borrowing rates of 8.2%, 3.7%, and 0.6%, respectively.

12. Commitments and Contingencies

Strategic Collaborations

Under our strategic collaboration agreements, we are committed to perform certain research, development, and manufacturing activities. As part of our personalized cancer vaccine (PCV) Agreement and PCV/SAV Agreement (which also relates to shared neoantigen mRNA cancer vaccine) with Merck, we are committed to perform certain research, development and manufacturing activities related to PCV products through an initial Phase 2 clinical trial up to a budgeted amount of $243 million for both periods as of September 30, 2021 and December 31, 2020. Please refer to Note 5 for our consolidated financial statements in our 2020 Form 10-K.

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

Through the three and nine months ended September 30, 2021 and the year ended December 31, 2020, we had not experienced any losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations (CMOs) for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of September 30, 2021, we had $2.3 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2024. As of September 30, 2021, we had $69 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2026. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At September 30, 2021 and December 31, 2020, we had cancelable open purchase orders of $1.3 billion and $897 million, respectively, in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at September 30, 2021 and December 31, 2020, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc. to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. Commercial milestone payments, up to $24 million, and royalties based on annual net sales of licensed products for therapeutic and prophylactic products are accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. For the three and nine months ended September 30, 2021, we recognized $168 million and $400 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of operations. We did not recognize any such royalties for the three and nine months ended September 30, 2020 as we did not have product sales during the period.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of September 30, 2021.

Moderna Science Center

In September 2021, we announced an investment in our Moderna Science Center (MSC), in Cambridge, Massachusetts. MSC will integrate scientific and non-scientific spaces, including our principal executive offices, and is being built to support our growth as we continue to advance our pipeline of mRNA medicines. In relation to the investment, we entered into a lease agreement for approximately 462,000 square feet and will undergo an approximately two-year building project. Following the building project, the lease term is 15 years, subject to our right to extend the lease for up to two additional seven-year terms. Pursuant to this lease agreement, we are committed to approximately $1.1 billion non-cancellable rent payments for the initial lease term. Construction at the location has begun, and we expect to begin a phased move-in process in 2023.

13. Stock-Based Compensation

As of September 30, 2021, we had a total of 58 million shares reserved for future issuance under our Equity Plans, of which 31 million shares were reserved for equity awards previously granted, and 27 million shares were available for future grants under the 2018 Equity Plan.

Options

The following table summarizes our option activity during the nine months ended September 30, 2021:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in millions)
Outstanding at December 31, 2020	34.06	$17.14	$9.12	6.7 years	$2,976
Granted	1.28	195.93	86.02
Exercised	(5.69)	15.77	8.89
Canceled/forfeited	(0.86)	26.97	14.51
Outstanding at September 30, 2021	28.79	25.09	12.43	6.1 years	10,362
Exercisable at September 30, 2021	16.84	12.68	6.56	5.0 years	6,266
Expected to vest at September 30, 2021	11.95	42.56	20.71	7.6 years	4,096
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of September 30, 2021.

The total intrinsic value of options exercised was $1.2 billion for the nine months ended September 30, 2021. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises was approximately $91 million for the nine months ended September 30, 2021.

Restricted Common Stock Units (RSUs) and Performance Stock Units (PSUs)

The following table summarizes our RSU and PSU activity during the nine months ended September 30, 2021:

	Units (in millions)	Weighted-Average Fair Value per Unit
Outstanding, non-vested at December 31, 2020	2.19	$30.85
Issued	0.63	198.19
Vested	(0.48)	27.41
Canceled/forfeited	(0.10)	43.72
Outstanding, non-vested at September 30, 2021	2.24	78.43

The total fair value of restricted stock units vested during the nine months ended September 30, 2021 was $13 million. The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2021 was $108 million.

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

2018 Employee Stock Purchase Plan (ESPP)

We sold an immaterial number of shares under the ESPP during the nine months ended September 30, 2021. As of September 30, 2021, 4 million shares were available for future issuance under the ESPP.

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	$27	$18	$73	$57
RSUs and PSUs	12	3	29	8
ESPP	1	1	3	2
Total	$40	$22	$105	$67

Cost of sales	$1	$—	$13	$—
Research and development	25	13	54	40
Selling, general and administrative	14	9	38	27
Total	$40	$22	$105	$67

As of September 30, 2021, there was $348 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 3.0 years at September 30, 2021.

Share Repurchase Program

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

During the three and nine months ended September 30, 2021, we did not make any repurchases under the Share Repurchase Program.

14. Income Taxes

We are subject to U.S. federal and state and foreign income taxes. For the three and nine months ended September 30, 2021, we recorded provisions for income taxes of $219 million and $541 million, respectively, compared to $1 million in each of the same periods in 2020. Our effective tax rate for the three and nine months ended September 30, 2021 was 6% and 7%, respectively, and was lower than the U.S. statutory rate primarily due to the benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, the benefit of the foreign derived intangible income deduction, as well as a discrete item for excess tax benefits related to stock-based compensation. Our effective tax rate for the three and nine months ended September 30, 2020 was lower than the U.S. statutory rate primarily due to the valuation allowance.

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, we reassess any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the first quarter of 2021, we reassessed the valuation allowance noting the increase in positive evidence, including significant revenue growth, expectations regarding future profitability, and successful supply chain and manufacturing capabilities to meet global product demand. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets. Therefore, we determined we should reverse the majority of our valuation allowance through the annual effective tax rate (AETR) with respect to amounts we expect to realize through current year income. In addition, for the nine months ended September 30, 2021, we have recorded a discrete benefit of $49 million related to the release of the valuation allowance on deferred tax assets that we expect to utilize in future years. We maintain a valuation allowance on certain state tax attributes that we expect will expire prior to the utilization.

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

Basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 were calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$3,333	$(233)	$7,334	$(474)
Denominator:
Basic weighted-average common shares outstanding	404	395	402	376
Effect of dilutive securities	30	—	29	—
Diluted weighted-average common shares outstanding	434	395	431	376

Basic EPS	$8.27	$(0.59)	$18.25	$(1.26)
Diluted EPS	$7.70	$(0.59)	$17.00	$(1.26)

The following common stock equivalents, presented based on amounts outstanding as of September 30, 2020 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive (in millions):

September 30,
2020
Stock options	37
Restricted common stock units	2
Total	39

For the three and nine months ended September 30, 2021, we had an immaterial number of securities that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

16. Subsequent Events

Subsequent to September 30, 2021, we have entered into additional commitments and supply agreements with customers to provide up to 58 million doses of our COVID-19 vaccine and our updated variant booster vaccine candidate based on the initial confirmed volume, subject to modifications.

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

Within our platform, we develop technologies that enable the development of mRNA medicines for diverse applications. When we identify technologies that we believe could enable a new group of potential mRNA medicines with shared product features, we call that group a “modality.” While the programs within a modality may target diverse diseases, they share similar mRNA technologies, delivery technologies, and manufacturing processes to achieve shared product features. The programs within a modality will also generally share similar pharmacology profiles, including the desired dose response, the expected dosing regimen, the target tissue for protein expression, safety and tolerability goals, and pharmaceutical properties. Programs within a modality often have correlated technology risk, but, because they pursue diverse diseases, they often have uncorrelated biology risk. We have created seven modalities to date:

•prophylactic vaccines;
•systemic secreted and cell surface therapeutics;
•cancer vaccines;
•intratumoral immuno-oncology;
•localized regenerative therapeutics;
•systemic intracellular therapeutics; and
•inhaled pulmonary therapeutics.

We have designated our prophylactic vaccines and systemic secreted and cell surface therapeutics modalities as our “core modalities.” In these core modalities, our strategy is to invest in additional development candidates using our accumulated innovations in technology, our process insights and our preclinical and clinical experience. Our exploratory modalities continue to be a critical part of advancing our strategy to maximize the application of our potential mRNA medicines.

Business Highlights

Moderna COVID-19 Vaccine

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax) in individuals 18 years of age or older. We have also received authorization for our COVID-19 vaccine from health agencies in more than 50 countries and from the World Health Organization (WHO). Additional authorizations are currently under review in other countries. In addition, we have received authorization for our COVID-19 vaccine for use in adolescents in the United Kingdom, European Union, Japan, Canada, Switzerland, Taiwan, Saudi Arabia, Australia and the Philippines, and have pending applications for authorization to administer the vaccine to adolescents with regulatory agencies in the United States and other countries.

The FDA has approved an update to the EUA for the Moderna COVID-19 Vaccine to include a third dose for immunocompromised individuals 18 years of age or older in the United States, as well as the administration of 50 µg booster doses for individuals age 65 and older, people aged 18 to 64 who are at high risk of severe COVID-19, and people aged 18 to 64 with frequent institutional or occupational exposure to SARS-CoV-2. In October 2021, the U.S. Advisory Committee on Immunization Practices (ACIP) also endorsed recommending the Moderna COVID-19 Vaccine as a booster, regardless of the original vaccine received by an individual in their primary series. The European Medicines Agency (EMA) has also authorized a third dose of the Moderna COVID-19 vaccine given at least 28 days after the second dose to severely immunocompromised individuals 12 years of age or older, as well as the administration of 50 µg booster doses for individuals 18 years of age and older. In August 2021, we completed the rolling submission process with the FDA for a Biologics License Application (BLA) for our COVID-19 vaccine, which is subject to Priority Review.

On October 29, 2021, the FDA informed us that the agency will require additional time to evaluate recently conducted international analyses of the risk of myocarditis (inflammation of the heart muscle) after vaccination in connection with our requested EUA to administer the Moderna COVID-19 Vaccine in adolescents (12-17 years of age). The FDA notified us that this review may not be completed before January 2022. An increased risk of myocarditis has been described for mRNA COVID-19 vaccines, including the Moderna COVID-19 vaccine, particularly in young men and following the second dose. The U.S. Centers for Disease Control (CDC) and Prevention and the WHO have stated that myocarditis following vaccination with mRNA vaccines has been rare and generally mild. We are committed to conducting our own careful review of new external analyses as they become available. We do not yet have access to data from some recent international analyses. We currently expect that we will also delay filing a request for EUA of our COVID-19 vaccine at the 50 µg dose level in the pediatric population (6-11 years of age) while the FDA completes its review of the adolescent EUA request.

We have entered into supply agreements with the U.S. Government, several other governments outside the United States and with UNICEF (on behalf of the COVAX Facility) and the African Union for the supply of our COVID-19 vaccine. The agreements are generally subject to receipt of authorization or approval for the use and distribution of the vaccine from the relevant regulatory authority in each jurisdiction. Under these agreements, we are entitled to upfront deposits for our COVID-19 vaccine supply, initially recorded as deferred revenue. As of September 30, 2021, we had approximately $8.3 billion in deferred revenue in connection with the supply agreements with the U.S. Government and other customers, which will be recognized as revenue when revenue recognition criteria have been met.

For the third quarter of 2021, we delivered approximately 73 million doses of our COVID-19 vaccine to the U.S. Government and approximately 136 million doses to other governments, and recognized $4.8 billion in product sales. For the nine months ended September 30, 2021, we delivered approximately 287 million doses of our COVID-19 vaccine to the U.S. Government and approximately 222 million doses to other governments, and recognized $10.7 billion in product sales.

In the second quarter of 2021, we announced additional investments to facilitate the increased supply of our COVID-19 vaccine from our own and partnered manufacturing facilities, and an expansion of the Moderna Technology Center (MTC) in Norwood, Massachusetts, to more than double our facility space to help transform it from a production and lab space to an industrial technology center. These investments are expected to facilitate a doubling of drug substance manufacturing from Lonza’s Switzerland-based facility, a more than doubling of formulation, fill/finish and drug substance manufacturing at Rovi’s Spain-based facility, as well as a 50% increase of drug substance at Moderna’s facilities in the U.S. When completed, the investments are expected to also result in an increase in safety stock of raw materials and finished product used to deliver committed volumes. These forecasted increases to our supply are subject in part to performance by our manufacturing partners, which will require ramping-up capabilities at their own facilities and the hiring of qualified manufacturing personnel.

We currently anticipate that we will be supply between 700 million and 800 million doses of our COVID-19 vaccine in 2021, at the 100 µg dose. Key variables impacting output include longer delivery lead times for international shipments and exports that may shift deliveries to early 2022, temporary impact from expansion of fill/finish capacity and ramp up of product release to market. The ultimate number of doses that we anticipate delivering in 2022 is subject to a number of factors, including demand for the vaccine as the COVID-19 pandemic shifts to an anticipated endemic phase, demand for presentations of our vaccine, the dosage for the vaccine (including different dose amounts for primary series, booster series and pediatric vaccines), and other factors.

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

The Phase 2/3 TeenCOVE study of mRNA-1273 in adolescents ages 12-17 years has completed enrollment in the United States. An initial analysis of 3,732 participants randomized 2:1 in the TeenCOVE study showed a vaccine efficacy rate of 93% in seronegative participants who received at least one injection (modified intent-to-treat cohort) in a secondary analysis. The median duration for follow-up in this analysis was 53 days following the second dose. mRNA-1273 was generally well tolerated. The majority of adverse events were mild or moderate in severity. No serious safety concerns have been identified to date. The most common solicited local adverse event was injection site pain. The most common solicited systemic adverse events after the second dose of mRNA-1273 were headache, fatigue, myalgia and chills. We have received authorization for our COVID-19 vaccine for use in adolescents in the United Kingdom, European Union, Japan, Canada, Switzerland, Taiwan, Saudi Arabia, Australia and the Philippines. We have filed for an EUA for adolescents with the FDA and a determination is pending, as described in further detail above.

The Phase 2/3 KidCOVE study of mRNA-1273 in the pediatric population ages 6 months to 11 years is ongoing. We expect to enroll more than 12,000 healthy pediatric participants in the U.S. and Canada into this two-part, dose escalation study. Data from the KidCOVE study two weeks after the first dose of mRNA-1273 at the 50 µg dose level showed a vaccine efficacy of 100%, using the Phase 3 COVE study primary case definition for COVID-19. Additionally, for asymptomatic infection two weeks after the first dose, vaccine efficacy was 65% (95% CI: .16, .85). For SARS-CoV-2 infection regardless of symptoms, vaccine efficacy was 80% (95% CI: .62, .90) two weeks after the first dose. On October 24, the Company announced positive top line top line data from the Phase 2/3 study of mRNA-1273 in children 6 to 11 years of age. GMR comparing the response in children to the response in young adults from the Phase 3 COVE study was 1.5 (95% CI: 1.3, 1.8), with a seroresponse rate of 99.3%. Two 50 μg doses of mRNA-1273 were generally well tolerated. The Company plans to submit results to the U.S. FDA, EMA and regulatory agencies around the world. The age groups are 6 years to <12 years, 2 years to <6 years and 6 months to <2 years. In part 1, each age group tests one of two dose levels. Following an interim analysis, a dose will be selected for part 2, a placebo-controlled expansion portion of the study, which is expected to enroll 4,000 participants. We are in part 1 of the study for the two other age groups, 2 years to <6 years and 6 months to <2 years old. Dose selection studies are underway for the 2 to <6 years and 6 months to <2 years age groups.

The Phase 1 study of mRNA-1283 is fully enrolled and ongoing. An interim analysis of data from the Phase 1 study of mRNA-1283 at three dose levels indicates that a lower dose of mRNA-1283 achieved similar neutralizing antibody responses compared to a primary series of mRNA-1273. mRNA-1283 had an acceptable tolerability profile. The Company is preparing to begin a Phase 2 booster study of mRNA-1283. mRNA-1283 is a next-generation vaccine candidate against COVID-19 that encodes for the portions of the SARS-CoV-2 spike protein critical for neutralization, specifically the Receptor Binding Domain (RBD) and N-terminal Domain (NTD). The encoded mRNA-1283 antigen is shorter than mRNA-1273 and is being developed as a potential refrigerator-stable mRNA vaccine that will facilitate easier distribution and administration by healthcare providers.

Variant-Specific Booster Candidates

In February 2021, we announced that we had completed manufacturing of clinical trial material for our variant-specific vaccine candidate, mRNA-1273.351, against the SARS-CoV-2 variant known as the Beta variant (or B.1.351, first identified in the Republic of South Africa) and that this vaccine had been shipped to the National Institutes of Health (NIH) for a Phase 1 clinical trial to be led and funded by the NIH’s National Institute of Allergy and Infectious Diseases. We are also developing a multivalent booster candidate, mRNA-1273.211, which combines mRNA-1273 (Moderna’s authorized vaccine against ancestral strains) and the Beta variant in a single vaccine.

Data from our Phase 2 study showed that a single 50 µg dose of mRNA-1273, mRNA-1273.351 or mRNA-1273.211 given as a booster to previously vaccinated individuals (n=20 per group) increased neutralizing antibody titer responses against SARS-CoV-2 and important variants of concern, including the Gamma variant (or P.1, first identified in Brazil), the Beta variant, and the Delta variant (B.1.617.2). Neutralizing antibody levels following the boost approached those observed after primary vaccination with two doses of 100 µg of mRNA-1273. These data have been published in Nature Medicine. Safety and tolerability profiles following third dose booster injections of 50 µg of mRNA-1273, mRNA-1273.351 or mRNA-1273.211 were generally comparable to those observed after the second dose of mRNA-1273 in the previously reported Phase 2 and Phase 3 studies. Our Phase 2 study to evaluate three approaches to boosting is ongoing. We are also in the process of developing a booster tailored to the Delta variant (mRNA-1273.617), and anticipate developing a multivalent booster (referred to as mRNA-1273.213) that combines mRNA-1273.617 with another COVID-19 candidate.

Other Business Updates

On November 1, 2021, we announced that, as part of our commitment to sustainability, we will work to achieve net-zero carbon emissions from our operations globally by 2030. These efforts to reduce our environmental impact are expected to include implementing key initiatives to reduce the carbon footprint from both our existing and future facilities, encouraging green transportation and working with our suppliers as they move toward their own carbon reduction goals.

On November 2, 2021, we announced that we have entered into a strategic research and development collaboration with Metagenomi, Inc., focused on advancing novel gene editing technologies for in vivo human therapeutic applications. The collaboration will utilize Metagenomi’s next generation gene editing tools and leverage Moderna’s mRNA platform, as well as LNP delivery technologies, with the goal of developing curative therapies for patients with serious genetic diseases.

Key Updates for our Other Development Candidates

•Cytomegalovirus (CMV) vaccine (mRNA-1647): Our vaccine against CMV (mRNA-1647) is a vaccine combining six mRNAs in a single vial, which encode for two antigens located on the surface of CMV: five mRNAs encoding the subunits that form the membrane-bound pentamer complex and one mRNA encoding the full-length membrane-bound glycoprotein B (gB). Both the pentamer and gB are essential for CMV to infect barrier epithelial surfaces and gain access to the body. mRNA-1647 is designed to produce an immune response against both the pentamer and gB for the prevention of CMV infection.

Based on the interim analysis of the Phase 2 study, which we announced in April 2021, the 100 μg dose has been chosen for the Phase 3 pivotal study for mRNA-1647, known as the CMVictory study, which will evaluate the prevention of primary CMV infection in seronegative women ages 16-40 years. We plan to enroll up to a total of 8,000 participants, including 6,900 women of child-bearing age from approximately 150 sites across the U.S., Europe and Asia-Pacific into the Phase 3 study, and the first participant was dosed in the Phase 3 study on October 26, 2021. Moderna owns worldwide commercial rights for mRNA-1647.

•Respiratory syncytial virus (RSV) vaccine (mRNA-1345): mRNA-1345 is a vaccine against RSV encoding for a prefusion F glycoprotein, which elicits a superior neutralizing antibody response compared to the postfusion state. The Phase 1 study of mRNA-1345 to evaluate the tolerability, reactogenicity and immunogenicity of mRNA-1345 in younger adults, older adults, women of child-bearing age and children is ongoing. All younger adult (ages 18-49 years) and older adult (ages 65-79 years) cohorts are fully enrolled. Dosing in the older adult cohort (ages 65-79 years) is ongoing. Phase 1 interim data from the older adult cohort showed that a single mRNA-1345 vaccination at 50 µg, 100 µg or 200 µg boosted neutralizing antibody titers against RSV-A by approximately 14-fold and against RSV-B by approximately 10-fold. We are preparing for a global Phase 2/3 study with approximately 34,000 participants, which will test the 50 µg dose and we expect the trial to begin by the end of 2021. The age range of toddlers in this de-escalation Phase 1 study is 12-59 months and the pediatric cohort is ongoing, as are the cohorts of women of child-bearing potential. The FDA has granted Fast Track designation for mRNA-1345 in adults older than 60 years of age. There is no approved vaccine for RSV. Moderna owns worldwide commercial rights to mRNA-1345.

•Seasonal influenza (flu) (mRNA-1010, mRNA-10202 and mRNA-1030): In January 2021, we announced three development candidates for a seasonal influenza vaccine (mRNA-1010, mRNA-1020 and mRNA-1030). In July 2021, the first participants were dosed in the Phase 1/2 study of mRNA-1010, our first generation flu program, and the Phase 1 portion of the Phase1/2 study is fully enrolled. Preparation for the Phase 2 portion of the study are ongoing. mRNA-1010 is a quadrivalent seasonal influenza vaccine candidate targeting WHO recommendations including A H1N1, H3N2 and influenza B Yamagata and Victoria lineages. Our vision is to develop a respiratory vaccine for the adult and elderly populations combining seasonal flu, a COVID-19 variant booster and RSV. Moderna owns worldwide commercial rights to mRNA-1010.

•Human metapneumovirus (hMPV) and parainfluenza type 3 (PIV3) vaccine (mRNA-1653): We are enrolling seropositive pediatric participants (12-36 months of age) in the Phase 1 study of hMPV/PIV3 study (mRNA-1653). The first cohort in this study is fully enrolled. Moderna owns worldwide commercial rights to mRNA-1653.

•Pediatric RSV and hMPV combination vaccine (mRNA-1365): mRNA-1365 is a vaccine against RSV encoding for the prefusion F glycoprotein and the hMPV F protein. Moderna owns worldwide commercial rights to mRNA-1365.

•Zika vaccine (mRNA-1893): mRNA-1893 is a vaccine against ZIKV. After administration of the vaccine, the mRNA is translated as a polyprotein and processed inside the cell to make a virus-like particle (VLP). This process mimics the response of the cell after natural infection. This program is funded by BARDA. In 2020, we announced positive Phase 1 data showing that mRNA-1893 was well-tolerated at all dose levels, and safety and tolerability did not appear to be influenced by the serostatus of the participants at baseline. All dose levels of mRNA-1893 induced a strong neutralizing ZIKV-specific antibody response in baseline flavivirus seronegative participants. Geometric mean titers (GMTs) post-dose two were comparable to those in a small panel of Zika convalescent sera collected during the epidemic. In participants with pre-existing flavivirus antibodies, neutralizing antibody titers were boosted with a single dose of the vaccine as shown by the GMTs and the seroconversion rates. We have started a Phase 2 study that is expected to enroll approximately 800 participants in the United States and Puerto Rico. There is no approved vaccine for Zika.

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

•Propionic acidemia (PA) (mRNA-3927): Enrollment for the Phase 1/2 clinical trial for mRNA-3927, our therapy for the treatment of propionic acidemia, or PA, is ongoing and the first cohort is fully enrolled. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3927 in patients with PA. PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase (PCC). It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. This is the first development candidate to enter the clinic in our intracellular therapeutics modality.

•Methylmalonic acidemia (MMA) (mRNA-3705): Enrollment for the Phase 1/2 clinical trial for mRNA-3705, our therapy for the treatment of methylmalonic acidemia, or MMA, is ongoing and the first patient has been dosed. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3705 in patients with MMA. MMA is a rare, life-threatening, inherited metabolic disorder that is primarily caused by a defect in the mitochondrial enzyme methylmalonyl-coenzyme A mutase, or MUT. It primarily affects the pediatric population. There is no approved therapy that addresses the underlying disorder, including no approved enzyme replacement therapy, due to the complexity of the protein and its mitochondrial localization.

•Glycogen storage disease type 1a (GSD1a) (mRNA-3745): The FDA has granted mRNA-3745 Orphan Drug Designation and completed its review of the IND application allowing it to proceed to clinic. Individuals with GSD1a have a deficiency in glucose-6-phosphatase resulting in pathological blood glucose imbalance. mRNA-3745 is an IV-administered mRNA encoding human G6Pase enzyme, designed to restore the deficient or defective intracellular enzyme activity in patients with GSD1a. Moderna owns worldwide commercial rights to mRNA-3745.

•Crigler-Najjar Syndrome Type 1 (CN-1) (mRNA-3351): mRNA-3351 encodes for the human UGT1A1 and is designed to restore the missing or dysfunctional proteins that causes Crigler-Najjar Syndrome Type 1. mRNA-3351 has been granted Rare Pediatric Disease designation by the FDA. We are providing investigational mRNA-3351 to the nonprofit Institute for Life Changing Medicines (ILCM) free of charge. ILCM will be responsible for the clinical development of mRNA-3351 and plans to initiate clinical studies of mRNA-3351 in 2022.

•IL-2 Mutein (mRNA-6231): mRNA-6231 is an mRNA-encoded IL-2 modified for the expansion of regulatory T cells. A Phase 1 study in healthy volunteers has dosed its first participants. It is also our first subcutaneously administered therapeutic program.

•Intratumoral Immuno-Oncology: The Phase 1 trial evaluating Triplet (mRNA-2752), which includes OX40L and two proinflammatory cytokines, IL-23, and IL-36γ, encapsulated in our proprietary LNP, is ongoing. New expansion cohorts are also enrolling.

•Personalized cancer vaccine (mRNA-4157): Our personalized cancer vaccine, or PCV, is currently being evaluated in a Phase 1 and Phase 2 study. The randomized, placebo-controlled Phase 2 study investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA®), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma is fully enrolled (n=150). The primary endpoint of the Phase 2 study is recurrence-free survival at 12 months. The Phase 1 in multiple cohorts is ongoing and the expanded head and neck cohort is recruiting additional patients. Moderna shares worldwide commercial rights to mRNA-4157 with Merck.

•Cystic Fibrosis (CF) (VXc-522): VXc-522 is an mRNA therapeutic that we are designing in collaboration with Vertex Pharmaceuticals. VXc-522 is designed to treat the underlying cause of CF by enabling cells in the lungs to produce functional cystic fibrosis transmembrane conductance regulator (CFTR) protein for the treatment of the 10% of patients who do not produce any CFTR protein. IND-enabling studies are underway and Vertex expects to submit an IND for this program in 2022. VXc-522 is being advanced by Vertex.

Our Pipeline

The following chart shows our current pipeline of 37 development programs, grouped into modalities—first our two core modalities where we believe we have reduced the technology risk, followed by our four exploratory modalities in which we are continuing to investigate the clinical use of mRNA medicines. In the third quarter of 2021, we refined the way we track our development programs and now separately track each indication of our COVID-19 and RSV vaccine candidates, which resulted in an increase in the number of our development.

Abbreviations: AZ, AstraZeneca; BARDA, Biomedical Advanced Research and Development Authority; CMV, Cytomegalovirus; DARPA, Defense Advanced Research Projects Agency; EBV, Epstein-Barr virus; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; IAVI, International AIDS Vaccine Initiative; ILCM, Institute for Life Changing Medicines; IL-2, interleukin 2; IL-12, interleukin 12; IL-23, interleukin 23; IL-36γ, interleukin-36 gamma; NIH, National Institutes of Health; OX40L, wildtype OX40 ligand; RSV, respiratory syncytial virus; VEGF-A, vascular endothelial growth factor A.

The breadth of biology addressable using mRNA technology is reflected in our current development pipeline of 37 programs. The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.
We have developed seven modalities, which are summarized as follows:
•Prophylactic vaccines: Our prophylactic vaccines modality currently includes 23 development programs, 13 of which have entered into clinical trials. We have ongoing Phase 1 trials for our RSV vaccine in pediatrics and older adults (mRNA-1345), flu vaccine (mRNA-1010), and hMPV/PIV3 vaccine (mRNA-1653). We have ongoing Phase 2 studies for our Zika vaccine (mRNA-1893) and CMV vaccine (mRNA-1647). The Phase 3 trial for our CMV vaccine commenced in October 2021. Our COVID-19 vaccine (mRNA-1273) is described in detail above. Our ten preclinical programs within our prophylactic vaccines modality are for our COVID-19 variant- specific candidate (mRNA-1273.213), our combined COVID-19 and flu vaccine and flu vaccine (mRNA-1073), our seasonal flu vaccines (mRNA-1020 and mRNA-1030), our combination pediatric RSV and hMPV vaccine (mRNA-1365), Epstein-Barr virus (EBV) (mRNA-1189), EBV therapeutic vaccine (mRNA-1195), Nipah virus (mRNA-1215) and HIV (mRNA-1644 and mRNA-1574). Three other vaccines as part of public health programs have had positive Phase 1 readouts―H10N8 vaccine (mRNA-1440), H7N9 flu vaccine (mRNA-1851), and Chikungunya vaccine (mRNA-1388)― but are not being further developed without government or other funding.

•Systemic secreted and cell surface therapeutics: We have four systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include our antibody against Chikungunya virus (mRNA-1944), Relaxin (mRNA-0184) for cardiac disorders, PD-L1 (mRNA-6981) for autoimmune hepatitis and IL-2 (mRNA-6231) for autoimmune disorders. Our antibody against Chikungunya virus (mRNA-1944) has had positive Phase 1 readouts to date, but we do not have plans to advance to a Phase 2 study. Our IL-2 program (mRNA-6231) is currently in a Phase 1 study, and is our first autoimmune therapeutic candidate to enter the clinic. The remaining programs for Relaxin (mRNA-0184) and PD-L1 (mRNA-6981) are currently in preclinical development.

•Cancer vaccines: We are currently developing two programs within our cancer vaccines modality. Our personalized cancer vaccine program mRNA-4157 is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial and a randomized Phase 2 trial, which is fully enrolled. Our second program within this modality, mRNA-5671, is a KRAS vaccine. Our strategic collaborator Merck has a Phase 1 clinical trial ongoing for mRNA-5671.

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

•Localized regenerative therapeutics: Our localized VEGF-A program, AZD8601, which is being developed by AstraZeneca, has completed a Phase 1a/b trial to describe its safety, tolerability, protein production, and activity in diabetic patients. The study has met its primary objectives of describing safety and tolerability and secondary objectives of demonstrating protein production and changes in blood flow post AZD8601 administration. We believe these data provide clinical proof of mechanism for our mRNA technology outside of the vaccine setting. The Phase 2a study of AZD8601 VEGF-A, which is being developed for patients with ischemic heart disease undergoing coronary artery bypass grafting surgery with moderately impaired systolic function, led by AstraZeneca, has completed recruitment after enrollment of the low dose cohort (n=11). Moderna has licensed worldwide commercial rights to AZD8601 to AstraZeneca.

•Systemic intracellular therapeutics: We have five systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address propionic acidemia, or PA (mRNA-3927), methylmalonic acidemia (MMA) (mRNA-3705), phenylketonuria (PKU) (mRNA-3283), glycogen storage disorder type 1a (GSD1a) (mRNA-3745) and Crigler-Najjar Syndrome Type 1 (CN-1) (mRNA-3351). We have an ongoing Phase 1 clinical trials for PA (mRNA-3927) and MMA (mRNA-3705). PKU (mRNA-3283), GSD1a (mRNA-3745) and CN-1 (mRNA-3351) are currently in preclinical development. The FDA has granted Orphan Drug Designation for mRNA-3745 and has completed its review of the IND application allowing it to proceed to clinic. We have entered into a collaboration agreement with the Institute for Life Changing Medicines (ILCM) to license mRNA-3351 to ILCM with no upfront fees, and without any downstream payments. ILCM will be responsible for the clinical development of mRNA-3351.

•Inhaled pulmonary therapeutics: We have one inhaled pulmonary therapeutic development candidate in our pipeline. Our program addresses cystic fibrosis, or CF (VXc-522), in collaboration partnership with Vertex Pharmaceuticals. VXc-522 is an mRNA therapeutic designed to treat the underlying cause of CF by enabling cells in the lungs to produce functional cystic fibrosis transmembrane conductance regulator (CFTR) protein for the treatment of the 10% of patients who do not produce any CFTR protein. IND-enabling studies are underway and Vertex expects to submit an IND for this program in 2022. Moderna has licensed worldwide commercial rights to VXc-522 to Vertex.

Financial Operations Overview

Revenue

The following table summarizes revenue for each period presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$4,810	$—	$10,740	$—
Grant revenue	140	145	473	187
Collaboration revenue	19	12	47	45
Total revenue	$4,969	$157	$11,260	$232

We began to record product sales for our COVID-19 vaccine subsequent to its authorization for emergency use by the FDA and Health Canada in December 2020. For the three months ended September 30, 2021, we recognized $4.8 billion of product sales from our COVID-19 vaccine, of which $1.2 billion was generated in the United States and $3.6 billion was generated from the rest of the world. For the nine months ended September 30, 2021, we recognized $10.7 billion of product sales from our COVID-19 vaccine, of which $4.6 billion was generated in the United States and $6.1 billion was generated from the rest of the world.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Grant revenue was comprised as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant revenue:
BARDA (1)	$128	$143	$454	$183
Other	12	2	19	4
Total grant revenue	$140	$145	$473	$187
_______
(1) For the three months ended September 30, 2021, $124 million of BARDA grant revenue was related to our mRNA-1273 program and $4 million was related to our Zika vaccine program. For the nine months ended September 30, 2021, $447 million of BARDA grant revenue was related to our mRNA-1273 program and $7 million was related to our Zika vaccine program.

Collaboration revenue from our strategic alliances was comprised as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue:
AstraZeneca	$3	$—	$7	$17
Merck	7	6	11	18
Vertex	5	6	23	10
Other	4	—	6	—
Total collaboration revenue	$19	$12	$47	$45

We expect our product sales to significantly increase in 2021 compared to 2020. As of September 30, 2021, we had signed supply agreements of approximately $25.1 billion for the future supply of our COVID-19 vaccine through 2023 and had deferred revenue of $8.3 billion associated with customer deposits received or billable under these agreements. Additional supply agreements have been agreed upon since September 30, 2021, and others are under discussion for 2021 and 2022 deliveries. In addition, we expect to continue to receive funding from our contract with BARDA. As of September 30, 2021, the remaining available funding, net of revenue, earned under our agreement with BARDA for the development of our mRNA-1273 vaccine was $441 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the independent development of our mRNA medicines and pursuant to our strategic alliances and other factors.

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

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Program expenses by modality:
Prophylactic vaccines	$271	$163	$760	$208
Cancer vaccines	11	8	35	24
Intratumoral immuno-oncology	6	4	19	7
Systemic secreted and cell surface therapeutics	3	1	5	2
Systemic intracellular therapeutics	6	2	17	15
Total program-specific expenses by modality (1)	297	178	836	256
Other research and development expenses:
Discovery programs	15	16	43	37
Platform research	28	24	80	64
Technical development and unallocated manufacturing expenses	79	80	165	138
Shared discovery and development expenses	77	33	165	76
Stock-based compensation	25	13	54	40
Total research and development expenses	$521	$344	$1,343	$611
__________

(1)Includes a total of 34 and 23 development candidates at September 30, 2021 and 2020, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

A “modality” refers to a group of programs with common product features and the associated combination of enabling mRNA technologies, delivery technologies, and manufacturing processes. The program-specific expenses by modality summarized in the table above include expenses we directly attribute to our programs, which consist primarily of external costs, such as fees paid to outside consultants, central laboratories, investigative sites, and CROs in connection with our preclinical studies and clinical trials, CMOs, and allocated manufacturing costs of inventory, mRNA supply and consumables. Costs to acquire and manufacture inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in unallocated manufacturing expenses when incurred, and subsequently allocated to program-specific manufacturing costs after completion of the program-specific production. The timing of allocating manufacturing costs to the specific program varies depending on the program development and production schedule. We generally do not allocate personnel-related costs, including stock-based compensation, costs associated with our general platform research, technical development, and other shared costs on a program-specific basis. These costs were therefore excluded from the summary of program-specific expenses by modality. Our newest modality, for inhaled pulmonary therapeutics, was added subsequent to the end of the third quarter of 2021.

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

As we continue to progress mRNA-1273 through the development process toward a Biologics License Application approval, indication expansion of mRNA-1273 and potential development of variant-specific vaccine candidates during the current pandemic, we expect to continue to incur significant additional expenses. At this time, the magnitude of these potential expenditures is not known. In connection with the BARDA agreement to accelerate development of mRNA-1273, significant grant revenue and expenses are expected in 2021. BARDA’s funding is expected to offset those expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA. As of September 30, 2021, the remaining available funding, net of revenue earned was $441 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2021 compared to those disclosed in our 2020 Form 10-K.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Results of operations

The following table summarizes our condensed consolidated statements of operations for each period presented (in millions):

	Three Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%
Revenue:
Product revenue	$4,810	$—	$4,810	100%
Grant revenue	140	145	(5)	(3)%
Collaboration revenue	19	12	7	58%
Total revenue	4,969	157	4,812	3,065%
Operating Expenses:
Cost of sales	722	—	722	100%
Research and development	521	344	177	51%
Selling, general and administrative	168	48	120	250%
Total operating expenses	1,411	392	1,019	260%
Income (loss) from operations	3,558	(235)	3,793	1,614%
Interest income	4	6	(2)	(33)%
Other expense, net	(10)	(3)	(7)	233%
Income (loss) before income taxes	3,552	(232)	3,784	1,631%
Provision for income taxes	219	1	218	21,800%
Net income (loss)	$3,333	$(233)	$3,566	1,530%

	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%
Revenue:
Product revenue	$10,740	$—	$10,740	100%
Grant revenue	473	187	286	153%
Collaboration revenue	47	45	2	4%
Total revenue	11,260	232	11,028	4,753%
Operating Expenses:
Cost of sales	1,665	—	1,665	100%
Research and development	1,343	611	732	120%
Selling, general and administrative	366	109	257	236%
Total operating expenses	3,374	720	2,654	369%
Income (loss) from operations	7,886	(488)	8,374	1,716%
Interest income	11	21	(10)	(48)%
Other expense, net	(22)	(6)	(16)	267%
Income (loss) before income taxes	7,875	(473)	8,348	1,765%
Provision for income taxes	541	1	540	54,000%
Net income (loss)	$7,334	$(474)	$7,808	1,647%

Revenue

Total revenue increased by $4.8 billion for the three months ended September 30, 2021, compared to the same period in 2020, due to increases in product sales. Product revenue was $4.8 billion for the three months ended September 30, 2021 from sales of our COVID-19 vaccine. For the three months ended September 30, 2021, we delivered approximately 73 million doses to the U.S. Government and approximately 136 million doses to other governments of our COVID-19 vaccine. We did not have product sales until December 2020.

Total revenue increased by $11.0 billion for the nine months ended September 30, 2021, compared to the same period in 2020, due to increases in product sales and grant revenue. Product revenue was $10.7 billion for the nine months ended September 30, 2021 from sales of our COVID-19 vaccine. For the nine months ended September 30, 2021, we delivered approximately 287 million doses to the U.S. Government and approximately 222 million doses to other governments. We did not have product sales until December 2020. Grant revenue increased by $286 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily driven by an increase in revenue from BARDA related to our mRNA-1273 vaccine development.

Operating expenses

Cost of sales

We began capitalizing our COVID-19 vaccine inventory costs in December 2020, in connection with an EUA from the FDA, and based upon our expectation that these costs would be recoverable through commercialization of our COVID-19 vaccine. Prior to the capitalization of our COVID-19 vaccine inventory costs, such costs were recorded as research and development expenses in the period incurred. We expensed $242 million of pre-launch inventory costs in 2020. Our cost of sales was $722 million, or 15%, of our product sales, for the three months ended September 30, 2021, including third-party royalties of $168 million. Our cost of sales was $1.7 billion, or 16%, of our product sales, for the nine months ended September 30, 2021, including third-party royalties of $400 million. A portion of the inventory costs associated with our product sales for the nine months ended September 30, 2021 was expensed previously. At the end of the first quarter of 2021, we had substantially utilized our zero-cost COVID-19 vaccine inventory. If inventory sold for the nine months ended September 30, 2021 was valued at cost, our cost of sales for the period would have been $1.9 billion, or 17%, of our product sales. We expect that our cost of sales as a percentage of product sales will remain at a similar level for the remainder of 2021.

Research and development expenses

Research and development expenses increased by $177 million, or 51%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to an increase in clinical trial expenses of $155 million and an increase in personnel-related costs of $40 million.

Research and development expenses increased by $732 million, or 120%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to an increase in clinical trial expenses of $591 million, an increase in personnel-related costs of $77 million, and an increase in consulting and outside services of $45 million.

These increases for both the three and nine month periods in 2021 were largely driven by increased mRNA-1273 clinical development and headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $120 million, or 250%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase was mainly due to an increase in consulting and outside services of $30 million, an increase in distributor fees of $29 million, an increase in marketing expenses of $23 million, and an increase in personnel-related costs of $17 million.

Selling, general and administrative expenses increased by $257 million, or 236%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was mainly due to an increase in consulting and outside services of $80 million, an increase in personnel-related costs of $48 million, an increase in marketing expenses of $41 million, and an increase in distributor fees of $32 million.

These increases for both the three and nine month periods in 2021 were primarily driven by our COVID-19 vaccine commercialization-related activities and increased headcount.

Interest income

Interest income decreased by $2 million, or 33%, for the three months ended September 30, 2021, compared to the same period in 2020. Interest income decreased by $10 million, or 48%, for the nine months ended September 30, 2021, compared to the same period in 2020. The decreases in interest income from our investments in marketable securities for both the three and nine month periods in 2021 were mainly driven by an overall lower interest rate environment, partially offset by increased investment balances.

Other expense, net

The following table summarizes other expense, net for each period presented (in millions):

	Three Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%
Interest expense	(4)	$(2)	(2)	100%
Other expense, net	(6)	(1)	(5)	500%
Total other expense, net	$(10)	$(3)	$(7)	233%

	Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%
Gain on investments	$2	$1	$1	100%
Interest expense	(12)	$(6)	(6)	100%
Other expense, net	(12)	(1)	(11)	1,100%
Total other expense, net	$(22)	$(6)	$(16)	267%

Total other expense, net was immaterial for each of the three months ended September 30, 2021 and 2020. Total other expense, net increased by $16 million, or 267%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase in other expense, net for the nine-month period in 2021 was primarily due to losses related to our balance sheet hedging activities, partially offset by gains on foreign currency transactions and remeasurements. Our interest expense is primarily related to our finance leases.

Income taxes

Our provision for income taxes for the three and nine months ended September 30, 2021 was $219 million and $541 million, respectively, compared to $1 million for each of the same periods in 2020. Our effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. statutory rate primarily due to the benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, the benefit of the foreign derived intangible income deduction, as well as a discrete item for excess tax benefits related to stock-based compensation. Our effective tax rate for the three and nine months ended September 30, 2020 was lower than the U.S. statutory rate primarily due to the valuation allowance.

On a periodic basis, we reassess any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the first quarter of 2021, we reassessed the valuation allowance noting the increase in positive evidence, including significant revenue growth, expectations regarding future profitability, and successful supply chain and manufacturing capabilities to meet global product demand. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets. Therefore, in the first quarter of 2021, we released our valuation allowance on the majority of our federal and state net operating losses and other deferred tax assets through the annual effective tax rate (AETR) as income is earned, resulting in a reduction in the AETR. In addition, we have recorded a discrete benefit of $49 million related to the deferred tax assets that we expect to utilize in future years. As of September 30, 2021, we continue to maintain a valuation allowance on certain state tax attributes.

Liquidity and capital resources

As of September 30, 2021, we had cash, cash equivalents and investments of $15.3 billion. Cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. As of September 30, 2021, we had current and non-current investments of approximately $3.4 billion and $6.4 billion, respectively.

We historically funded our operations primarily from the sale of equity instruments and from proceeds from certain strategic alliance arrangements and grant agreements. Starting in August 2020, we have entered into supply agreements with the U.S. Government and several governments outside the United States for the supply of our COVID-19 vaccine and receive upfront deposits. As of September 30, 2021, we had $8.3 billion in deferred revenue related to customer deposits received or billable. In addition, as of September 30, 2021, BARDA has committed to fund up to $1.4 billion for the clinical development and advancement of mRNA-1273 to FDA licensure and the scale-up of manufacturing processes of our COVID-19 vaccine. As of September 30, 2021, the remaining available funding from BARDA, net of revenue earned, was $441 million.

We continue to work toward the large-scale technical development, manufacturing scale-up in several countries and larger scale deployment of our COVID-19 vaccine. To support the scale-up, we have expended and will need to continue to expend significant resources and capital.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$10,310	$763
Investing activities	(7,385)	(1,482)
Financing activities	—	1,989
Net increase in cash, cash equivalents and restricted cash	$2,925	$1,270

Operating activities

We derive cash flows from operations primarily from cash collected from customer deposits and accounts receivable related to our COVID-19 vaccine supply agreements, as well as certain government-sponsored and private organizations and strategic alliances. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $10.3 billion and consisted of net income of $7.3 billion and non-cash adjustments of $203 million, plus a net change in assets and liabilities of $2.8 billion. Non-cash items included depreciation and amortization of $154 million, stock-based compensation of $105 million, deferred income taxes of $89 million, and amortization of investment premium and discount of $33 million. The net change in assets and liabilities was mainly due to an increase in deferred revenue of $4.4 billion, an increase in accrued liabilities of $600 million, an increase in income taxes payable of $565 million, and an increase in accounts payable of $26 million, partially offset by an increase in accounts receivable of $1.8 billion, an increase in inventory of $918 million, an increase in prepaid expenses and other assets of $186 million, and an increase in operating lease right-of-use assets of $25 million.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $763 million and consisted of net loss of $474 million and non-cash adjustments of $96 million, plus a net change in assets and liabilities of $1.1 billion. Non-cash items primarily included stock-based compensation of $67 million, depreciation and amortization of $24 million, and amortization of investment premium and discount of $5 million. The net change in assets and liabilities was mainly due to an increase in deferred revenue of $1.2 billion and an increase in accrued liabilities of $132 million, partially offset by an increase in accounts receivable of $185 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for leasehold improvements, manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the nine months ended September 30, 2021 was $7.4 billion, which included purchases of marketable securities of $10.3 billion and purchases of property and equipment of $164 million, partially offset by proceeds from sales of marketable securities of $2.0 billion and proceeds from maturities of marketable securities of $1.1 billion.

Net cash used in investing activities for the nine months ended September 30, 2020 was $1.5 billion, which included purchases of marketable securities of $2.3 billion and purchases of property and equipment of $44 million, partially offset by proceeds from maturities of marketable securities of $748 million and proceeds from sales of marketable securities of $140 million.

Financing activities

There was no net cash provided by financing activities for the nine months ended September 30, 2021.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2.0 billion, primarily from net proceeds from equity offerings of $1.9 billion, and net proceeds from the issuance of common stock in connection with the exercise of stock options under our equity plans of $136 million.

Operation and funding requirements

From our inception to the end of 2020, we incurred significant losses and negative cash flows from operations due to our significant research and development expenses. We generated net income in the first nine months of 2021 in connection with our product sales. We have retained earnings of $5.1 billion as of September 30, 2021. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on mRNA-1273, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2, will require significant cash outflows during 2021, most of which may not be reimbursed or otherwise paid for by our partners or collaborators.

We believe that our cash, cash equivalents, and investments as of September 30, 2021, together with cash expected to be generated from operations, will be sufficient to enable us to fund our projected operations, capital expenditures and stock repurchases through at least the next 12 months from the issuance of these financial statements. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including expenses related to the ongoing coronavirus pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

As of September 30, 2021, other than disclosed within Note 11 and Note 12 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

Off balance sheet arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents, and investments in marketable securities of $15.3 billion and $5.2 billion, respectively. Our investment portfolio is comprised of money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper), which are classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We generally hold investments in marketable debt securities to maturity to limit our exposure to interest rate risk. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels at September 30, 2021, the net fair value of our marketable securities would decrease by approximately $144 million.
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

Cash Flow Hedging Activities

We hedge foreign currency product sales denominated in Euros, including the use of foreign exchange forward contracts or purchased options. We hedge our cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These transactions are designated and qualify as cash flow hedges. Our foreign exchange contracts at September 30, 2021, carried at fair value, had maturities of up to 12 months.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign currency-denominated monetary assets and liabilities. These contracts reduce the impact of currency exchange rate movements on our assets and liabilities. As of September 30, 2021, our outstanding balance sheet hedging derivatives, carried at fair value, had maturities of less than three months.

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

Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2021, a hypothetical adverse movement of 10 percent in foreign currency exchange rates compared to the U.S. dollars across all maturities would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of approximately $138 million. As of September 30, 2021, a hypothetical adverse movement of 10 percent in foreign currency exchange rates compared to the U.S. dollars across all maturities would have resulted in potential declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of approximately $28 million. We expect that any increase or decrease in the fair value of the balance sheet hedging portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2021. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1*†
Amendment Nos. P00012, P00013, P00014, P00015, P00016 and P00017 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated June 15, 2021

10.2*†	Amendment No. 10 to Agreement No. HHSO100201600029C, by and between ModernaTX, Inc. and the Biomedical Advanced Research and Development Authority, dated as of April 16, 2020
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
November 4, 2021
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ David W. Meline
November 4, 2021
David W. Meline
Chief Financial Officer
(Principal Financial Officer)