Form 10-Q
period 2022-03-31
Moderna, Inc.
filed 2022-05-04
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of April 29, 2022, there were 397,759,517 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Form 10-Q are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our activities with respect to our COVID-19 vaccine, and our plans and expectations regarding future generations of our COVID-19 vaccine, including boosters, that we may develop in response to variants of the SARS-CoV-2 virus, ongoing clinical development, manufacturing and supply, pricing, commercialization, if approved, regulatory matters (including dosage for vaccines and authorization or approval for boosters), demand for COVID-19 vaccines, and third-party and governmental arrangements and potential arrangements;

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
•costs associated with the ramping up of manufacturing for our products, including our COVID-19 vaccine, both internal and external, as well as costs associated with winding down or terminating relationships or agreements with third-party manufacturers or suppliers in connection with the production of our COVID-19 vaccine;

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

TRADEMARKS

This Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Moderna,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to Moderna, Inc. and its consolidated subsidiaries.
ADDITIONAL INFORMATION

Our website, www.modernatx.com, including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog; as well as our social media channels: Facebook, www.facebook.com/modernatx; Twitter, www.twitter.com/modernatx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. Information contained on our website and social media channels shall not be deemed incorporated into, or be a part of, this Form 10-Q.

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,048	$6,848
Investments	5,067	3,879
Accounts receivable	3,173	3,175
Inventory	1,942	1,441
Prepaid expenses and other current assets	1,120	728
Total current assets	16,350	16,071
Investments, non-current	9,171	6,843
Property and equipment, net	1,341	1,241
Right-of-use assets, operating leases	132	142
Restricted cash, non-current	12	12
Deferred tax assets	521	326
Other non-current assets	82	34
Total assets	$27,609	$24,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$199	$302
Accrued liabilities	1,608	1,472
Deferred revenue	5,599	6,253
Income taxes payable	1,592	876
Other current liabilities	240	225
Total current liabilities	9,238	9,128
Deferred revenue, non-current	464	615
Operating lease liabilities, non-current	95	106
Financing lease liabilities, non-current	646	599
Other non-current liabilities	91	76
Total liabilities	10,534	10,524
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of March 31, 2022 and December 31, 2021; 400 and 403 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,644	4,211
Accumulated other comprehensive loss	(184)	(24)
Retained earnings	13,615	9,958
Total stockholders’ equity	17,075	14,145
Total liabilities and stockholders’ equity	$27,609	$24,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales	$5,925	$1,733
Grant revenue	126	194
Collaboration revenue	15	10
Total revenue	6,066	1,937
Operating expenses:
Cost of sales	1,017	193
Research and development	554	401
Selling, general and administrative	268	77
Total operating expenses	1,839	671
Income from operations	4,227	1,266
Interest income	15	4
Other expense, net	(13)	(10)
Income before income taxes	4,229	1,260
Provision for income taxes	572	39
Net income	$3,657	$1,221

Earnings per share:
Basic	$9.09	$3.05
Diluted	$8.58	$2.84

Weighted average common shares used in calculation of earnings per share:
Basic	402	400
Diluted	426	430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$3,657	$1,221
Other comprehensive loss, net of tax:
Available-for-sales securities:
Unrealized losses on available-for-sale debt securities	(178)	(2)
Less: net realized losses on available-for-sale securities reclassified in net income	7	—
Net decrease from available-for-sale debt securities	(171)	(2)
Cash flow hedges:
Unrealized gains on derivative instruments	25	—
Less: net realized (gains) on derivative instruments reclassified in net income	(14)	—
Net increase from derivatives designated as hedging instruments	11	—
Total other comprehensive loss	(160)	(2)
Comprehensive income	$3,497	$1,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	403	$—	$4,211	$(24)	$9,958	$14,145
Exercise of options to purchase common stock	1	—	12	—	—	12
Stock-based compensation	—	—	44	—	—	44
Other comprehensive loss, net of tax	—	—	—	(160)	—	(160)
Repurchase of common stock	(4)	—	(623)	—	—	(623)
Net income	—	—	—	—	3,657	3,657
Balance at March 31, 2022	400	$—	$3,644	$(184)	$13,615	$17,075

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	399	$—	$4,802	$3	$(2,244)	$2,561
Exercise of options to purchase common stock	2	—	28	—	—	28
Stock-based compensation	—	—	30	—	—	30
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	1,221	1,221
Balance at March 31, 2021	401	$—	$4,860	$1	$(1,023)	$3,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$3,657	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44	30
Depreciation and amortization	79	15
Amortization/accretion of investments	18	5
Deferred income taxes	(146)	(50)
Changes in assets and liabilities:
Accounts receivable	1	(1,819)
Prepaid expenses and other assets	(414)	(12)
Inventory	(501)	(448)
Right-of-use assets, operating leases	10	2
Accounts payable	(35)	(15)
Accrued liabilities	114	285
Deferred revenue	(805)	3,666
Income taxes payable	716	90
Operating lease liabilities	(10)	(2)
Other liabilities	35	3
Net cash provided by operating activities	2,763	2,971
Investing activities
Purchases of marketable securities	(5,572)	(726)
Proceeds from maturities of marketable securities	441	339
Proceeds from sales of marketable securities	1,377	242
Purchases of property and equipment	(132)	(35)
Investment in convertible notes	(35)	—
Net cash used in investing activities	(3,921)	(180)
Financing activities
Proceeds from issuance of common stock through equity plans	12	28
Repurchase of common stock	(623)	—
Changes in financing lease liabilities	(31)	(2)
Net cash (used in) provided by financing activities	(642)	26
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,800)	2,817
Cash, cash equivalents and restricted cash, beginning of year	6,860	2,636
Cash, cash equivalents and restricted cash, end of period	$5,060	$5,453
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$64	$21
Right-of-use assets obtained through finance lease modifications and reassessments	$—	$51
Right-of-use assets obtained in exchange for financing lease liabilities	$94	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business

Moderna, Inc. (collectively, with its consolidated subsidiaries, any of Moderna, we, us, our, or the Company) is a biotechnology company pioneering messenger RNA (mRNA) therapeutics and vaccines to create a new generation of transformative medicines to improve the lives of patients. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology, and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, autoimmune and cardiovascular diseases, independently and with our strategic collaborators.

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax®) at the 100 µg dose level in individuals 18 years of age or older. Subsequently, we have also received authorization for our COVID-19 vaccine from health agencies in more than 70 countries and from the World Health Organization. In addition, we have received authorization for a two-dose 100 µg primary series of our COVID-19 vaccine in adolescents aged 12-17 years in more than 40 countries. We have received authorization for a two-dose 50 µg primary series of our COVID-19 vaccine in children ages 6 to 11 in more than 35 countries. The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of our COVID-19 vaccine at the 50 µg dose level for adults ages 18 years and older.

In January 2022, we received full commercial approval for Spikevax to prevent COVID-19 in individuals 18 years of age and older in the United States. Spikevax also has full commercial approval in individuals 18 years of age and older in Canada and the United Kingdom. In April 2022, we submitted a request for an EUA for a two-dose 25 μg primary series of our COVID-19 vaccine in children 6 months to 6 years of age to the FDA. Similar requests for pediatric authorizations are underway with international regulatory authorities.

2. Summary of Basis of Presentation and Recent Accounting Standards

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). This report should be read in conjunction with the audited consolidated financial statements in our 2021 Form 10-K.

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those described in our 2021 Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods that are not readily apparent from other sources. Significant estimates relied upon in preparing these financial statements include, but are not limited to, critical accounting policies or estimates related to revenue recognition, income taxes, valuation allowance on deferred tax assets, leases, fair value of financial instruments, derivative financial instruments, inventory, firm purchase commitment liabilities, useful lives of property and equipment, research and development expenses, and stock-based compensation. The actual results that we experience may differ materially from our estimates.

Comprehensive Income

Comprehensive income includes net income and other comprehensive loss for the period. Other comprehensive loss consists of unrealized gains/losses and gains/losses on our investments and derivatives designated as hedging instruments. Total comprehensive income for all periods presented has been disclosed in the condensed consolidated statements of comprehensive income.

The components of accumulated other comprehensive loss for the three months ended March 31, 2022 were as follows (in millions):

	Unrealized Loss on Available-for-Sale Debt Securities	Net Unrealized Gains on Derivatives Designated As Hedging Instruments	Total
Accumulated other comprehensive loss, balance at December 31, 2021	$(40)	$16	$(24)
Other comprehensive loss	(171)	11	(160)
Accumulated other comprehensive loss, balance at March 31, 2022	$(211)	$27	$(184)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 31,
	2022	2021
Cash and cash equivalents	$5,048	$5,442
Restricted cash, non-current	12	11
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$5,060	$5,453

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

3. Product Sales

Product sales are primarily associated with our COVID-19 vaccine supply agreements with the U.S. Government, other international governments and Gavi (on behalf of the COVAX Facility).

Product sales by customer geographic location were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$945	$1,358
Europe	2,076	284
Rest of world (1)	2,904	91
Total	$5,925	$1,733
_______
(1) Includes product sales recognized under the agreement with Gavi, which facilitates the allocation and distribution of our COVID-19 vaccine around the world, particularly for low- and middle-income countries.

As of March 31, 2022, our COVID-19 vaccine (marketed under the brand name Spikevax) was our only commercial product authorized for use.

As of March 31, 2022 and December 31, 2021, we had deferred revenue of $5.9 billion and $6.7 billion, respectively, related to customer deposits. We expect $5.5 billion of our deferred revenue related to customer deposits as of March 31, 2022 to be realized in less than one year. Timing of product manufacturing, delivery, and receipt of marketing approval will determine the period in which revenue is recognized.

4. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing therapeutics and vaccines. As of March 31, 2022, the committed funding, net of revenue earned was $7 million. An additional $33 million of funding will be available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our vaccine candidate against COVID-19. The agreement was amended in both 2020 and 2021 to provide for additional commitments to support various late-stage clinical development efforts of mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials and pharmacovigilance studies. In March 2022, we entered into a further amendment to the BARDA agreement, increasing the amount of potential reimbursements by $308 million, in connection with costs associated with the clinical development for the adolescent and pediatric studies and the Phase 3 pivotal study. The maximum award from BARDA, inclusive of the 2020, 2021 and 2022 amendments, was approximately $1.7 billion. All contract options have been exercised. As of March 31, 2022, the remaining available funding, net of revenue earned was $378 million.

In September 2016, we received from BARDA an award of up to $126 million, subsequently adjusted to $117 million in 2021, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of March 31, 2022, the remaining available funding, net of revenue earned was $46 million, with an additional $8 million available if the final contract option is exercised.

In January 2016, we entered a global health project framework agreement with the Bill and Melinda Gates Foundation (Gates Foundation) to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of March 31, 2022, the available funding, net of revenue earned was $7 million, with up to an additional $80 million available if additional follow-on projects are approved.

The following table summarizes grant revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
BARDA	$122	$192
Other grant revenue	4	2
Total grant revenue	$126	$194

5. Collaboration Agreements

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of March 31, 2022 and December 31, 2021, we had collaboration agreements with AstraZeneca plc (AstraZeneca), Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), and others. Please refer to our 2021 Form 10-K under the heading “Third-Party Strategic Alliances” and Note 5 to our consolidated financial statements for further description of these collaboration agreements.

The following table summarizes our total consolidated revenue from our strategic collaborators for the periods presented (in millions):

	Three Months Ended March 31,
Collaboration Revenue by Strategic Collaborator:	2022	2021
Merck	$10	$—
Vertex	4	9
Other	1	1
Total collaboration revenue	$15	$10

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the three months ended March 31, 2022 (in millions):

	December 31, 2021	Additions	Deductions	March 31, 2022
Contract Assets:
Accounts receivable	$9	$3	$(9)	$3
Contract Liabilities:
Deferred revenue	$204	$3	$(15)	$192

As of March 31, 2022, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $268 million.

In addition to the collaboration agreements mentioned above, we have other collaborative and licensing arrangements that we do not consider to be individually significant to our business at this time. Pursuant to these agreements, we may be required to make upfront payments and payments upon achievement of various development, regulatory and commercial milestones, which in the aggregate could be significant. Future milestone payments, if any, will be reflected in our consolidated financial statements when the corresponding events become probable. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$5,048	$—	$—	$5,048	$5,048	$—	$—
Available-for-sale:
Certificates of deposit	251	—	—	251	—	251	—
U.S. treasury bills	515	—	(2)	513	—	513	—
U.S. treasury notes	7,956	—	(147)	7,809	—	2,820	4,989
Corporate debt securities	5,665	—	(117)	5,548	—	1,470	4,078
Government debt securities	122	—	(5)	117	—	13	104
Total	$19,557	$—	$(271)	$19,286	$5,048	$5,067	$9,171

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$6,848	$—	$—	$6,848	$6,848	$—	$—
Available-for-sale:
Certificates of deposit	80	—	—	80	—	80	—
U.S. treasury bills	479	—	—	479	—	479	—
U.S. treasury notes	6,595	—	(31)	6,564	—	1,984	4,580
Corporate debt securities	3,508	—	(20)	3,488	—	1,323	2,165
Government debt securities	112	—	(1)	111	—	13	98
Total	$17,622	$—	$(52)	$17,570	$6,848	$3,879	$6,843

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,094	$5,067
Due after one year through five years	9,415	9,171
Total	$14,509	$14,238

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,882	$3,879
Due after one year through five years	6,892	6,843
Total	$10,774	$10,722

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three months ended March 31, 2022 and 2021. We did not record any credit-related allowance to available-for-sale securities as of March 31, 2022 and December 31, 2021.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position at March 31, 2022 and December 31, 2021 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2022:
U.S. treasury bills	$(2)	$513	$—	$—	$(2)	$513
U.S. treasury notes	(147)	7,722	—	—	(147)	7,722
Corporate debt securities	(117)	4,646	—	1	(117)	4,647
Government debt securities	(5)	116	—	—	(5)	116
Total	$(271)	$12,997	$—	$1	$(271)	$12,998

As of December 31, 2021:
U.S. treasury bills	$—	$329	$—	$—	$—	$329
U.S. treasury notes	(31)	6,332	—	—	(31)	6,332
Corporate debt securities	(20)	2,573	—	1	(20)	2,574
Government debt securities	(1)	112	—	—	(1)	112
Total	$(52)	$9,346	$—	$1	$(52)	$9,347

At March 31, 2022 and December 31, 2021, we held 569 and 384 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in millions):

	Fair value at March 31, 2022	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$2,808	$2,808	$—
Certificates of deposit	251	—	251
U.S. treasury bills	513	—	513
U.S. treasury notes	7,809	—	7,809
Corporate debt securities	5,548	—	5,548
Government debt securities	117	—	117
Derivative instruments (Note 7)	35	—	35
Total	$17,081	$2,808	$14,273
Liabilities:
Derivative instruments (Note 7)	$9	$—	$9

	Fair value at December 31, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$2,329	$2,329	$—
Certificates of deposit	80	—	80
U.S. treasury bills	479	—	479
U.S. treasury notes	6,564	—	6,564
Corporate debt securities	3,488	—	3,488
Government debt securities	111	—	111
Derivative instruments (Note 7)	21	—	21
Total	$13,072	$2,329	$10,743
Liabilities:
Derivative instruments (Note 7)	$7	$—	$7

As of March 31, 2022 and December 31, 2021, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

In addition, as of March 31, 2022, we had $30 million in equity investments without readily determinable fair values, which are recorded within other non-current assets in our condensed consolidated balance sheets and excluded from the fair value measurement tables above. We did not have equity investments as of December 31, 2021.

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

Cash Flow Hedges

We mitigate the foreign exchange risk arising from the fluctuations in foreign currency denominated product sales in Euro through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that do not exceed 15 months in duration. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our condensed consolidated balance sheets. The gains or losses resulting from changes in the fair value of these hedges are initially recorded as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and subsequently reclassified to product sales in the period during which the hedged transaction affects earnings. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to other expense, net in our condensed consolidated statements of income. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an on-going basis both retrospectively and prospectively. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded as a component of other expense, net in our condensed consolidated statements of income. As of March 31, 2022, we had net deferred gains of $35 million on our foreign currency forward contracts included in AOCI that are expected to be recognized into product sales within the next 12 months.

Balance Sheet Hedges

We enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily accounts receivable, accounts payable and lease liabilities in Euro, Japanese Yen and Swiss Franc, that are not designated for hedge accounting treatment. Therefore, these forward contracts are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are recorded as a component of other expense, net in our condensed consolidated statements of income. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign currency denominated assets and liabilities, which are also recorded to other expense, net, in our condensed consolidated statements of income.

Total gross notional amount and fair value of our foreign currency derivatives were as follows (in millions):

	March 31, 2022
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$969	$35	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	627	—	9
Total derivatives	$1,596	$35	$9

	December 31, 2021
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$565	$20	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1,370	$1	$7
Total derivatives	$1,935	$21	$7
_________
(1) As presented in the condensed consolidated balance sheets within prepaid expenses and other current assets.
(2) As presented in the condensed consolidated balance sheets within other current liabilities.

Gains on our foreign currency derivatives, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 were as follows (in millions):

Three Months Ended March 31, 2022
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts	$25

The effect of our foreign currency derivatives in our condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	Statement of Income Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts
Net gain reclassified from AOCI into income	Product sales	$14	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts
Net realized and unrealized gain	Other expense, net	$28	$35

There were no cash flow hedging activities for the three months ended March 31, 2021.

8. Inventory

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Raw materials	$1,072	$870
Work in progress	513	338
Finished goods	357	233
Total inventory	$1,942	$1,441

Inventory is recorded at the lower of cost or net realizable value. On a quarterly basis, we evaluate the composition of inventory to identify excess, obsolete, slow-moving or otherwise unsaleable items. We also assess whether we have any excess firm, non-cancelable, purchase commitment liabilities, resulting from our supply agreements with third-party vendors on a quarterly basis. The determination of net realizable value of inventory and firm purchase commitment liabilities requires judgment, including consideration of many factors, such as estimates of future product demand, current and future market conditions, potential product obsolescence, expiration and utilization of raw materials under firm purchase commitments and contractual minimums, among others.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of income. For the three months ended March 31, 2022, inventory write-downs were $189 million and losses on firm purchase commitments, recorded as an accrued liability in our condensed consolidated balance sheets, were $159 million. Such charges were immaterial for the three months ended March 31, 2021.

9. Property and Equipment, Net

Property and equipment, net, as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$179	$175
Leasehold improvements	353	313
Furniture, fixtures and other	16	11
Computer equipment and software	18	16
Internally developed software	8	9
Right-of-use asset, financing (Note 11)	951	857
Construction in progress	247	212
Total	1,772	1,593
Less: Accumulated depreciation	(431)	(352)
Property and equipment, net	$1,341	$1,241

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $79 million and $15 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Down payments for materials and supplies	$396	$287
Down payments to manufacturing vendors	234	118
Prepaid services	205	126
Value added tax receivable	104	70
Tenant improvement allowance receivable	51	51
Interest receivable	36	27
Derivative assets	35	21
Prepaid income tax	23	—
Other current assets	36	28
Prepaid expenses and other current assets	$1,120	$728

Accrued Liabilities

Accrued liabilities, as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Clinical trials	$288	$283
Raw materials	228	260
Royalties	207	241
Development operations	87	137
Manufacturing	275	227
Other external goods and services	174	79
Loss on future firm purchase commitments(1)	159	—
Compensation-related	74	126
Other	116	119
Accrued liabilities	$1,608	$1,472
______
(1) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 8).

Other Current Liabilities

Other current liabilities, as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Lease liabilities - financing (Note 11)	$160	$165
Lease liabilities - operating (Note 11)	46	46
Other	34	14
Other current liabilities	$240	$225

Deferred Revenue

The following table summarizes the activities in deferred revenue for the three months ended March 31, 2022 (in millions):

	December 31, 2021	Additions	Deductions	March 31, 2022
Product sales	$6,658	$1,755	$(2,548)	$5,865
Grant revenue	6	—	—	6
Collaboration revenue	204	3	(15)	192
Total deferred revenue	$6,868	$1,758	$(2,563)	$6,063

11. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2042. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. We have two campuses in Massachusetts, our Cambridge campus and our Moderna Technology Center (MTC), an industrial technology center located in Norwood. We also lease other office and lab spaces globally for our business operations.

Operating Leases

Cambridge Campus

We occupy a multi-building campus in Technology Square in Cambridge, Massachusetts with a mix of offices and research laboratory space totaling approximately 261,000 square feet. Our Cambridge campus leases have expiry ranges from 2024 to 2029.

In addition, we are investing in a new Moderna Science Center (MSC) in Cambridge, to create a purpose-built space to support our next chapter of discovery (see Note 12). In connection with our MSC investment, in September 2021, we entered into amendments to our lease agreements to allow for an option for early termination of the leases, either in part or full. Notification of the intent to exercise the option must be provided by August 2023. We have not elected to exercise this option.

Finance Leases

Moderna Technology Center

Our MTC comprises three main buildings: MTC South, MTC North and MTC East. Each of the MTC South and the MTC North is approximately 200,000 square feet and provides office, laboratory and light manufacturing space, directly supporting improvement in our manufacturing capabilities. The MTC East is approximately 240,000 square feet for expansion of our commercial and clinical activities. The MTC campus is leased through 2042 and we have the option to extend the term for three extension periods of five years.

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. These leases expire from 2022 through 2023. As of March 31, 2022 and December 31, 2021, we had lease liabilities of $173 million and $166 million, respectively, related to the embedded leases. As of March 31, 2022 and December 31, 2021, we had right-of-use assets of $171 million and $173 million, respectively.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31,	December 31,
	2022	2021
Assets:
Right-of-use assets, operating, net (1) (2)	$132	$142
Right-of-use assets, financing, net (3) (4)	693	665
Total	$825	$807

Liabilities:
Current:
Operating lease liabilities (5)	$46	$46
Financing lease liabilities (5)	160	165
Total current lease liabilities	206	211
Non-current:
Operating lease liabilities, non-current	95	106
Financing lease liabilities, non-current	646	599
Total non-current lease liabilities	$741	$705
Total	$947	$916
_______
(1) These assets are real estate related assets, which include land, office, and laboratory spaces.
(2) Net of accumulated amortization.
(3) These assets are real estate assets related to the MTC leases as well as assets related to contract manufacturing service agreements.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of March 31, 2022, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases (1)
2022	(remainder of the year)	$41	$169
2023		39	39
2024		15	21
2025		16	22
2026		16	22
Thereafter		51	1,111
Total minimum lease payments		178	1,384
Less amounts representing interest or imputed interest		(37)	(578)
Present value of lease liabilities		$141	$806
______
(1) Includes certain optional lease term extensions, predominantly related to the MTC leases, which represent a total of $662 million of undiscounted future lease payments.

12. Commitments and Contingencies

Legal Proceedings

We are involved in various claims and legal proceedings of a nature considered ordinary course in our business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. We are not currently a party to any legal proceedings for which a material loss is probable, or for which a loss is reasonably estimable at this time.

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

Through the three months ended March 31, 2022 and the year ended December 31, 2021, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations (CMOs) for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of March 31, 2022, we had $2.5 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2025. As of March 31, 2022, we had $190 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2026. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At March 31, 2022, we had cancelable open purchase orders of $3.4 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at March 31, 2022, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc. to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. Commercial milestone payments and royalties based on annual net sales of licensed products for therapeutic and prophylactic products are accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. For the three months ended March 31, 2022 and 2021, we recognized $207 million and $84 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of income.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of March 31, 2022.

Moderna Science Center

In September 2021, we announced an investment in the MSC, in Cambridge, Massachusetts. The MSC is expected to integrate scientific and non-scientific spaces, including our principal executive offices, and will be built to support our growth as we continue to advance our pipeline of mRNA medicines. In relation to the investment, we entered into a lease agreement for approximately 462,000 square feet and will undergo an approximately two-year building project. Following the building project, the lease term is 15 years, subject to our right to extend the lease for up to two additional seven-year terms. Pursuant to this lease agreement, we are committed to approximately $1.1 billion non-cancellable rent payments for the initial lease term. We expect to begin a phased move-in process in 2023.

13. Stock-Based Compensation and Share Repurchase Program

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2022 and 2021 as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Options	$25	$22
Restricted Common Stock (RSUs) and Performance Stock Units (PSUs)	17	7
Employee Stock Purchase Plan (ESPP)	2	1
Total	$44	$30

Cost of sales	$8	$4
Research and development	20	14
Selling, general and administrative	16	12
Total	$44	$30

As of March 31, 2022, there was $538 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 3.2 years at March 31, 2022.

Share Repurchase Programs

On August 2, 2021, our Board of Directors authorized a Share Repurchase Program (2021 Repurchase Program) of our common stock. Pursuant to the 2021 Repurchase Program, we were authorized to repurchase up to $1.0 billion of our outstanding common stock, with an expiration date no later than August 2, 2023. By the end of January 2022, we had repurchased the entire $1.0 billion of common stock that was authorized under the 2021 Repurchase Program.

On February 22, 2022, our Board of Directors authorized a new Share Repurchase Program (2022 Repurchase Program) of our common stock, with no expiration date. Pursuant to the 2022 Repurchase Program, we may repurchase up to $3.0 billion of our outstanding common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2022, we repurchased 4 million shares of our common stock under the 2021 Repurchase Program and the 2022 Repurchase Program for an aggregate of $623 million, including commissions and fees. As of March 31, 2022, there was a total of $2.5 billion remaining for repurchases of our common stock under the 2022 Repurchase Program.

14. Income Taxes

The following table summarizes our income tax expense (in millions, except for percentages):

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$4,229	$1,260
Provision for income taxes	$572	$39
Effective tax rate	13.5%	3.1%

Our effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory rate, primarily due to the benefit of the foreign derived intangible income deduction and a discrete item for excess tax benefits related to stock-based compensation. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the effective tax rate for the same period in 2021 is mainly attributable to the benefit recorded in 2021 related to the release of the valuation allowance on the majority of our deferred tax assets.

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We are not currently subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction.

Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes. Unless modified or repealed, and based on current assumptions, the mandatory capitalization would increase our cash tax liabilities, but also increase our foreign-derived intangible income deduction resulting in a decrease to our effective tax rate.

15. Earnings per Share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three months ended March 31, 2022 and 2021 were calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$3,657	$1,221
Denominator:
Basic weighted-average common shares outstanding	402	400
Effect of dilutive securities	24	30
Diluted weighted-average common shares outstanding	426	430

Basic EPS	$9.09	$3.05
Diluted EPS	$8.58	$2.84

The following common stock equivalents, presented based on amounts outstanding as of March 31, 2022 and 2021, were excluded from the calculation of diluted net income per share attributable to common stockholders for the periods presented because their inclusion would have been anti-dilutive (in millions):

	Three Months Ended March 31,
	2022	2021
Stock options	2	1

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial information and related notes included in this Form 10-Q and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on February 25, 2022 (the 2021 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A - Risk Factors in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biotechnology company pioneering messenger RNA (mRNA) therapeutics and vaccines to create a new generation of transformative medicines to improve the lives of patients. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology, and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing therapeutics and vaccines for infectious diseases, immuno-oncology, rare diseases, autoimmune diseases and cardiovascular diseases, independently and with our strategic collaborators. Within our platform, we develop technologies that enable the development of mRNA medicines for diverse applications. When we identify technologies that we believe could enable a new group of potential mRNA medicines with shared product features, we call that group a “modality.” We have created seven modalities to date:

•prophylactic vaccines;
•systemic secreted and cell surface therapeutics;
•cancer vaccines;
•intratumoral immuno-oncology;
•localized regenerative therapeutics;
•systemic intracellular therapeutics; and
•inhaled pulmonary therapeutics.

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax) at the 100 µg dose level in individuals 18 years of age or older. Subsequently, we have also received authorization for our COVID-19 vaccine from health agencies in more than 70 countries and from the World Health Organization (WHO). In addition, we have received authorization for a two-dose 100 µg primary series of our COVID-19 vaccine in adolescents aged 12-17 years in more than 40 countries. We have received authorization for a two-dose 50 µg primary series of our COVID-19 vaccine in children ages 6 to 11 in more than 35 countries. The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of our COVID-19 vaccine at the 50 µg dose level for adults ages 18 years and older.

Business Highlights and Recent Development

Moderna COVID-19 Vaccine

•Moderna COVID-19 Vaccine (mRNA-1273, Spikevax): In January 2022, we received full commercial approval for Spikevax to prevent COVID-19 in individuals 18 years of age and older in the United States. Spikevax also has full commercial approval in individuals 18 years of age and older in Canada and the United Kingdom, and is approved or authorized in individuals 18 years and older in more than 70 countries (100 µg dose).

In March 2022, we received approval from the FDA to amend our EUA to allow for a second booster dose of our COVID-19 vaccine at the 50 µg dose level in adults 50 years of age and older who have received an initial booster of any of the authorized or approved COVID-19 vaccines and adults 18 years of age and older with certain kinds of immunocompromise.

•For the first quarter of 2022, we recognized product sales of $5.9 billion from sales of our COVID-19 vaccine, compared to $1.7 billion in the first quarter of 2021.

•Moderna COVID-19 Vaccine for adolescents and children: In adolescents aged 12-17 years, the primary series (2 dose, 100 µg) of our COVID-19 vaccine is authorized in more than 40 countries. We made the decision to evaluate the potential of a two-dose 50 µg primary series to meet regulatory guidance for immunogenicity in adolescents. We are preparing to submit data for 50 µg COVID-19 boosters in this age group.

In children aged 6-11 years, the primary series (2 dose series, 50 µg) of our COVID-19 vaccine is authorized in more than 35 countries, including Australia, Canada and the EU. We are evaluating a 25 µg dose as a primary series and a booster dose in this age group.

In March 2022, we announced the Phase 2/3 KidCOVE study in children 6 months to under 6 years successfully met its primary endpoint. This interim analysis showed a robust neutralizing antibody response in both age groups after a two-dose 25 µg primary series of mRNA-1273 along with a favorable safety profile. Based on these data, in April 2022, we submitted an EUA request to the FDA for authorization of a two-dose 25 μg primary series of mRNA-1273 for children 6 months to under 6 years of age. Similar requests are underway with international regulatory authorities.

Additional Moderna COVID-19 Vaccine Clinical Studies

•Omicron-specific booster candidate (mRNA-1273.529): Our Omicron-specific booster candidate is being studied to evaluate the immunogenicity, safety and reactogenicity of mRNA-1273.529 as a single booster dose in adults aged 18 years and older in two cohorts: individuals who previously received the two-dose primary series of mRNA-1273 with the second dose being at least six months ago (cohort 1), or individuals who have received the two-dose primary series and a 50 µg booster dose of mRNA-1273 with the booster dose being at least three months ago (cohort 2). Participants in both cohorts will receive a single booster dose of mRNA-1273.529. In the U.S., a Phase 2 study of the Omicron-specific booster candidate (mRNA-1273.529) as a third or fourth dose is fully enrolled.

•Beta-specific bivalent booster (mRNA-1273.211): mRNA-1273.211 includes mutations found in the Beta variant of concern, several of which have been persistent in more recent variants of concern, including Omicron. A 50 µg booster dose of mRNA-1273.211 demonstrated superiority compared to a 50 µg booster dose of mRNA-1273 against Beta, Delta and Omicron variants of concern one month after administration. Superiority continued six months after administration for Beta and Omicron variants of concern as well. A 50 µg booster dose of mRNA-1273.211 was generally well tolerated with a reactogenicity profile comparable to a booster dose of mRNA-1273 at the 50 µg dose level.

•Omicron-specific bivalent booster candidate (mRNA-1273.214): mRNA-1273.214 is a bivalent candidate that combines Moderna’s Omicron-specific candidate (mRNA-1273.529) and mRNA-1273. mRNA-1273.214 is being evaluated in a Phase 2/3 study, and the first participant was dosed in March 2022. We expect initial data on mRNA-1273.214 in June 2022 to inform selection of our candidate for the Northern Hemisphere fall 2022 booster.

In the United Kingdom, enrollment is ongoing in a Phase 3 to evaluate Omicron-containing candidates as a third or fourth dose in individuals who received any primary series, including COVID-19 vaccinations from other manufacturers.

•Next-generation vaccine candidate against COVID-19 (mRNA-1283): mRNA-1283 is a next-generation vaccine candidate against COVID-19 and is being developed as a potential refrigerator-stable mRNA vaccine that will facilitate easier distribution and administration by healthcare providers. In a Phase 1 study of mRNA-1283, preliminary results indicate that when administered as primary series at lower dose levels (10 µg, 30 µg), mRNA-1283 elicits a robust anti-SARS-CoV-2 neutralizing antibody response comparable to the 100 µg mRNA-1273 primary series. The frequency of local and systemic solicited adverse reactions of the mRNA-1283 primary series administered at lower dose levels (10 µg, 30 µg) was overall comparable to mRNA-1273. Enrollment is complete in a Phase 2 study evaluating booster doses of mRNA-1283, mRNA-1283.211 (SARS-CoV-2/Beta bivalent), and mRNA-1283.529 (Omicron monovalent).

Other Business Updates

In March 2022, we announced an expansion of our mRNA pipeline with two new development programs. This announcement reflects our commitment to expanding our portfolio by building on our experience with our COVID-19 vaccine. The first development program is a new combination respiratory vaccine candidate (mRNA-1230) to target three of the most significant viruses causing respiratory disease in older adults—SARS-CoV-2, influenza and respiratory syncytial virus (RSV). The second is a program to develop a vaccine candidate (mRNA-1287) against endemic human coronaviruses (HCoVs). While less-well known than other coronaviruses, HCoVs are a significant cause of respiratory disease worldwide. Four HCoVs (HCoV-229E, -NL63, -OC43, and -HKU1) are endemic globally, accounting for approximately 10% to 30% of upper respiratory tract infections in adults.

In March 2022, we entered into a Memorandum of Understanding with the Government of the Republic of Kenya to establish Kenya as the location for our mRNA manufacturing facility, with the assistance of the U.S. Government. We expect to build a state-of-the-art mRNA facility in Kenya with the goal of producing up to 500 million doses of vaccines each year. We anticipate investing up to $500 million in this new facility which will focus on drug substance manufacturing on the continent of Africa for the continent of Africa, and could also be expanded to include fill/finish and packaging capabilities at the site. In parallel, we are also working on plans to allow us to fill doses of our COVID-19 vaccine in Africa as early as 2023, subject to demand.

In March 2022, we executed a strategic partnership agreement with the Australian Federal Government to establish a state-of-the-art, mRNA vaccine manufacturing facility in Australia. The facility, when constructed, is expected to provide people in Australia with access to a domestically manufactured portfolio of mRNA vaccines against respiratory viruses, including COVID-19, seasonal influenza, RSV, and other potential respiratory viruses, pending licensure. As part of this strategic partnership, we expect to support Australia’s mRNA research, development, and industry ecosystem, including engagement with collaborative research partnerships with Australian institutions and establishing a Regional Research Center for respiratory medicines and tropical diseases.

In April 2022, we announced plans for a long-term strategic collaboration with the Government of Canada to establish a state-of-the-art mRNA vaccine manufacturing facility in Canada. The collaboration is expected to be finalized following approval of the final agreement by the Government of Canada. The facility, when constructed, is expected to provide people in Canada with access to a domestically manufactured portfolio of mRNA vaccines against respiratory viruses, including COVID-19, seasonal influenza, RSV, and other potential respiratory viruses, pending licensure. As part of this strategic collaboration, we expect to support research and development and other commercial collaborations in Canada.

In March 2022, we announced our global public health strategy through three new initiatives aimed at advancing mRNA vaccines for the prevention of infectious diseases. First, we announced a commitment to advance vaccines targeting 15 priority pathogens into clinical studies by 2025. We expect to prioritize HIV, tuberculosis (TB), malaria, neglected tropical diseases, and priority pathogens of the WHO and the Coalition for Epidemic Preparedness Innovations (CEPI). Second, to accelerate research with the aim of advancing additional vaccines, we are launching a new program, mRNA Access, that will offer researchers use of our mRNA technology to explore new vaccines against emerging or neglected infectious disease. Third, we have expanded our pledge to never enforce our patents for COVID-19 vaccines against manufacturers in 92 low- and middle-income countries in the Gavi COVAX Advance Market Commitment (AMC), provided that these vaccines are manufactured solely for use in these countries. We remain willing to license our technology for COVID-19 vaccines to manufacturers in countries outside of the AMC 92 on commercially reasonable terms.

Key Updates for our Other Development Candidates

•Seasonal influenza (flu) (mRNA-1010, mRNA-1011, mRNA-1012, mRNA-1020 and mRNA-1030): As part of our influenza vaccine development strategy, we are developing five different influenza vaccines. mRNA-1010 is a single investigational vaccine consisting of four distinct mRNA sequences that encode the A H1N1, H3N2 and influenza B Yamagata and Victoria lineages in our proprietary LNP. mRNA-1011 and mRNA-1012 are investigational vaccines that will include the four WHO-recommended strains and aim to add additional hemagglutinin (HA) antigens (e.g. H3N2, H1N1). mRNA-1020 and mRNA-1030 are investigational vaccines that will aim to add neuraminidase (NA) antigens.

In March 2022, an interim analysis of a Phase 2 study of mRNA-1010 identified no significant safety concerns, and the immunogenicity data is consistent with a potential for superiority to standard dose vaccine for influenza A strains (which drives the majority of disease in adults). The interim data is consistent with potential for non-inferiority to standard dose vaccine in influenza B strains (primarily a concern in pediatrics). We plan on starting a Phase 3 safety and immunogenicity study of mRNA-1010 in the Southern Hemisphere in in 2022, and are preparing for a Phase 3 efficacy study in fall 2022 if needed.

In April, we announced that the Phase 1 trial of mRNA-1020 and mRNA-1030 dosed its first participants. The Phase 1/2 randomized, observer-blind, dose-ranging study will evaluate the safety, reactogenicity and immunogenicity of a single dose of mRNA-1020 or mRNA-1030 in healthy adults 18 years and older in the U.S. mRNA-1020 and mRNA-1030 candidates each include eight mRNAs, targeting both hemagglutinin and neuraminidase at different doses and ratios.

•Respiratory syncytial virus (RSV) vaccine (mRNA-1345): mRNA-1345 is a vaccine against RSV encoding for a prefusion F glycoprotein, which elicits a superior neutralizing antibody response compared to the postfusion state. The Phase 1 study of mRNA-1345 to evaluate the tolerability, reactogenicity and immunogenicity of mRNA-1345 in younger adults, older adults, women of child-bearing age, older adults of Japanese descent and children is ongoing. All cohorts are fully enrolled except the RSV seropositive children cohort, which is ongoing. Dosing in the older adults of Japanese descent (≥ 60 years) and children cohorts are ongoing. Phase 1 interim data from the older adult cohort showed that a single mRNA-1345 vaccination at 50 µg, 100 µg or 200 µg boosted neutralizing antibody titers against RSV-A by approximately 14-fold and against RSV-B by approximately 10-fold. The Phase 3 portion of the pivotal global Phase 2/3 study of mRNA-1345 with approximately 34,000 participants is currently enrolling. The FDA has granted Fast Track designation for mRNA-1345 in adults older than 60 years of age.

•HIV vaccines (mRNA-1644 & mRNA-1574): We are currently advancing two HIV preventative vaccine strategies based on germline targeting and immune-focusing approaches. Our mRNA-1644 program is designed to test the hypothesis that sequential administration of priming and boosting HIV immunogens delivered by mRNA can induce specific classes of B-cell responses and guide their early maturation toward broadly neutralizing antibody (bnAb) development. The induction of bnAbs is widely considered to be a goal of HIV vaccination, and this is the first step in that process. The immunogens being tested in IAVI G002 were developed by scientific teams at IAVI and Scripps Research and will be delivered via Moderna’s mRNA technology. The Phase 1 trial sponsored by IAVI and supported by the Gates Foundation is ongoing. In addition, we are also advancing an HIV trimer mRNA vaccine trial of mRNA-1574. The primary hypothesis is that the soluble and membrane-bound HIV envelope trimer mRNA vaccines will be safe and well-tolerated by HIV-uninfected individuals and will elicit autologous neutralizing antibodies. The Phase 1 trial is ongoing and is sponsored and funded by the Division of AIDS (DAIDS) of the National Institute of Allergy and Infectious Diseases (NIAID) within the National Institutes of Health (NIH).

•Nipah vaccine (mRNA-1215): We received a safe to proceed from the FDA for a Phase 1 study of mRNA-1215, our vaccine candidate against the Nipah virus (NiV). mRNA-1215 was co-developed along with the NIH’s Vaccine Research Center and the Phase 1 clinical testing will be focused on pandemic preparedness.

•Propionic acidemia (PA) (mRNA-3927): The Phase 1/2 clinical trial for mRNA-3927, our therapy for the treatment of propionic acidemia, or PA, is ongoing and the first cohort is fully enrolled. We are enrolling other patients into additional cohorts. All five patients eligible for the Open Label Extension (OLE) study have elected to participate. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3927 in patients with PA. PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase (PCC). It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. This is the first development candidate to enter the clinic in our intracellular therapeutics modality.

•Methylmalonic acidemia (MMA) (mRNA-3705): The Phase 1/2 clinical trial for mRNA-3705, our therapy for the treatment of methylmalonic acidemia, or MMA, is ongoing and the first cohort has been fully enrolled. The study is now open in the UK, Canada and the U.S. Moderna is enrolling patients into additional cohorts. The one patient eligible to participate in the OLE study has elected to participate. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3705 in patients with MMA. MMA is a rare, life-threatening, inherited metabolic disorder that is primarily caused by a defect in the mitochondrial enzyme methylmalonyl-coenzyme A mutase, or MUT. It primarily affects the pediatric population. There is no approved therapy that addresses the underlying disorder, including no approved enzyme replacement therapy, due to the complexity of the protein and its mitochondrial localization.

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

•IL-12 (MEDI1191): AstraZeneca is leading the early clinical development and an ongoing, open-label multicenter Phase 1 clinical trial of intratumoral injections of MEDI1191 alone and in combination with the checkpoint inhibitor, durvalumab. In April 2022, AstraZeneca presented updated Phase 1 data at the American Association for Cancer Research (AACR) conference. Intratumoral MEDI1191 combined with durvalumab was safe and the combination showed preliminary evidence of clinical benefit, with 29% of patients exhibiting partial responses or stable disease ≥12 weeks as best overall response.

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

Our Pipeline

The following chart shows our current pipeline of 46 development programs, grouped by respiratory vaccines, latent & public health vaccines and therapeutics.

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

We have developed seven modalities, which are summarized as follows:
•Prophylactic vaccines: Our prophylactic vaccines modality currently includes 31 development programs, 21 of which have entered into clinical trials. We have ongoing Phase 1 trials for our RSV vaccine in pediatrics, flu vaccines (mRNA-1020 and mRNA-1030), hMPV/PIV3 vaccine (mRNA-1653), EBV vaccine (mRNA-1189) and HIV vaccines (mRNA-1644 and mRNA-1574). We have ongoing Phase 2 studies for our flu vaccine (mRNA-1010) and Zika vaccine (mRNA-1893). We have ongoing Phase 3 studies for our RSV vaccine in older adults (mRNA-1345) and CMV vaccine (mRNA-1647). Our COVID-19 vaccine (mRNA-1273) is described in detail above. Our ten preclinical programs within our prophylactic vaccines modality are for a combined COVID-19 and flu vaccine (mRNA-1073), combined COVID-19, flu and RSV vaccine (mRNA-1230), combined pediatric RSV and hMPV vaccine (mRNA-1365), pan-HCoV vaccine (mRNA-1278), seasonal flu vaccines (mRNA-1011 and mRNA-1012), EBV vaccine to prevent long-term sequelae (mRNA-1195), VZV vaccine (mRNA-1468), HSV vaccine (mRNA-1608) and Nipah vaccine (mRNA-1215). Three other vaccines as part of public health programs have had positive Phase 1 readouts – H10N8 vaccine (mRNA-1440), H7N9 flu vaccine (mRNA-1851), and Chikungunya vaccine (mRNA-1388) – but are not being further developed without government or other funding.

•Systemic secreted and cell surface therapeutics: We have three systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include Relaxin (mRNA-0184) for cardiac disorders, PD-L1 (mRNA-6981) for autoimmune hepatitis and IL-2 (mRNA-6231) for autoimmune disorders. Our IL-2 program (mRNA-6231) is currently in a Phase 1 study, and is our first autoimmune therapeutic candidate to enter the clinic. The remaining programs for Relaxin (mRNA-0184) and PD-L1 (mRNA-6981) are currently in preclinical development. We previously announced positive data from our Chikungunya Antibody program (mRNA-1944) within this modality; however, we do not expect to advance our Chikungunya Antibody program without outside funding, and we are not currently pursuing further development of it at this time.

•Cancer vaccines: We are currently developing three programs within our cancer vaccines modality. Our personalized cancer vaccine program mRNA-4157 is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial and a randomized Phase 2 trial, which is fully enrolled. Our second program within this modality, mRNA-5671, is a KRAS vaccine. We have retained all rights to our KRAS vaccine from Merck and we are evaluating next steps for the program. Our third program is our checkpoint vaccine (mRNA-4359), which is in preclinical studies.

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

•Localized regenerative therapeutics: Our localized VEGF-A program, AZD8601, which is being developed by AstraZeneca, has completed a Phase 1a/b trial to describe its safety, tolerability, protein production, and activity in diabetic patients. The study has met its primary objectives of describing safety and tolerability and secondary objectives of demonstrating protein production and changes in blood flow post AZD8601 administration. We believe these data provide clinical proof of mechanism for our mRNA technology outside of the vaccine setting. In 2021, the Phase 2 study met the primary endpoint of safety and tolerability of AZD8601 for the 3 mg dose. In the study of 11 patients, seven were treated with AZD8601 VEGF-A mRNA and four received placebo injections. Numerical trends were observed in endpoints in the heart failure efficacy domains compared with placebo, including increase in left ventricular ejection fraction (LVEF) and patient reported outcomes. In addition, all seven patients treated with AZD8601 had NT-proBNP (a biomarker that measures the level of a hormone that is elevated in patients with heart failure) levels below heart failure limit at 6 months follow-up compared to one of four patients treated with placebo. AstraZeneca has announced that they intend to move AZD8601 into further studies. Moderna has licensed worldwide commercial rights to AZD8601 to AstraZeneca.

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

Financial Operations Overview

Revenue

The following table summarizes revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales	$5,925	$1,733
Grant revenue	126	194
Collaboration revenue	15	10
Total revenue	$6,066	$1,937

For the three months ended March 31, 2022, we recognized $5.9 billion of product sales from our COVID-19 vaccine, of which $0.9 billion was generated in the United States and $5.0 billion was generated from the rest of the world. For the three months ended March 31, 2021, we recognized $1.7 billion of product sales from our COVID-19 vaccine, of which $1.4 billion was generated in the United States and $375 million was generated from the rest of the world.

As of March 31, 2022, we had signed supply agreements of approximately $17.5 billion for the future supply of our COVID-19 vaccine through 2023, based on the confirmed volume, subject to modifications, and had deferred revenue of $5.9 billion associated with customer deposits received or billable under these agreements. In addition, we believe that the SARS-CoV-2 virus will become endemic in 2022 and as a result, we expect greater seasonality in our product sales, with sales slightly larger in the second half of 2022 than in the first half as the Northern Hemisphere enters the fall and winter in connection with booster sales.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Grant revenue was comprised as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Grant revenue:
BARDA (1)	$122	$192
Other	4	2
Total grant revenue	$126	$194
_______
(1) For the three months ended March 31, 2022, $120 million of BARDA grant revenue was related to our mRNA-1273 program and $2 million was related to our Zika vaccine program. For the three months ended March 31, 2021, $190 million of BARDA grant revenue was related to our mRNA-1273 program and $2 million was related to our Zika vaccine program.

Collaboration revenue from our strategic alliances was comprised as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Collaboration revenue:
Merck	10	—
Vertex	4	9
Other	1	1
Total collaboration revenue	$15	$10

We expect to continue to receive funding from our contract with BARDA. As of March 31, 2022, the remaining available funding, net of revenue earned under our agreement with BARDA for the development of our mRNA-1273 vaccine was $378 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the future product demand, the development of our mRNA medicines and other factors.

Research and development expenses

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Program expenses by modality:
Prophylactic vaccines	$190	$248
Systemic secreted and cell surface therapeutics	1	1
Cancer vaccines	3	17
Intratumoral immuno-oncology	6	6
Systemic intracellular therapeutics	4	5
Inhaled pulmonary therapeutics (1)	2	—
Total program-specific expenses by modality (2)	$206	$277
Other research and development expenses:
Discovery programs	30	13
Platform research	34	25
Technical development and unallocated manufacturing expenses	134	33
Shared discovery and development expenses	130	39
Stock-based compensation	20	14
Total research and development expenses	$554	$401
__________
(1)Inhaled pulmonary therapeutics modality was added in the fourth quarter of 2021.
(2)Includes a total of 43 and 30 development candidates at March 31, 2022 and 2021, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

A “modality” refers to a group of programs with common product features and the associated combination of enabling mRNA technologies, delivery technologies, and manufacturing processes. The program-specific expenses by modality summarized in the table above include expenses we directly attribute to our programs, which consist primarily of external costs, such as fees paid to outside consultants, central laboratories, investigative sites, and contract research organizations (CROs) in connection with our preclinical studies and clinical trials, CMOs, and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables. Costs to acquire and manufacture pre-launch inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in unallocated manufacturing expenses when incurred, and subsequently allocated to program-specific manufacturing costs after completion of the program-specific production. The timing of allocating manufacturing costs to the specific program varies depending on the program development and production schedule. We generally do not allocate personnel-related costs, including stock-based compensation, costs associated with our general platform research, technical development, and other shared costs on a program-specific basis. These costs were therefore excluded from the summary of program-specific expenses by modality.

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
As we continue to pursue our indication expansion of mRNA-1273, and continue to develop variant-specific COVID-19 vaccine candidates and our next-generation COVID-19 vaccine candidate, we expect to continue to incur significant additional expenses. In connection with the BARDA agreement to accelerate development of mRNA-1273, significant grant revenue and expenses within the committed funding scope are expected to continue in 2022. BARDA’s funding is expected to offset those expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA. As of March 31, 2022, the remaining available funding, net of revenue earned was $378 million.

Changes in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development, such as our CMV vaccine, RSV vaccine, flu vaccine and our COVID-19 vaccine, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to continue to increase in the foreseeable future as our investigational medicines progress through the development phases and identify and develop additional programs. There are numerous factors associated with the successful commercialization of any of our investigational medicines, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time due to the early stage of development of our investigational medicines. Moreover, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2022 compared to those disclosed in our 2021 Form 10-K.

Results of operations

The following table summarizes our condensed consolidated statements of income for each period presented (in millions):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Revenue:
Product revenue	$5,925	$1,733	$4,192	242%
Grant revenue	126	194	(68)	(35)%
Collaboration revenue	15	10	5	50%
Total revenue	6,066	1,937	4,129	213%
Operating Expenses:
Cost of sales	1,017	193	824	427%
Research and development	554	401	153	38%
Selling, general and administrative	268	77	191	248%
Total operating expenses	1,839	671	1,168	174%
Income from operations	4,227	1,266	2,961	234%
Interest income	15	4	11	275%
Other expense, net	(13)	(10)	(3)	30%
Income before income taxes	4,229	1,260	2,969	236%
Provision for income taxes	572	39	533	1,367%
Net income	$3,657	$1,221	$2,436	200%

Revenue

Total revenue increased by $4.1 billion, or 213%, for the three months ended March 31, 2022, compared to the same period in 2021, mainly due to an increase in product sales from sales of our COVID-19 vaccine. Product revenue increased by $4.2 billion, or 242%, for the three months ended March 31, 2022, compared to the same period in 2021, largely driven by our manufacturing capacity ramp-up. Grant revenue decreased by $68 million, or 35%, for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by a decrease in revenue from BARDA related to our mRNA-1273 vaccine development.

Operating expenses

Cost of sales

Cost of sales for the three months ended March 31, 2022 was $1.0 billion, including third-party royalties of $207 million. Cost of sales for the three months ended March 31, 2022 increased by $824 million, or 427%, compared to the same period in 2021, primarily driven by higher product sales, and consequently higher third-party royalties and manufacturing costs.

Cost of sales as a percentage of product sales for the three months ended March 31, 2022 was 17%, compared to 11% for the same period in 2021. The increase was mainly driven by the lack of the pre-launch inventory benefit (that impacted the first quarter of 2021), coupled with inventory write-downs and a loss on firm purchase commitments. The increase was partially offset by a favorable customer mix and the scale up of our manufacturing processes. If inventory sold for the three months ended March 31, 2021 was valued at cost, our cost of sales for the period would have been $377 million, or 22%, of our product sales.

We expect our manufacturing costs to increase as we move from a pandemic to a seasonal market environment for our COVID-19 vaccine. We expect that this shift will cause our cost of sales for the full year of 2022 to represent a higher percentage of our product sales.

Research and development expenses

Research and development expenses increased by $153 million, or 38%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily attributable to an increase in personnel-related costs of $39 million, an increase in clinical trial expenses of $38 million, an increase in technology and facility-related costs of $24 million, and an increase in consulting and outside services of $23 million. These increases for the three-month period in 2022 were largely driven by increased mRNA-1273 clinical development and headcount.

We expect that research and development expenses will increase in 2022 as we continue to progress our indication expansion of mRNA-1273, and continue to develop our pipeline and advance our product candidates into later-stage development, in particular our RSV and flu vaccine programs. In addition, we also expect to incur significant costs related to the development of variant-specific COVID-19 candidates and our next-generation COVID-19 vaccine candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $191 million, or 248%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was mainly due to an endowment to the Moderna Charitable Foundation (the Foundation) of $50 million, an increase in distributor fees of $47 million, an increase in personnel-related costs of $31 million, an increase in consulting and outside services of $29 million, and an increase in marketing expenses of $15 million. These increases for the three-month period in 2022 were primarily driven by our COVID-19 vaccine commercialization-related activities, increased headcount, and the launch of the Foundation.

We expect that selling, general and administrative expenses will increase in 2022, as we continue to build out our global commercial, regulatory, sales and marketing infrastructure to support the commercialization of our COVID-19 vaccine, and continue to expand the number of programs and our business operations.

Interest income

Interest income increased by $11 million, or 275%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase in interest income from our investments in marketable securities for the three-month period in 2022 were mainly driven by increased investment balances and an overall higher interest rate environment.

Other expense, net

The following table summarizes other expense, net for each period presented (in millions):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Loss on investments	$(6)	$—	$(6)	100%
Interest expense	(6)	(3)	(3)	100%
Other expense, net	(1)	(7)	6	(86)%
Total other expense, net	$(13)	$(10)	$(3)	30%

Total other expense, net increased by $3 million, or 30%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase in other expense, net for the three-month period in 2022 was primarily due to realized losses on available-for-sale debt securities, partially offset by a net gain related to our balance sheet hedging activities, and foreign currency transactions and remeasurements. Our interest expense is primarily related to our finance leases. Please refer to Note 11 to our condensed consolidated financial statements.

Income taxes

Provision for income taxes increased by $533 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in pre-tax income and a higher effective tax rate in 2022, as 2021 included tax benefit related to the release of the valuation allowance on the majority of our deferred tax assets. We expect that our effective tax rate will increase for the full year 2022 compared to 2021, mainly driven by the release of the valuation allowance on the majority of the deferred tax assets in 2021.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital for each period presented (in millions):

	March 31,	December 31,
	2022	2021
Financial assets:
Cash and cash equivalents	$5,048	$6,848
Investments	5,067	3,879
Investments, non-current	9,171	6,843
Total	$19,286	$17,570

Working capital:
Current assets	$16,350	$16,071
Current liabilities	9,238	9,128
Total	$7,112	$6,943

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of March 31, 2022 increased by $1.7 billion, or 10%, compared to December 31, 2021. During the three months ended March 31, 2022, we generated cash from operations of $2.8 billion, partially offset by repurchases of our common stock of $623 million, purchases of property and equipment of $132 million, and unrealized losses on available-for-sale debt securities of $220 million.

Working capital, which is current assets less current liabilities, as of March 31, 2022 increased by $169 million, or 2%, compared to December 31, 2021, primarily due to a decrease in deferred revenue of $654 million and an increase in inventory of $501 million, mainly driven by revenue recognized from deferred revenue in excess of customer deposits received and our increased inventory levels. The increase was partially offset by a decrease in cash, cash equivalents and short-term investments of $612 million, primarily due to purchases of long-term marketable securities.

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$2,763	$2,971
Investing activities	(3,921)	(180)
Financing activities	(642)	26
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,800)	$2,817

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

In the third quarter of 2020, we entered into supply agreements with the U.S. Government, other international governments, and Gavi for the supply of our COVID-19 vaccine and received upfront deposits. As of March 31, 2022, we had $5.9 billion in deferred revenue related to customer deposits received or billable. In addition, we expect to continue to receive funding from our contract with BARDA related to our mRNA-1273 program. As of March 31, 2022, the remaining available funding from BARDA, net of revenue earned was $378 million.

Net cash provided by operating activities for the three months ended March 31, 2022 was $2.8 billion and consisted of net income of $3.7 billion and non-cash adjustments of $5 million, partially offset by a net change in assets and liabilities of $0.9 billion. Non-cash items included deferred income taxes of $146 million, depreciation and amortization of $79 million, stock-based compensation of $44 million, and amortization of investment premium and discount of $18 million. The net change in assets and liabilities was mainly due to a decrease in deferred revenue of $805 million, an increase in inventory of $501 million, and an increase in prepaid expenses and other assets of $414 million, partially offset by an increase in income taxes payable of $716 million.

Net cash provided by operating activities decreased by $208 million, or 7%, during the three months ended March 31, 2022, compared to the same period in 2021, primarily attributable to revenue recognized from deferred revenue in excess of customer deposits received, partially offset by increased product sales and higher collection of receivables.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for leasehold improvements, manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the three months ended March 31, 2022 was $3.9 billion, which included purchases of marketable securities of $5.6 billion and purchases of property and equipment of $132 million, partially offset by proceeds from sales of marketable securities of $1.4 billion and proceeds from maturities of marketable securities of $441 million.

Net cash used in investing activities increased by $3.7 billion during the three months ended March 31, 2022, compared to the same period in 2021, primarily reflecting timing differences related to purchases, sales, and maturities of marketable debt securities and changes in our portfolio-mix.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2022 was $642 million, primarily from repurchases of common stock of $623 million.

Net cash used in financing activities increased by $668 million during the three months ended March 31, 2022, compared to the same period in 2021, mainly due to repurchases of common stock.

Operation and funding requirements

Our principal sources of funding as of March 31, 2022 consisted of cash and cash equivalents, investments, and cash we expect to generate from operations. We generated net income of $12.2 billion for the year ended 2021, following the authorization of our first commercial product in December 2020. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. We have retained earnings of $13.6 billion as of March 31, 2022.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, meet capital expenditure needs, and fund our share repurchase program (refer to Note 13 to our condensed consolidated financial statements). We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on mRNA-1273, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2, and buildout of global commercial, regulatory, sales and marketing infrastructure to support the commercialization of our COVID-19 will require significant cash outflows during 2022, most of which may not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we have substantial facility, lease and purchase obligations (refer to Note 11 and Note 12 to our condensed consolidated financial statements). We have entered into certain collaboration agreements with third parties that include the funding of certain research and development activities and potential future milestone and royalty payments by us.

We believe that our cash, cash equivalents, and investments as of March 31, 2022, together with cash expected to be generated from operations, will be sufficient to enable us to fund our projected operations, capital expenditures and stock repurchases through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors including expenses related to the ongoing COVID-19 pandemic, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

As of March 31, 2022, other than disclosed within Note 11 and Note 12 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three months ended March 31, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including the intellectual property litigation described below. Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K filed in February 2022, including the discussion under the headings entitled “Risks related to our intellectual property,” and “Risks related to the manufacturing of our commercial products, development candidates, investigational medicines and our future pipeline.”

The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. We describe below those legal matters for which a material loss is either (i) possible but not probable, and/or (ii) not reasonably estimable at this time.

Proceedings Related to Patents Owned by Arbutus

On February 28, 2022, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint against Moderna in the U.S. District Court for the District of Delaware asserting that Moderna’s manufacture, use, offer to sell, or sales within the United States (as well as importation into the United States) of its COVID-19 vaccine, or active inducement of the same, willfully infringes U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378, which concern lipid nanoparticles. The action is Arbutus Biopharma Corp. et al. v. Moderna Inc. et al., Case No. 1:22-cv-00252-MN (D. Del.). Arbutus and Genevant are not seeking to prevent or stop the marketing or sales of Moderna's COVID-19 vaccine. The complaint seeks a judgment of infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuit, and attorneys’ fees.

Proceedings Related to Patents Owned by Alnylam

On March 17, 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against Moderna in the U.S. District Court for the District of Delaware asserting that Moderna’s manufacture, use, offer to sell, or sales within the United States (as well as import into the United States) of its COVID-19 vaccine, or active inducement of the same, infringes U.S. Patent No. 11,246,933, which issued on February 15, 2022, and concerns cationic lipids. The action is Alnylam Pharmaceuticals, Inc. v. Moderna, Inc. et al., Case No. 1:22-cv-00335-CFC (D. Del.). Alnylam is not seeking to prevent or stop the marketing or sales of Moderna's COVID-19 vaccine. The complaint seeks a judgment of infringement of the asserted patent, monetary damages (together with interest), costs and expenses of the lawsuit, and attorneys’ fees.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2021 Form 10-K other than set forth below.

We may encounter difficulties producing, shipping or successfully commercializing our COVID-19 vaccine consistent with our existing or potential contractual obligations, including due to changes in market dynamics or delays or difficulties experienced by our commercial partners.

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

Prior to 2020, we had not ramped up our organization for a commercial launch of any product, and doing so during a pandemic with an urgent, critical global need poses additional challenges, such as setting up distribution channels, building global teams with specialized skills, and managing potential intellectual property disputes or challenges. We may also face challenges sourcing a sufficient amount of raw materials to support the demand for our COVID-19 vaccine. We may be unable to effectively create a supply chain for the vaccine to adequately support demand as we rely on our third-party collaborators being able to fulfill demand. For example, we have in the past and may in the future experience international shipping delays as our supply chain expands and grows more complex. Any capacity or production issues or delays experienced by our collaborators may cause us to fail to meet certain product volume or delivery timing obligations under our COVID-19 supply agreements. Furthermore, we expect to continue to make significant investments in our manufacturing capacity and commercial network as we continue to expand our commercial launch efforts.

Additionally, evolving dynamics in the market for COVID-19 vaccines are likely to impact our results. For example, we anticipate that our product mix will shift from a two-dose 100 µg primary series to 50 µg booster doses as COVID-19 evolves to an endemic phase, with greater seasonality of sales linked to the fall and winter season in the Northern and Southern Hemispheres. As a result of this change in product mix, we will likely require lower levels of raw materials and production capacity as the market shifts to seasonal booster doses. This change in product mix and evolving market dynamics will require us to purchase fewer raw materials and scale back our manufacturing operations with contract manufacturers, which have in the past and may in the future result in increased costs associated with exiting commitments with suppliers, as well as charges to write off unused inventory. If we are unable to effectively manage evolving demand dynamics, our business, financial condition, results of operations, and prospects may be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2022 (2)	604,018	$236.33	4,092,160	$—
February 1 - February 28, 2022	—	$—	—	$—
March 1 - March 31, 2022 (3)	3,211,425	$149.46	3,211,425	$2,520
Total	3,815,443
_______
(1) Average price paid per share includes related expenses.
(2) Relates to our 2021 Repurchase Program
(3) Relates to our 2022 Repurchase Program

Refer to Note 13 to condensed consolidated financial statements for information regarding our share repurchase programs.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1*#	Offer Letter by and between ModernaTX, Inc. and Jorge Gomez, dated as of April 6, 2022.
10.2*#	Executive Retirement and Strategic Consulting Agreement by and between ModernaTX, Inc. and David Meline, dated as of April 10, 2022.
10.3†
Amendment Nos. P00018, P00019, P00020 and P00021 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022).

10.4*†	Amendment No. 12 to Agreement No. HHSO100201600029C, by and between ModernaTX, Inc. and the Biomedical Advanced Research and Development Authority, dated as of March 23, 2022.
10.5*†	Amendment Nos. P00022 and P00023 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
May 4, 2022
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ David W. Meline
May 4, 2022
David W. Meline
Chief Financial Officer
(Principal Financial Officer)