Form 10-Q
period 2022-06-30
Moderna, Inc.
filed 2022-08-03
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of July 29, 2022, there were 391,199,544 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains express or implied forward-looking statements. All statements other than those of historical facts contained in this Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

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

Forward-looking statements often contain words such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our operational or financial performance, and involve risks, uncertainties, and other factors that may cause our actual results to differ materially from any future results expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statements, except as required by applicable securities law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission should be consulted.

TRADEMARKS

This Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to may appear without the ® or ™ symbols, but such references are not intended to indicate that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our reference to other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Moderna,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to Moderna, Inc. and its consolidated subsidiaries.
ADDITIONAL INFORMATION

Our website, www.modernatx.com, including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog; as well as our social media channels: Facebook, www.facebook.com/modernatx; Twitter, www.twitter.com/modernatx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. Information contained on our website, corporate blog and social media channels shall not be deemed incorporated into, or be a part of, this Form 10-Q.

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,873	$6,848
Investments	5,024	3,879
Accounts receivable	2,691	3,175
Inventory	1,921	1,441
Prepaid expenses and other current assets	1,054	728
Total current assets	13,563	16,071
Investments, non-current	10,162	6,843
Property and equipment, net	1,324	1,241
Right-of-use assets, operating leases	122	142
Restricted cash, non-current	12	12
Deferred tax assets	785	326
Other non-current assets	75	34
Total assets	$26,043	$24,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$181	$302
Accrued liabilities	1,780	1,472
Deferred revenue	4,093	6,253
Income taxes payable	349	876
Other current liabilities	409	225
Total current liabilities	6,812	9,128
Deferred revenue, non-current	405	615
Operating lease liabilities, non-current	87	106
Financing lease liabilities, non-current	641	599
Other non-current liabilities	113	76
Total liabilities	8,058	10,524
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of June 30, 2022 and December 31, 2021; 392 and 403 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,413	4,211
Accumulated other comprehensive loss	(240)	(24)
Retained earnings	15,812	9,958
Total stockholders’ equity	17,985	14,145
Total liabilities and stockholders’ equity	$26,043	$24,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$4,531	$4,197	$10,456	$5,930
Grant revenue	183	139	309	333
Collaboration revenue	35	18	50	28
Total revenue	4,749	4,354	10,815	6,291
Operating expenses:
Cost of sales	1,381	750	2,398	943
Research and development	710	421	1,264	822
Selling, general and administrative	211	121	479	198
Total operating expenses	2,302	1,292	4,141	1,963
Income from operations	2,447	3,062	6,674	4,328
Interest income	40	3	55	7
Other expense, net	(13)	(2)	(26)	(12)
Income before income taxes	2,474	3,063	6,703	4,323
Provision for income taxes	277	283	849	322
Net income	$2,197	$2,780	$5,854	$4,001

Earnings per share:
Basic	$5.55	$6.93	$14.66	$9.98
Diluted	$5.24	$6.46	$13.85	$9.30

Weighted average common shares used in calculation of earnings per share:
Basic	396	402	399	401
Diluted	419	431	423	430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,197	$2,780	$5,854	$4,001
Other comprehensive (loss) income, net of tax:
Available-for-sales securities:
Unrealized losses on available-for-sale debt securities	(80)	(5)	(258)	(7)
Less: net realized losses (gains) on available-for-sale securities reclassified in net income	8	(1)	15	(1)
Net decrease from available-for-sale debt securities	(72)	(6)	(243)	(8)
Cash flow hedges:
Unrealized gains on derivative instruments	46	21	71	21
Less: net realized (gains) on derivative instruments reclassified in net income	(30)	—	(44)	—
Net increase from derivatives designated as hedging instruments	16	21	27	21
Total other comprehensive (loss) income	(56)	15	(216)	13
Comprehensive income	$2,141	$2,795	$5,638	$4,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	400	$—	$3,644	$(184)	$13,615	$17,075
Exercise of options to purchase common stock	1	—	8	—	—	8
Purchase of common stock under employee stock purchase plan	—	—	9	—	—	9
Stock-based compensation	—	—	50	—	—	50
Other comprehensive loss, net of tax	—	—	—	(56)	—	(56)
Repurchase of common stock	(9)	—	(1,298)	—	—	(1,298)
Net income	—	—	—	—	2,197	2,197
Balance at June 30, 2022	392	$—	$2,413	$(240)	$15,812	$17,985

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	401	$—	$4,860	$1	$(1,023)	$3,838
Exercise of options to purchase common stock	2	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	—	—	5	—	—	5
Stock-based compensation	—	—	35	—	—	35
Other comprehensive income, net of tax	—	—	—	15	—	15
Net income	—	—	—	—	2,780	2,780
Balance at June 30, 2021	403	$—	$4,931	$16	$1,757	$6,704

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	403	$—	$4,211	$(24)	$9,958	$14,145
Exercise of options to purchase common stock	2	—	20	—	—	20
Purchase of common stock under employee stock purchase plan	—	—	9	—	—	9
Stock-based compensation	—	—	94	—	—	94
Other comprehensive loss, net of tax	—	—	—	(216)	—	(216)
Repurchase of common stock	(13)	—	(1,921)	—	—	(1,921)
Net income	—	—	—	—	5,854	5,854
Balance at June 30, 2022	392	$—	$2,413	$(240)	$15,812	$17,985

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	399	$—	$4,802	$3	$(2,244)	$2,561
Exercise of options to purchase common stock	4	—	59	—	—	59
Purchase of common stock under employee stock purchase plan	—	—	5	—	—	5
Stock-based compensation	—	—	65	—	—	65
Other comprehensive income, net of tax	—	—	—	13	—	13
Net income	—	—	—	—	4,001	4,001
Balance at June 30, 2021	403	$—	$4,931	$16	$1,757	$6,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$5,854	$4,001
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	94	65
Depreciation and amortization	155	84
Amortization/accretion of investments	29	13
Deferred income taxes	(376)	(72)
Other non-cash items	15	—
Changes in assets and liabilities:
Accounts receivable	484	(629)
Prepaid expenses and other assets	(324)	(110)
Inventory	(480)	(596)
Right-of-use assets, operating leases	20	(14)
Accounts payable	(56)	44
Accrued liabilities	305	367
Deferred revenue	(2,370)	3,433
Income taxes payable	(527)	377
Operating lease liabilities	(19)	8
Other liabilities	263	63
Net cash provided by operating activities	3,067	7,034
Investing activities
Purchases of marketable securities	(8,734)	(6,559)
Proceeds from maturities of marketable securities	1,409	860
Proceeds from sales of marketable securities	2,506	1,706
Purchases of property and equipment	(219)	(65)
Investment in convertible notes	(35)	—
Net cash used in investing activities	(5,073)	(4,058)
Financing activities
Proceeds from issuance of common stock through equity plans	29	64
Repurchase of common stock	(1,921)	—
Changes in financing lease liabilities	(77)	(62)
Net cash (used in) provided by financing activities	(1,969)	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,975)	2,978
Cash, cash equivalents and restricted cash, beginning of year	6,860	2,636
Cash, cash equivalents and restricted cash, end of period	$2,885	$5,614
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$49	$45
Right-of-use assets obtained through finance lease modifications and reassessments	$—	$363
Right-of-use assets obtained in exchange for financing lease liabilities	$94	$126

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax®) as a two-dose, 100 µg primary series in individuals 18 years of age or older. In January 2022, we received full commercial approval for Spikevax as a two-dose, 100 µg primary series to prevent COVID-19 in individuals 18 years of age and older in the United States, and Spikevax is approved or authorized in individuals 18 years and older in more than 80 countries. In addition, we have received authorization from the FDA and global regulators in more than 40 countries for our COVID-19 vaccine as a two-dose, 100 µg primary series in adolescents aged 12-17 years and as a two-dose, 50 µg primary series in children ages 6 through 11 years old. Additionally, a two-dose, 25 µg primary series of our COVID-19 vaccine is authorized in young children aged 6 months to 5 years old in the United States, Canada, Australia, and other jurisdictions.

The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of our COVID-19 vaccine at 50 µg dose level for adults ages 18 years and older. The FDA and other health agencies have also authorized a second booster dose at the 50 µg dose level for adults 50 years and older and adults 18 years of age and older with certain kinds of immunocompromise.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those described in our 2021 Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income/loss for the period. Other comprehensive loss consists of unrealized gains/losses on our investments and derivatives designated as hedging instruments. Total comprehensive income for all periods presented has been disclosed in the condensed consolidated statements of comprehensive income.

The components of accumulated other comprehensive loss for the three and six months ended June 30, 2022 were as follows (in millions):

	Unrealized Loss on Available-for-Sale Debt Securities	Net Unrealized Gains on Derivatives Designated As Hedging Instruments	Total
Accumulated other comprehensive loss, balance at December 31, 2021	$(40)	$16	$(24)
Other comprehensive loss	(171)	11	(160)
Accumulated other comprehensive loss, balance at March 31, 2022	(211)	27	(184)
Other comprehensive loss	(72)	16	(56)
Accumulated other comprehensive loss, balance at June 30, 2022	$(283)	$43	$(240)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 30,
	2022	2021
Cash and cash equivalents	$2,873	$5,603
Restricted cash, non-current	12	11
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,885	$5,614

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

Product sales by customer geographic location were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$1,450	$2,093	$2,395	$3,451
Europe	1,390	1,056	3,466	1,340
Rest of world (1)	1,691	1,048	4,595	1,139
Total	$4,531	$4,197	$10,456	$5,930
_______
(1) Includes product sales recognized under the agreement with Gavi, which facilitates the allocation and distribution of our COVID-19 vaccine around the world, particularly for low- and middle-income countries.

As of June 30, 2022, our COVID-19 vaccine (marketed under the brand name Spikevax) was our only commercial product authorized for use.

As of June 30, 2022 and December 31, 2021, we had deferred revenue of $4.3 billion and $6.7 billion, respectively, related to customer deposits. We expect $4.0 billion of our deferred revenue related to customer deposits as of June 30, 2022 to be realized in less than one year. Timing of product manufacturing, delivery, and receipt of marketing approval will determine the period in which product sales are recognized.

4. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing therapeutics and vaccines. As of June 30, 2022, the committed funding, net of revenue earned was $7 million. An additional $30 million of funding will be available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our vaccine candidate against COVID-19. The agreement was amended in both 2020 and 2021 to provide for additional commitments to support various late-stage clinical development efforts of mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials and pharmacovigilance studies. In March 2022, we entered into a further amendment to the BARDA agreement, increasing the amount of potential reimbursements by $308 million, in connection with costs associated with the clinical development for the adolescent and pediatric studies and the Phase 3 pivotal study. The maximum award from BARDA, inclusive of the 2020, 2021 and 2022 amendments, was approximately $1.7 billion. All contract options have been exercised. As of June 30, 2022, the remaining available funding, net of revenue earned was $203 million.

In September 2016, we received from BARDA an award of up to $126 million, subsequently adjusted to $117 million in 2021, to help fund our Zika vaccine program. Three of the four contract options have been exercised. As of June 30, 2022, the remaining available funding, net of revenue earned was $42 million, with an additional $8 million available if the final contract option is exercised. The performance period of the grant will expire on September 30, 2022 and any remaining funding at expiry will be forfeited.

In January 2016, we entered a global health project framework agreement with the Bill and Melinda Gates Foundation (Gates Foundation) to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of June 30, 2022, the available funding, net of revenue earned was $7 million, with up to an additional $80 million available if additional follow-on projects are approved.

The following table summarizes grant revenue for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
BARDA	$179	$134	$301	$326
Other grant revenue	4	5	8	7
Total grant revenue	$183	$139	$309	$333

5. Collaboration Agreements

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of June 30, 2022 and December 31, 2021, we had collaboration agreements with AstraZeneca plc (AstraZeneca), Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), and others. Please refer to our 2021 Form 10-K under the heading “Third-Party Strategic Alliances” and Note 5 to our consolidated financial statements for further description of these collaboration agreements.

The following table summarizes our total consolidated revenue from our strategic collaborators for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Collaboration Revenue by Strategic Collaborator:	2022	2021	2022	2021
AstraZeneca	$4	$4	$4	$4
Merck	5	4	15	4
Vertex	25	9	29	18
Other	1	1	2	2
Total collaboration revenue	$35	$18	$50	$28

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the six months ended June 30, 2022 (in millions):

	December 31, 2021	Additions	Deductions	June 30, 2022
Contract Assets:
Accounts receivable	$9	$13	$(11)	$11
Contract Liabilities:
Deferred revenue	$204	$6	$(43)	$167

As of June 30, 2022, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $236 million.

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

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,873	$—	$—	$2,873	$2,873	$—	$—
Available-for-sale:
Certificates of deposit	348	—	—	348	—	348	—
U.S. treasury bills	259	—	(2)	257	—	257	—
U.S. treasury notes	8,231	—	(189)	8,042	—	3,054	4,988
Corporate debt securities	6,597	—	(181)	6,416	—	1,352	5,064
Government debt securities	129	—	(6)	123	—	13	110
Total	$18,437	$—	$(378)	$18,059	$2,873	$5,024	$10,162

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$6,848	$—	$—	$6,848	$6,848	$—	$—
Available-for-sale:
Certificates of deposit	80	—	—	80	—	80	—
U.S. treasury bills	479	—	—	479	—	479	—
U.S. treasury notes	6,595	—	(31)	6,564	—	1,984	4,580
Corporate debt securities	3,508	—	(20)	3,488	—	1,323	2,165
Government debt securities	112	—	(1)	111	—	13	98
Total	$17,622	$—	$(52)	$17,570	$6,848	$3,879	$6,843

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2022 and December 31, 2021 were as follows (in millions):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,079	$5,024
Due after one year through five years	10,485	10,162
Total	$15,564	$15,186

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,882	$3,879
Due after one year through five years	6,892	6,843
Total	$10,774	$10,722

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and six months ended June 30, 2022 and 2021. We did not record any credit-related allowance to available-for-sale securities as of June 30, 2022 and December 31, 2021.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position at June 30, 2022 and December 31, 2021 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2022:
U.S. treasury bills	$(2)	$256	$—	$—	$(2)	$256
U.S. treasury notes	(185)	7,873	(4)	132	(189)	8,005
Corporate debt securities	(164)	5,388	(17)	385	(181)	5,773
Government debt securities	(6)	123	—	—	(6)	123
Total	$(357)	$13,640	$(21)	$517	$(378)	$14,157

As of December 31, 2021:
U.S. treasury bills	$—	$329	$—	$—	$—	$329
U.S. treasury notes	(31)	6,332	—	—	(31)	6,332
Corporate debt securities	(20)	2,573	—	1	(20)	2,574
Government debt securities	(1)	112	—	—	(1)	112
Total	$(52)	$9,346	$—	$1	$(52)	$9,347

At June 30, 2022 and December 31, 2021, we held 634 and 384 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in millions):

	Fair value at June 30, 2022	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,242	$1,242	$—
Certificates of deposit	348	—	348
U.S. treasury bills	257	—	257
U.S. treasury notes	8,042	—	8,042
Corporate debt securities	6,416	—	6,416
Government debt securities	123	—	123
Derivative instruments (Note 7)	58	—	58
Total	$16,486	$1,242	$15,244
Liabilities:
Derivative instruments (Note 7)	$2	$—	$2

	Fair value at December 31, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$2,329	$2,329	$—
Certificates of deposit	80	—	80
U.S. treasury bills	479	—	479
U.S. treasury notes	6,564	—	6,564
Corporate debt securities	3,488	—	3,488
Government debt securities	111	—	111
Derivative instruments (Note 7)	21	—	21
Total	$13,072	$2,329	$10,743
Liabilities:
Derivative instruments (Note 7)	$7	$—	$7

As of June 30, 2022 and December 31, 2021, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

In addition, as of June 30, 2022, we had $30 million in equity investments without readily determinable fair values, which are recorded within other non-current assets in our condensed consolidated balance sheets and excluded from the fair value measurement tables above. We did not have equity investments as of December 31, 2021.

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

Cash Flow Hedges

We mitigate the foreign exchange risk arising from the fluctuations in foreign currency denominated product sales in Euro through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that do not exceed 15 months in duration. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our condensed consolidated balance sheets. The gains or losses resulting from changes in the fair value of these hedges are initially recorded as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and subsequently reclassified to product sales in the period during which the hedged transaction affects earnings. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to other expense, net in our condensed consolidated statements of income. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an on-going basis both retrospectively and prospectively. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded as a component of other expense, net in our condensed consolidated statements of income. As of June 30, 2022, we had net deferred gains of $55 million on our foreign currency forward contracts included in AOCI that are expected to be recognized into product sales within the next 12 months.

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

Total gross notional amount and fair value of our foreign currency derivatives were as follows (in millions):

	June 30, 2022
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$1,153	$37	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	957	21	2
Total derivatives	$2,110	$58	$2

	December 31, 2021
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$565	$20	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1,370	$1	$7
Total derivatives	$1,935	$21	$7
_________
(1) As presented in the condensed consolidated balance sheets within prepaid expenses and other current assets.
(2) As presented in the condensed consolidated balance sheets within other current liabilities.

Gains on our foreign currency derivatives, net of tax, recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts	$46	$21	$71	$21

The effect of our foreign currency derivatives in our condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 was as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Income Classification	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts
Net gain reclassified from AOCI into income	Product sales	$30	$—	$44	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts
Net realized and unrealized gain (loss)	Other expense, net	$41	$(54)	$69	$(19)

We had immaterial gains reclassified from AOCI to product sales during the three and six months ended June 30, 2021. There were no cash flow hedging activities for the three and six months ended June 30, 2021.

8. Inventory

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Raw materials	$1,400	$870
Work in progress	379	338
Finished goods	142	233
Total inventory	$1,921	$1,441

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

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of income. For the three and six months ended June 30, 2022, inventory write-downs were $499 million and $689 million, respectively. Inventory write-downs were immaterial for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, losses on firm purchase commitments were $184 million and $342 million, respectively. As of June 30, 2022, the accrued liability for losses on firm future purchase commitments in our condensed consolidated balance sheets was $342 million. There were no such charges in 2021 or accrued liabilities at December 31, 2021.

Pre-launch Inventory

Costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when future commercialization is considered probable, the future economic benefit is expected to be realized, and we believe that material uncertainties related to the ultimate regulatory approval have been significantly reduced. For pre-launch inventory that is capitalized, we consider a number of factors based on the information available at the time, including the product candidate’s current status in the drug development and regulatory approval process, results from the related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential impediments to the approval process such as product safety or efficacy, historical experience, viability of commercialization and market trends.

As of June 30, 2022, we had capitalized pre-launch inventory relating to our Omicron-containing booster candidate (mRNA-1273.214) of $155 million in our condensed consolidated balance sheets.

9. Property and Equipment, Net

Property and equipment, net, as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$201	$175
Leasehold improvements	365	313
Furniture, fixtures and other	17	11
Computer equipment and software	17	16
Internally developed software	8	9
Right-of-use asset, financing (Note 11)	898	857
Construction in progress	284	212
Total	1,790	1,593
Less: Accumulated depreciation	(466)	(352)
Property and equipment, net	$1,324	$1,241

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $76 million and $155 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was $69 million and $84 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Down payments for materials and supplies	$474	$287
Down payments to manufacturing vendors	183	118
Prepaid services	110	126
Value added tax receivable	45	70
Tenant improvement allowance receivable	51	51
Interest receivable	57	27
Derivative assets	58	21
Other current assets	76	28
Prepaid expenses and other current assets	$1,054	$728

Accrued Liabilities

Accrued liabilities, as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Clinical trials	$324	$283
Raw materials	317	260
Royalties	158	241
Development operations	65	137
Manufacturing	244	227
Other external goods and services	100	79
Loss on future firm purchase commitments(1)	342	—
Compensation-related	128	126
Other	102	119
Accrued liabilities	$1,780	$1,472
______
(1) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 8).

Other Current Liabilities

Other current liabilities, as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Lease liabilities - financing (Note 11)	$121	$165
Lease liabilities - operating (Note 11)	38	46
Other	250	14
Other current liabilities	$409	$225

Deferred Revenue

The following table summarizes the activities in deferred revenue for the six months ended June 30, 2022 (in millions):

	December 31, 2021	Additions	Deductions	June 30, 2022
Product sales	$6,658	$1,834	$(4,166)	$4,326
Grant revenue	6	—	(1)	5
Collaboration revenue	204	6	(43)	167
Total deferred revenue	$6,868	$1,840	$(4,210)	$4,498

11. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2042. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the lease. We have two campuses in Massachusetts, our Cambridge campus and our Moderna Technology Center (MTC), an industrial technology center located in Norwood. We also lease other office and lab spaces globally for our business operations.

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

Finance Leases

Moderna Technology Center

Our MTC comprises three main buildings: MTC South, MTC North and MTC East. Each of MTC South and MTC North is approximately 200,000 square feet and provides office, laboratory and light manufacturing space, directly supporting improvement in our manufacturing capabilities. MTC East is approximately 240,000 square feet for commercial and clinical activities. The MTC campus is leased through 2042 and we have the option to extend the term for three extension periods of five years.

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. These leases expire from 2022 through 2023. As of June 30, 2022 and December 31, 2021, we had lease liabilities of $129 million and $166 million, respectively, related to the embedded leases. As of June 30, 2022 and December 31, 2021, we had right-of-use assets of $101 million and $173 million, respectively, related to the embedded leases.

Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 were as follows (in millions):

	June 30,	December 31,
	2022	2021
Assets:
Right-of-use assets, operating, net (1) (2)	$122	$142
Right-of-use assets, financing, net (3) (4)	619	665
Total	$741	$807

Liabilities:
Current:
Operating lease liabilities (5)	$38	$46
Financing lease liabilities (5)	121	165
Total current lease liabilities	159	211
Non-current:
Operating lease liabilities, non-current	87	106
Financing lease liabilities, non-current	641	599
Total non-current lease liabilities	$728	$705
Total	$887	$916
_______
(1) These assets are real estate related assets, which include land, office, and laboratory spaces.
(2) Net of accumulated amortization.
(3) These assets are real estate assets related to the MTC leases as well as assets related to contract manufacturing service agreements.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of June 30, 2022, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases (1)
2022	(remainder of the year)	$23	$121
2023		39	38
2024		15	21
2025		16	22
2026		16	22
Thereafter		51	1,111
Total minimum lease payments		160	1,335
Less amounts representing interest or imputed interest		(35)	(573)
Present value of lease liabilities		$125	$762
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

Through the three and six months ended June 30, 2022 and the year ended December 31, 2021, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of June 30, 2022, we had $3.4 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2025. As of June 30, 2022, $342 million of the purchase commitments related to raw materials was recorded as an accrued liability for loss on future firm purchase commitments. As of June 30, 2022, we had $179 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2026. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At June 30, 2022, we had cancelable open purchase orders of $2.5 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at June 30, 2022, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc., to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. Commercial milestone payments and royalties based on annual net sales of licensed products for therapeutic and prophylactic products are accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. For the three and six months ended June 30, 2022, we recognized $157 million and $364 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of income. For the three and six months ended June 30, 2021, we recognized $148 million and $232 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of income.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of June 30, 2022.

Moderna Science Center

In September 2021, we announced an investment in the MSC in Cambridge, Massachusetts. The MSC is expected to integrate scientific and non-scientific spaces, including our principal executive offices, and will be built to support our growth as we continue to advance our pipeline of mRNA medicines. In relation to the investment, we entered into a lease agreement for approximately 462,000 square feet and will undergo an approximately two-year building project. Following the building project, the lease term is 15 years, subject to our right to extend the lease for up to two additional seven-year terms. Pursuant to this lease agreement, we are committed to approximately $1.1 billion non-cancellable rent payments for the initial lease term. We expect to begin the move-in process in 2023.

13. Stock-Based Compensation and Share Repurchase Program

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	$27	$24	$52	$46
Restricted Common Stock (RSUs) and Performance Stock Units (PSUs)	22	10	39	17
Employee Stock Purchase Plan (ESPP)	1	1	3	2
Total	$50	$35	$94	$65

Cost of sales	$13	$8	$21	$12
Research and development	19	15	39	29
Selling, general and administrative	18	12	34	24
Total	$50	$35	$94	$65

As of June 30, 2022, there was $575 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 3.2 years at June 30, 2022.

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

During the six months ended June 30, 2022, we repurchased 13 million shares of our common stock under the 2021 and 2022 Repurchase Program for an aggregate of $1.9 billion, including commissions and fees. As of June 30, 2022, there was a total of $1.2 billion remaining for repurchases of our common stock under the 2022 Repurchase Program.

14. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$2,474	$3,063	$6,703	$4,323
Provision for income taxes	$277	$283	$849	$322
Effective tax rate	11.2%	9.2%	12.7%	7.5%

The effective tax rate for the three and six months ended June 30, 2022 was lower than the U.S. statutory tax rate, primarily due to the benefit of the foreign derived intangible income deduction (FDII) and a discrete item for excess tax benefits related to stock-based compensation. The increased effective tax rate for the three and six months ended June 30, 2022 was mainly due to the tax benefit recorded in 2021 related to the release of the valuation allowance on the majority of our deferred tax assets, as well as a decrease in excess windfall benefits from stock-based compensation, partially offset by an increase in the FDII benefit in 2022.

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We are not currently subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction.

Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes. Unless modified or repealed, and based on current assumptions, the mandatory capitalization increases our cash tax liabilities, but also increases our FDII deduction resulting in a decrease to our effective tax rate.

15. Earnings per Share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 were calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$2,197	$2,780	$5,854	$4,001
Denominator:
Basic weighted-average common shares outstanding	396	402	399	401
Effect of dilutive securities	23	29	24	29
Diluted weighted-average common shares outstanding	419	431	423	430

Basic EPS	$5.55	$6.93	$14.66	$9.98
Diluted EPS	$5.24	$6.46	$13.85	$9.30

Anti-dilutive potential common shares excluded from the EPS computation above	4	1	3	1

16. Subsequent Events

On July 28, 2022, we entered into a supply agreement with the U.S. government for an initial 66 million doses of our COVID-19 bivalent booster vaccine candidate (mRNA-1273.222) with options for the U.S. government to purchase up to an additional 234 million doses. On August 1, 2022, the U.S. government exercised an option to purchase 4 million pediatric doses of our COVID-19 bivalent booster vaccine candidate, bringing the total to 70 million doses purchased, with options to purchase an additional 230 million doses.

On August 1, 2022, our Board of Directors authorized a new Share Repurchase Program (2022 Second Repurchase Program) of our common stock, with no expiration date. Pursuant to the 2022 Second Repurchase Program, we may repurchase up to $3.0 billion of our outstanding common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act).

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax) as a two-dose, 100 µg primary series in individuals 18 years of age or older. In January 2022, we received full commercial approval for Spikevax as a two-dose, 100 µg primary series to prevent COVID-19 in individuals 18 years of age and older in the United States, and Spikevax is approved or authorized in individuals 18 years and older in more than 80 countries. In addition, we have received authorization from the FDA and global regulators in more than 40 countries for our COVID-19 vaccine as a two-dose 100 µg primary series in adolescents aged 12-17 years and as a two-dose 50 µg primary series in children ages 6 through 11 years old. Additionally, a two-dose, 25 µg primary series of our COVID-19 vaccine is authorized in young children ages 6 months through 5 years old in the United States, Canada, Australia, and other jurisdictions.

The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of our COVID-19 vaccine at the 50 µg dose level for adults ages 18 years and older. In March 2022, the FDA and other health agencies authorized a second booster dose at the 50 µg dose level for adults 50 years and older and adults over 18 years of age with certain kinds of immunocompromise.

Business Highlights and Recent Developments

Moderna COVID-19 Vaccine Clinical Studies

•Omicron-specific booster candidates (mRNA-1273.529/.214/.222): Our Omicron-containing vaccine candidates are being studied to evaluate the immunogenicity, safety and reactogenicity of mRNA-1273.529 and mRNA-1273.214 as a single booster dose in adults aged 18 years and older. mRNA-1273.529 is a vaccine candidate specific to the Omicron variant of concern (BA.1). mRNA-1273.214 is a bivalent candidate that combines our Omicron-specific (BA.1) candidate (mRNA-1273.529) and mRNA-1273. We are also developing a bivalent vaccine candidate (mRNA-1273.222) based upon the BA.4/5 Omicron variant strains and mRNA-1273. mRNA-1273.214 is being evaluated in an ongoing registrational, Phase 2/3 study in the U.S. and a Phase 3 study in the UK. We expect to begin dosing with mRNA-1273.222 in the U.S. Phase 2/3 study soon.

•Based on our June 2022 clinical data, a 50 µg booster dose of mRNA-1273.214 met all pre-specified endpoints including superior neutralizing antibody response (geometric mean ratio) against the Omicron variant one month after administration when compared to the original mRNA-1273 vaccine. The booster dose of mRNA-1273.214 was generally well-tolerated, with side effects comparable to a booster dose of mRNA-1273 at the 50 µg dose level. Additionally, one month after administration in previously vaccinated and boosted participants, a 50 µg booster dose of mRNA-1273.214 elicited potent neutralizing antibody responses against the Omicron subvariants BA.4 and BA.5 in all participants regardless of prior infection. We are working to complete regulatory submissions in the coming weeks requesting to update the composition of our booster vaccine to mRNA-1273.214.

•We are advancing both mRNA-1273.214 and mRNA-1273.222 for fall 2022 based on different market needs for Omicron subvariants. On July 28, 2022, we entered into a supply agreement with the U.S. government for an initial 66 million doses of mRNA-1273.222, with options for the U.S. government to purchase up to an additional 234 million doses. We also have supply agreements with other governments for the supply of mRNA-1273.214 for the fall booster season.

•Beta-specific bivalent booster (mRNA-1273.211): mRNA-1273.211 is a bivalent vaccine candidate that combines our Beta-specific candidate (mRNA-1273.351) and mRNA-1273. Several mutations found in the Beta variant of concern have been persistent in more recent variants of concern, including Omicron. A 50 µg booster dose of mRNA-1273.211 demonstrated superiority compared to a 50 µg booster dose of mRNA-1273 against Beta, Delta and Omicron variants of concern one month after administration. Superiority continued six months after administration for Beta and Omicron variants of concern as well. A 50 µg booster dose of mRNA-1273.211 was generally well tolerated with a reactogenicity profile comparable to a booster dose of mRNA-1273 at the 50 µg dose level.

•Moderna COVID-19 Vaccine for adolescents and children: In adolescents aged 12-17 years, the primary series (two doses of 100 µg) of our COVID-19 vaccine is authorized in more than 40 countries.

In children aged 6-11 years, the primary series (two doses of 50 µg) of our COVID-19 vaccine is authorized in more than 40 countries, including the U.S., the EU, Australia, and Canada.

In children aged 6 months to 5 years, the primary series (two doses of 25 µg) of our COVID-19 vaccine is authorized in the U.S., Canada, Australia, and other jurisdictions.

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

•For the second quarter of 2022, we recognized product sales of $4.5 billion from sales of our COVID-19 vaccine, compared to $4.2 billion in the second quarter of 2021.

Other Business Updates

In June 2022, we entered into an agreement in principle with the United Kingdom government to establish an mRNA Innovation and Technology Center in the United Kingdom. We expect this state-of-the-art mRNA vaccine manufacturing facility to provide access to rapid pandemic response capabilities and our respiratory virus vaccine candidates. Additionally, we plan to expand our presence in the United Kingdom through investments in research and development activities. The UK agreement follows previous agreements entered into with the Government of the Republic of Kenya, the Australian Federal Government and the Government of Canada to establish state-of-the-art mRNA vaccine manufacturing facilities in those countries.

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

In March 2022, an interim analysis of a Phase 2 study of mRNA-1010 identified no significant safety concerns, and the immunogenicity data is consistent with a potential for superiority to standard dose vaccine for influenza A strains (which drives the majority of disease in adults). The interim data is consistent with potential for non-inferiority to standard dose vaccine in influenza B strains (primarily a concern in pediatrics). In June 2022, the first participants were dosed in a Phase 3 safety and immunogenicity study of mRNA-1010. We expect to enroll approximately 6,000 adults in Southern Hemisphere countries. Further, we are preparing for a Phase 3 efficacy study in fall 2022 if needed.

In April, we announced that the Phase 1/2 trial of mRNA-1020 and mRNA-1030 dosed its first participants, and the trial is now fully enrolled. The Phase 1/2 randomized, observer-blind, dose-ranging study will evaluate the safety, reactogenicity and immunogenicity of a single dose of mRNA-1020 or mRNA-1030 in healthy adults 18 years and older in the U.S. mRNA-1020 and mRNA-1030 candidates each include eight mRNAs, targeting both hemagglutinin and neuraminidase at different doses and ratios.

•Respiratory syncytial virus (RSV) vaccine (mRNA-1345): mRNA-1345 is a vaccine against RSV encoding for a prefusion F glycoprotein, which elicits a superior neutralizing antibody response compared to the postfusion state. The Phase 1 study of mRNA-1345 to evaluate the tolerability, reactogenicity and immunogenicity of mRNA-1345 in younger adults, older adults, women of child-bearing age, older adults of Japanese descent and children is ongoing. All cohorts are fully enrolled except the RSV seropositive children cohort, which is ongoing. Phase 1 interim data from the older adult cohort showed that a single mRNA-1345 vaccination at 50 µg, 100 µg or 200 µg boosted neutralizing antibody titers against RSV-A by approximately 14-fold and against RSV-B by approximately 10-fold. The Phase 3 portion of the pivotal global Phase 2/3 study of mRNA-1345 with approximately 34,000 participants is currently enrolling. Additionally, a Phase 3 study to evaluate the safety, tolerability and immunogenicity of mRNA-1345, when given alone or co-administered with a seasonal influenza vaccine, in adults 50 years of age or older is fully enrolled. The FDA has granted Fast Track designation for mRNA-1345 in adults older than 60 years of age.

•Combined COVID and flu vaccine (mRNA-1073): mRNA-1073 is a combination vaccine that encodes for the COVID spike protein and the influenza HA glycoproteins. A Phase 1/2 study comparing mRNA-1073 to co-administered mRNA-1010 and mRNA-1273, and to mRNA-1010 and mRNA-1273 alone is ongoing in approximately 1,050 participants aged 18-75 years, and the trial is fully enrolled.

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

•Nipah vaccine (mRNA-1215): The first participants in a Phase 1 study of mRNA-1215, our vaccine candidate against the Nipah virus (NiV), were dosed in July 2022. The trial is sponsored and funded by the NIAID. mRNA-1215 was co-developed along with the NIH’s Vaccine Research Center, and the Phase 1 clinical testing is focused on pandemic preparedness.

•Propionic acidemia (PA) (mRNA-3927): The Phase 1/2 clinical trial for mRNA-3927, our therapy for the treatment of propionic acidemia, or PA, is ongoing, and the second cohort is fully enrolled. We are enrolling other patients into additional cohorts. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3927 in patients with PA. PA, is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase (PCC). It primarily affects the pediatric population. There is no approved therapy for PA, including no approved enzyme replacement therapy. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927. This is the first development candidate to enter the clinic in our intracellular therapeutics modality.

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

•Glycogen storage disease type 1a (GSD1a) (mRNA-3745): In June 2022, the first participant in the Phase 1 study of our GSD1a therapeutic candidate, mRNA-3745, was dosed. Individuals with GSD1a have a deficiency in glucose-6-phosphatase resulting in pathological blood glucose imbalance. mRNA-3745 is an IV-administered mRNA encoding human G6Pase enzyme, designed to restore the deficient or defective intracellular enzyme activity in patients with GSD1a. The FDA has granted mRNA-3745 Orphan Drug Designation.

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

•Personalized cancer vaccine (mRNA-4157): Our personalized cancer vaccine, or PCV, is currently being evaluated in a Phase 1 and Phase 2 study. The randomized, placebo-controlled Phase 2 study investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA®), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma is fully enrolled (n=150). The primary endpoint of the Phase 2 study is recurrence-free survival at 12 months. The Phase 1 in multiple cohorts is ongoing. Moderna shares worldwide commercial rights to mRNA-4157 with Merck.

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

We have developed seven modalities, which are summarized as follows:
•Prophylactic vaccines: Our prophylactic vaccines modality currently includes 32 development programs, 23 of which have entered into clinical trials. We have ongoing Phase 1 trials for our RSV vaccine in pediatrics (mRNA-1345), flu vaccines (mRNA-1020 and mRNA-1030), combined COVID and flu vaccine (mRNA-1073), hMPV/PIV3 vaccine (mRNA-1653), EBV vaccine (mRNA-1189), HIV vaccines (mRNA-1644 and mRNA-1574) and Nipah vaccine (mRNA-1215). We have an ongoing Phase 2 study for our Zika vaccine (mRNA-1893). We have ongoing Phase 3 studies for our flu vaccine (mRNA-1010), RSV vaccine in older adults (mRNA-1345) and CMV vaccine (mRNA-1647). Our COVID-19 vaccine (mRNA-1273) is described in detail above. Our eight preclinical programs within our prophylactic vaccines modality are for a combined COVID-19, flu and RSV vaccine (mRNA-1230), combined pediatric RSV and hMPV vaccine (mRNA-1365), pan-HCoV vaccine (mRNA-1278), seasonal flu vaccines (mRNA-1011 and mRNA-1012), EBV vaccine to prevent long-term sequelae (mRNA-1195), VZV vaccine (mRNA-1468), and HSV vaccine (mRNA-1608). Three other vaccines as part of public health programs have had positive Phase 1 readouts – H10N8 vaccine (mRNA-1440), H7N9 flu vaccine (mRNA-1851), and Chikungunya vaccine (mRNA-1388) – but are not being further developed without government or other funding.

•Systemic secreted and cell surface therapeutics: We have two systemic secreted and cell surface therapeutics development candidates in our pipeline. Our secreted programs include Relaxin (mRNA-0184) for cardiac disorders and PD-L1 (mRNA-6981) for autoimmune hepatitis, which are currently in preclinical development. We are stopping our IL-2 program (mRNA-6231) after early clinical data and in response to the evolving competitive landscape. We previously announced positive data from our Chikungunya Antibody program (mRNA-1944) within this modality; however, we do not expect to advance our Chikungunya Antibody program without outside funding, and we are not currently pursuing further development of it at this time.

•Cancer vaccines: We are currently developing three programs within our cancer vaccines modality. Our personalized cancer vaccine program (mRNA-4157) is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial and a randomized Phase 2 trial, which is fully enrolled. Our second program within this modality is a KRAS vaccine (mRNA-5671). We have retained all rights to our KRAS vaccine from Merck and we are evaluating next steps for the program. Our third program is our checkpoint vaccine (mRNA-4359), which has received safe to proceed from the FDA.

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

•Localized regenerative therapeutics: Our localized VEGF-A program, AZD8601, which was developed in collaboration with AstraZeneca, has completed a Phase 1a/b trial to describe its safety, tolerability, protein production, and activity in diabetic patients. The study has met its primary objectives of describing safety and tolerability and secondary objectives of demonstrating protein production and changes in blood flow post AZD8601 administration. We believe these data provide clinical proof of mechanism for our mRNA technology outside of the vaccine setting. In 2021, the Phase 2 study met the primary endpoint of safety and tolerability of AZD8601 for the 3 mg dose. In the study of 11 patients, seven were treated with AZD8601 VEGF-A mRNA and four received placebo injections. Numerical trends were observed in endpoints in the heart failure efficacy domains compared with placebo, including increase in left ventricular ejection fraction (LVEF) and patient reported outcomes. In addition, all seven patients treated with AZD8601 had NT-proBNP (a biomarker that measures the level of a hormone that is elevated in patients with heart failure) levels below heart failure limit at 6 months follow-up compared to one of four patients treated with placebo. After a portfolio review, AstraZeneca has returned the rights to AZD8601 to us. We are evaluating next steps for the program.

•Systemic intracellular therapeutics: We have five systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address propionic acidemia, or PA (mRNA-3927), methylmalonic acidemia (MMA) (mRNA-3705), glycogen storage disorder type 1a (GSD1a) (mRNA-3745), phenylketonuria (PKU) (mRNA-3283), and Crigler-Najjar Syndrome Type 1 (CN-1) (mRNA-3351). We have ongoing Phase 1 clinical trials for PA (mRNA-3927), MMA (mRNA-3705) and GSD1a (mRNA-3745). PKU (mRNA-3283) and CN-1 (mRNA-3351) are currently in preclinical development. We have entered into a collaboration agreement with the Institute for Life Changing Medicines (ILCM) to license mRNA-3351 to ILCM with no upfront fees, and without any downstream payments. ILCM will be responsible for the clinical development of mRNA-3351.

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

Financial Operations Overview

Revenue

The following table summarizes revenue for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$4,531	$4,197	$10,456	$5,930
Grant revenue	183	139	309	333
Collaboration revenue	35	18	50	28
Total revenue	$4,749	$4,354	$10,815	$6,291

For the three months ended June 30, 2022, we recognized $4.5 billion of product sales from our COVID-19 vaccine, of which $1.5 billion was generated in the United States and $3.1 billion was generated from Europe and the rest of the world. For the three months ended June 30, 2021, we recognized $4.2 billion of product sales from our COVID-19 vaccine, of which $2.1 billion was generated in the United States and $2.1 billion was generated from Europe and the rest of the world.

For the six months ended June 30, 2022, we recognized $10.5 billion of product sales from our COVID-19 vaccine, of which $2.4 billion was generated in the United States and $8.1 billion was generated from Europe and the rest of the world. For the six months ended June 30, 2021, we recognized $5.9 billion of product sales from our COVID-19 vaccine, of which $3.4 billion was generated in the United States and $2.5 billion was generated from Europe and the rest of the world.

As of June 30, 2022, we had deferred revenue of $4.3 billion associated with customer deposits received or billable under supply agreements for delivery of our COVID-19 vaccine into 2023. Based upon currently signed supply agreements for delivery of our COVID-19 vaccine in 2022, we expect that our COVID-19 vaccine product sales will be generally consistent in the second half of 2022, as compared to the first half of the year. We also anticipate that product sales will be greater in the fourth quarter of 2022 than the third quarter of 2022, driven by the expected timing of potential marketing authorizations of our COVID-19 bivalent booster candidates.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Grant revenue was comprised as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant revenue:
BARDA (1)	$179	$134	$301	$326
Other	4	5	8	7
Total grant revenue	$183	$139	$309	$333
_______
(1) For the three months ended June 30, 2022, $175 million of BARDA grant revenue was related to our mRNA-1273 program and $4 million was related to our Zika vaccine program. For the six months ended June 30, 2022, $295 million of BARDA grant revenue was related to our mRNA-1273 program and $6 million was related to our Zika vaccine program.

Collaboration revenue from our strategic alliances was comprised as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue:
AstraZeneca	$4	$4	$4	$4
Merck	5	4	15	4
Vertex	25	9	29	18
Other	1	1	2	2
Total collaboration revenue	$35	$18	$50	$28

We expect to continue to receive funding from our contract with BARDA. As of June 30, 2022, the remaining available funding, net of revenue earned under our agreement with BARDA for the development of our mRNA-1273 vaccine was $203 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the future product demand, the development of our mRNA medicines and other factors.

Research and development expenses

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Program expenses by modality:
Prophylactic vaccines	$336	$241	$526	$489
Systemic secreted and cell surface therapeutics	2	1	3	2
Cancer vaccines	2	7	5	24
Intratumoral immuno-oncology	6	7	12	13
Systemic intracellular therapeutics	9	6	13	11
Inhaled pulmonary therapeutics (1)	3	—	5	—
Total program-specific expenses by modality (2)	$358	$262	$564	$539
Other research and development expenses:
Discovery programs	41	15	71	28
Platform research	31	27	65	52
Technical development and unallocated manufacturing expenses	195	53	329	86
Shared discovery and development expenses	66	49	196	88
Stock-based compensation	19	15	39	29
Total research and development expenses	$710	$421	$1,264	$822
__________
(1)Inhaled pulmonary therapeutics modality was added in the fourth quarter of 2021.
(2)Includes a total of 43 and 30 development candidates at June 30, 2022 and 2021, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

A “modality” refers to a group of programs with common product features and the associated combination of enabling mRNA technologies, delivery technologies, and manufacturing processes. The program-specific expenses by modality summarized in the table above include expenses we directly attribute to our programs, which consist primarily of external costs, such as fees paid to outside consultants, central laboratories, investigative sites, and contract research organizations (CROs) in connection with our preclinical studies and clinical trials, contract manufacturing organizations, and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables. Costs to acquire and manufacture pre-launch inventory, mRNA supply for preclinical studies and clinical trials are recognized and included in unallocated manufacturing expenses when incurred, and subsequently allocated to program-specific manufacturing costs after completion of the program-specific production. The timing of allocating manufacturing costs to the specific program varies depending on the program development and production schedule. We generally do not allocate personnel-related costs, including stock-based compensation, costs associated with our general platform research, technical development, and other shared costs on a program-specific basis. These costs were therefore excluded from the summary of program-specific expenses by modality.

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
As we continue to pursue our indication expansion of mRNA-1273, and continue to develop variant-specific COVID-19 vaccine candidates and our next-generation COVID-19 vaccine candidate, we expect to continue to incur significant additional expenses. In connection with the BARDA agreement to accelerate development of mRNA-1273, grant revenue and expenses within the committed funding scope are expected to continue in 2022. BARDA’s funding is expected to offset those expenses that are covered under the BARDA agreement, subject to our obtaining reimbursement from BARDA. As of June 30, 2022, the remaining available funding, net of revenue earned was $203 million.

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

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2022 compared to those disclosed in our 2021 Form 10-K.

Results of operations

The following table summarizes our condensed consolidated statements of income for each period presented (in millions):

	Three Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%
Revenue:
Product revenue	$4,531	$4,197	$334	8%
Grant revenue	183	139	44	32%
Collaboration revenue	35	18	17	94%
Total revenue	4,749	4,354	395	9%
Operating Expenses:
Cost of sales	1,381	750	631	84%
Research and development	710	421	289	69%
Selling, general and administrative	211	121	90	74%
Total operating expenses	2,302	1,292	1,010	78%
Income from operations	2,447	3,062	(615)	(20)%
Interest income	40	3	37	1,233%
Other expense, net	(13)	(2)	(11)	550%
Income before income taxes	2,474	3,063	(589)	(19)%
Provision for income taxes	277	283	(6)	(2)%
Net income	$2,197	$2,780	$(583)	(21)%

	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%
Revenue:
Product revenue	$10,456	$5,930	$4,526	76%
Grant revenue	309	333	(24)	(7)%
Collaboration revenue	50	28	22	79%
Total revenue	10,815	6,291	4,524	72%
Operating Expenses:
Cost of sales	2,398	943	1,455	154%
Research and development	1,264	822	442	54%
Selling, general and administrative	479	198	281	142%
Total operating expenses	4,141	1,963	2,178	111%
Income from operations	6,674	4,328	2,346	54%
Interest income	55	7	48	686%
Other expense, net	(26)	(12)	(14)	117%
Income before income taxes	6,703	4,323	2,380	55%
Provision for income taxes	849	322	527	164%
Net income	$5,854	$4,001	$1,853	46%

Revenue

Total revenue increased by $395 million, or 9%, for the three months ended June 30, 2022, compared to the same period in 2021, mainly due to an increase in product sales from sales of our COVID-19 vaccine. Product revenue increased by $334 million, or 8%, for the three months ended June 30, 2022, compared to the same period in 2021, largely driven by a higher average selling price due to favorable customer mix. Grant revenue increased by $44 million, or 32%, for the three months ended June 30, 2022, compared to the same period in 2021, primarily driven by an increase in revenue from BARDA related to our mRNA-1273 vaccine development.

Total revenue increased by $4.5 billion, or 72%, for the six months ended June 30, 2022, compared to the same period in 2021, mainly due to an increase in product sales from sales of our COVID-19 vaccine. Product revenue increased by $4.5 billion, or 76%, for the six months ended June 30, 2022, compared to the same period in 2021, largely driven by our manufacturing capacity ramp-up. Grant revenue decreased by $24 million, or 7%, for the six months ended June 30, 2022, compared to the same period in 2021, primarily driven by a decrease in revenue from BARDA related to our mRNA-1273 vaccine development.

Operating expenses

Cost of sales

Cost of sales for the three months ended June 30, 2022 was $1.4 billion, including third-party royalties of $157 million. Cost of sales for the three months ended June 30, 2022 increased by $631 million, or 84%, compared to the same period in 2021. Cost of sales as a percentage of product sales for the three months ended June 30, 2022 was 30%, compared to 18% for the same period in 2021. These increases were primarily attributable to write-downs for excess and obsolete inventory related to our COVID-19 vaccine, losses on firm purchase commitments of raw materials, and unutilized manufacturing capacity driven by a shift in product demand.

Cost of sales for the six months ended June 30, 2022 was $2.4 billion, including third-party royalties of $364 million. Cost of sales for the six months ended June 30, 2022 increased by $1.5 billion, or 154%, compared to the same period in 2021, primarily due to higher sales volume, as well as inventory write-downs and losses on firm purchase commitments of raw materials. Cost of sales as a percentage of product sales for the six months ended June 30, 2022 was 23%, compared to 16% for the same period in 2021. The increase was mainly due to write-downs for excess and obsolete inventory related to our COVID-19 vaccine and losses on firm purchase commitments of raw materials, and to a lesser extent, unutilized manufacturing capacity, and the lack of the pre-launch inventory benefit that positively impacted the first quarter of 2021. If inventory sold for the six months ended June 30, 2021 was valued at cost, our cost of sales for the period would have been $1.1 billion, or 19%, of our product sales.

We expect our manufacturing costs to increase as we move from a pandemic to a seasonal market environment for our COVID-19 vaccine. We expect that this shift will cause our cost of sales for the full year of 2022 to represent a higher percentage of our product sales than the percentage experienced in 2021.

Research and development expenses

Research and development expenses increased by $289 million, or 69%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases in clinical trial expenses of $162 million, personnel-related costs of $57 million, and consulting and outside services of $39 million.

Research and development expenses increased by $442 million, or 54%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases in clinical trial expenses of $200 million, personnel-related costs of $96 million, consulting and outside services of $62 million, technology and facility-related costs of $32 million, and manufacturing costs for clinical trial materials of $27 million. These increases for the three and six month periods in 2022 were largely driven by increased clinical development, particularly our COVID-19 vaccine and RSV programs, and headcount.

We expect that research and development expenses will increase in 2022 as we continue to progress our indication expansion of mRNA-1273, and continue to develop our pipeline and advance our product candidates into later-stage development, in particular our RSV, flu and CMV vaccine programs. In addition, we also expect to incur significant costs related to the development of variant-specific COVID-19 candidates and our next-generation COVID-19 vaccine candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $90 million, or 74%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was mainly due to an increase in distributor fees and marketing expenses of $31 million and an increase in personnel-related costs of $27 million. These increases for the three month period in 2022 were primarily driven by our COVID-19 vaccine commercialization-related activities and increased headcount.

Selling, general and administrative expenses increased by $281 million, or 142%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was mainly due to an increase in distributor fees of $66 million, an increase in personnel-related costs of $58 million, an endowment to the Moderna Charitable Foundation (the Foundation) of $50 million, an increase in consulting and outside services of $37 million, and an increase in marketing expenses of $27 million. These increases for the six month period in 2022 were primarily driven by our COVID-19 vaccine commercialization-related activities, increased headcount, and the launch of the Foundation.

We expect that selling, general and administrative expenses will increase in 2022, as we continue to build out our global commercial, regulatory, sales and marketing infrastructure to support the commercialization of our COVID-19 vaccine, and continue to expand the number of programs and our business operations.

Interest income

Interest income increased by $37 million for the three months ended June 30, 2022, compared to the same period in 2021. Interest income increased by $48 million for the six months ended June 30, 2022, compared to the same period in 2021. The increases in interest income from our investments in marketable securities for the three and six month periods in 2022 were mainly driven by increased investment balances and an overall higher interest rate environment.

Other expense, net

The following table summarizes other expense, net for each period presented (in millions):

	Three Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%
(Loss) gain on investments	$(8)	$2	$(10)	(500)%
Interest expense	(5)	(5)	—	—%
Other income, net	—	1	(1)	(100)%
Total other expense, net	$(13)	$(2)	$(11)	550%

	Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%
(Loss) gain on investments	$(14)	$2	$(16)	(800)%
Interest expense	(11)	(8)	(3)	38%
Other expense, net	(1)	(6)	5	(83)%
Total other expense, net	$(26)	$(12)	$(14)	117%

Total other expense, net increased by $11 million for the three months ended June 30, 2022, compared to the same period in 2021. Total other expense, net increased by $14 million for the six months ended June 30, 2022, compared to the same period in 2021. The increases in other expense, net for the three and six month periods in 2022 were primarily due to realized losses on available-for-sale debt securities. Our interest expense is primarily related to our finance leases. Please refer to Note 11 to our condensed consolidated financial statements.

Income taxes

Provision for income taxes decreased by $6 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to a decrease in pre-tax income, partially offset by a higher effective tax rate. Provision for income taxes increased by $527 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in pre-tax income and a higher effective tax rate. The increase in effective tax rate for the three and six months ended June 30, 2022 was mainly due to the tax benefit recorded in 2021 related to the release of the valuation allowance on the majority of our deferred tax assets, as well as a decrease in excess windfall benefits from stock-based compensation, partially offset by an increase in foreign derived intangible income benefit in 2022. We expect that our effective tax rate will increase for the full year 2022 compared to 2021, mainly driven by the release of the valuation allowance on the majority of the deferred tax assets in 2021.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital for each period presented (in millions):

	June 30,	December 31,
	2022	2021
Financial assets:
Cash and cash equivalents	$2,873	$6,848
Investments	5,024	3,879
Investments, non-current	10,162	6,843
Total	$18,059	$17,570

Working capital:
Current assets	$13,563	$16,071
Current liabilities	6,812	9,128
Total	$6,751	$6,943

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of June 30, 2022 increased by $489 million, or 3%, compared to December 31, 2021. During the six months ended June 30, 2022, we generated cash from operations of $3.1 billion, partially offset by repurchases of our common stock of $1.9 billion, purchases of property and equipment of $219 million, and unrealized losses on available-for-sale debt securities of $326 million.

Working capital, which is current assets less current liabilities, as of June 30, 2022 decreased by $192 million, or 3%, compared to December 31, 2021, primarily due to a decrease in deferred revenue of $2.2 billion, mainly driven by revenue recognized from deferred revenue in excess of customer deposits received, and a decrease in income taxes payable of $527 million. This was offset by a decrease in cash, cash equivalents and short-term investments of $2.8 billion, primarily due to purchases of long-term marketable securities, repurchases of our common stock, and income tax payments.

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$3,067	$7,034
Investing activities	(5,073)	(4,058)
Financing activities	(1,969)	2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,975)	$2,978

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

Beginning in the third quarter of 2020, we entered into supply agreements with the U.S. Government, other international governments, and Gavi for the supply of our COVID-19 vaccine and received upfront deposits. As of June 30, 2022, we had $4.3 billion in deferred revenue related to customer deposits received or billable. In addition, we expect to continue to receive funding from our contract with BARDA related to our mRNA-1273 program. As of June 30, 2022, the remaining available funding from BARDA, net of revenue earned was $203 million.

Net cash provided by operating activities for the six months ended June 30, 2022 was $3.1 billion and consisted of net income of $5.9 billion and non-cash adjustments of $83 million, partially offset by a net change in assets and liabilities of $2.7 billion. Non-cash items primarily included deferred income taxes of $376 million, depreciation and amortization of $155 million, and stock-based compensation of $94 million. The net change in assets and liabilities was mainly due to a decrease in deferred revenue of $2.4 billion, a decrease in income taxes payable of $527 million, an increase in inventory of $480 million, and an increase in prepaid expenses and other assets of $324 million, partially offset by a decrease in accounts receivable of $484 million, an increase in accrued liabilities of $305 million, and an increase in other liabilities of $263 million.

Net cash provided by operating activities decreased by $4.0 billion, or 56%, during the six months ended June 30, 2022, compared to the same period in 2021, primarily attributable to revenue recognized from deferred revenue in excess of customer deposits received and increased income tax payments, partially offset by increased product sales and higher collection of receivables.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for leasehold improvements, manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the six months ended June 30, 2022 was $5.1 billion, which primarily included purchases of marketable securities of $8.7 billion and purchases of property and equipment of $219 million, partially offset by proceeds from sales of marketable securities of $2.5 billion and proceeds from maturities of marketable securities of $1.4 billion.

Net cash used in investing activities increased by $1.0 billion, or 25%, during the six months ended June 30, 2022, compared to the same period in 2021, primarily reflecting timing differences related to purchases, sales, and maturities of marketable debt securities and changes in our investment portfolio mix.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2022 was $2.0 billion, primarily due to repurchase of common stock of $1.9 billion.

Net cash used in financing activities increased by $2.0 billion during the six months ended June 30, 2022, compared to the same period in 2021, mainly due to repurchase of common stock.

Operation and funding requirements

Our principal sources of funding as of June 30, 2022 consisted of cash and cash equivalents, investments, and cash we expect to generate from operations. We generated net income of $12.2 billion for the year ended 2021, following the authorization of our first commercial product in December 2020. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. We have retained earnings of $15.8 billion as of June 30, 2022.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, meet capital expenditure needs, and fund our share repurchase program (refer to Note 13 to our condensed consolidated financial statements). We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on our COVID-19 vaccine, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2, and buildout of global commercial, regulatory, sales and marketing infrastructure to support the commercialization of our COVID-19 vaccine will require significant cash outflows during 2022, most of which may not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we have substantial facility, lease and purchase obligations (refer to Note 11 and Note 12 to our condensed consolidated financial statements). We have entered into certain collaboration and licensing agreements with third parties that include the funding of certain research and development activities and potential future milestone and royalty payments by us.

We believe that our cash, cash equivalents, and investments as of June 30, 2022, together with cash expected to be generated from operations, will be sufficient to enable us to fund our projected operations, capital expenditures and stock repurchases through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Contractual Obligations

As of June 30, 2022, other than disclosed within Note 11 and Note 12 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and six months ended June 30, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including the intellectual property litigation described below. Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property,” and “Risks related to the manufacturing of our commercial products, development candidates, investigational medicines and our future pipeline.”

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

Proceedings Related to Patents Owned by Alnylam

On March 17, 2022 and July 12, 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed complaints against Moderna in the U.S. District Court for the District of Delaware asserting that Moderna’s manufacture, use, offer to sell, or sales within the United States (as well as import into the United States) of its COVID-19 vaccine, or active inducement of the same, infringes U.S. Patent No. 11,246,933, which issued on February 15, 2022, and concerns cationic lipids, and U.S. Patent No. 11,382,979, which issued on July 12, 2022 and concerns lipid nanoparticles. The actions are Alnylam Pharmaceuticals, Inc. v. Moderna, Inc. et al., Case No. 1:22-cv-00335-CFC (D. Del.) and Alnylam Pharmaceuticals, Inc. v. Moderna, Inc. et al., Case No. 1:22-cv-00925-CFC (D. Del.). Alnylam is not seeking to prevent or stop the marketing or sales of Moderna's COVID-19 vaccine. The complaints seek a judgment of infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys’ fees.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2021 Form 10-K other than those set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and filed with the SEC on May 4, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - April 30, 2022	2,491,413	$155.34	5,702,838	$2,133
May 1 - May 31, 2022	3,459,344	$137.64	9,162,182	$1,657
June 1 - June 30, 2022	3,221,557	$135.03	12,383,739	$1,222
Total	9,172,314
_______
(1) Average price paid per share includes related expenses.

Refer to Note 13 to condensed consolidated financial statements for information regarding our share repurchase programs.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1*#	Amended and Restated Non-Employee Director Compensation Policy, effective April 28, 2022.
10.2#
Updated Executive Retirement and Strategic Consulting Agreement, dated May 27, 2022, between ModernaTX, Inc. and David Meline (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 1, 2022).

10.3#
Executive Separation Agreement and Release, dated May 13, 2022, between Moderna TX, Inc. and Jorge Gomez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 13, 2022).

10.4*†	Amendment No. 13 to Agreement No. HHSO100201600029C, by and between ModernaTX, Inc. and the Biomedical Advanced Research and Development Authority, dated as of March 23, 2022.
10.5†
Amendment Nos. P00022 and P00023 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).

10.6*†	Amendment No. P00024 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
August 3, 2022
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ David W. Meline
August 3, 2022
David W. Meline
Chief Financial Officer
(Principal Financial Officer)