Form 10-Q
period 2022-09-30
Moderna, Inc.
filed 2022-11-03
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of October 31, 2022, there were 384,180,469 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains express or implied forward-looking statements. All statements other than those of historical facts contained in this Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our activities with respect to our COVID-19 vaccines, and our plans and expectations regarding future generations of our COVID-19 vaccines, including boosters, that we may develop in response to variants of the SARS-CoV-2 virus, ongoing clinical development, manufacturing and supply, pricing, commercialization, regulatory matters (including dosage for vaccines and authorization or approval for boosters), demand for COVID-19 vaccines, and third-party and governmental arrangements and potential arrangements;

•timing of product sales of our Omicron-targeting bivalent booster vaccines against COVID-19;

•our ability to contract with third-party suppliers, distributors and manufacturers and their ability to perform adequately, particularly with respect to the timely production, release and delivery of our COVID-19 vaccines, including variant-specific booster vaccines;

•our ability and the ability of third parties with whom we contract to successfully manufacture our commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;
•internal and external costs associated with manufacturing for our products, including our COVID-19 vaccines, as well as costs associated with winding down or terminating relationships or agreements with third-party manufacturers or suppliers in connection with the production of our COVID-19 vaccines;

•the scope of protection we are able to establish and maintain for intellectual property rights covering our commercial products, investigational medicines and technology;
•the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

•the direct or indirect impact of COVID-19 or any future large-scale adverse health event, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of COVID-19, and our ability to execute business continuity plans to address disruptions caused by COVID-19 or any future large-scale adverse health event;

•our anticipated next steps for our development candidates and investigational medicines that may be slowed down due to the impact of COVID-19, including our resources being significantly diverted towards our COVID-19 vaccine efforts;

•our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop development candidates and investigational medicines, including by applying learnings from one program to our other programs and from one modality to our other modalities;

•our ability to obtain and maintain regulatory approval of our investigational medicines;

•our ability to commercialize our COVID-19 vaccines and any other products, if approved;

•the pricing and reimbursement of our medicines, if approved;

•the implementation of our business model, and strategic plans for our business, investigational medicines, and technology;

•estimates of our future expenses, revenues and capital requirements;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,027	$6,848
Investments	5,321	3,879
Accounts receivable	2,695	3,175
Inventory	2,077	1,441
Prepaid expenses and other current assets	1,177	728
Total current assets	14,297	16,071
Investments, non-current	8,655	6,843
Property and equipment, net	2,019	1,241
Right-of-use assets, operating leases	113	142
Restricted cash, non-current	14	12
Deferred tax assets	920	326
Other non-current assets	38	34
Total assets	$26,056	$24,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$330	$302
Accrued liabilities	1,856	1,472
Deferred revenue	4,002	6,253
Income taxes payable	66	876
Other current liabilities	553	225
Total current liabilities	6,807	9,128
Deferred revenue, non-current	175	615
Operating lease liabilities, non-current	79	106
Financing lease liabilities, non-current	922	599
Other non-current liabilities	81	76
Total liabilities	8,064	10,524
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of September 30, 2022 and December 31, 2021; 387 and 403 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,488	4,211
Accumulated other comprehensive loss	(351)	(24)
Retained earnings	16,855	9,958
Total stockholders’ equity	17,992	14,145
Total liabilities and stockholders’ equity	$26,056	$24,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$3,120	$4,810	$13,576	$10,740
Grant revenue	144	140	453	473
Collaboration revenue	100	19	150	47
Total revenue	3,364	4,969	14,179	11,260
Operating expenses:
Cost of sales	1,100	722	3,498	1,665
Research and development	820	521	2,084	1,343
Selling, general and administrative	278	168	757	366
Total operating expenses	2,198	1,411	6,339	3,374
Income from operations	1,166	3,558	7,840	7,886
Interest income	58	4	113	11
Other expense, net	(7)	(10)	(33)	(22)
Income before income taxes	1,217	3,552	7,920	7,875
Provision for income taxes	174	219	1,023	541
Net income	$1,043	$3,333	$6,897	$7,334

Earnings per share:
Basic	$2.67	$8.27	$17.41	$18.25
Diluted	$2.53	$7.70	$16.46	$17.00

Weighted average common shares used in calculation of earnings per share:
Basic	390	404	396	402
Diluted	412	434	419	431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,043	$3,333	$6,897	$7,334
Other comprehensive (loss) income, net of tax:
Available-for-sales securities:
Unrealized losses on available-for-sale debt securities	(126)	(3)	(384)	(10)
Less: net realized losses (gains) on available-for-sale securities reclassified in net income	3	(1)	18	(2)
Net decrease from available-for-sale debt securities	(123)	(4)	(366)	(12)
Cash flow hedges:
Unrealized gains on derivative instruments	62	30	133	51
Less: net realized (gains) on derivative instruments reclassified in net income	(50)	(11)	(94)	(11)
Net increase from derivatives designated as hedging instruments	12	19	39	40
Total other comprehensive (loss) income	(111)	15	(327)	28
Comprehensive income	$932	$3,348	$6,570	$7,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	392	$—	$2,413	$(240)	$15,812	$17,985
Vesting of restricted common stock units	1	—	—	—	—	—
Exercise of options to purchase common stock	1	—	11	—	—	11
Stock-based compensation	—	—	70	—	—	70
Other comprehensive loss, net of tax	—	—	—	(111)	—	(111)
Repurchase of common stock	(7)	—	(1,006)	—	—	(1,006)
Net income	—	—	—	—	1,043	1,043
Balance at September 30, 2022	387	$—	$1,488	$(351)	$16,855	$17,992

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	403	$—	$4,931	$16	$1,757	$6,704
Exercise of options to purchase common stock	2	—	32	—	—	32
Stock-based compensation	—	—	40	—	—	40
Other comprehensive income, net of tax	—	—	—	15	—	15
Net income	—	—	—	—	3,333	3,333
Balance at September 30, 2021	405	$—	$5,003	$31	$5,090	$10,124

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	403	$—	$4,211	$(24)	$9,958	$14,145
Vesting of restricted common stock units	1	—	—	—	—	—
Exercise of options to purchase common stock	3	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	—	—	9	—	—	9
Stock-based compensation	—	—	164	—	—	164
Other comprehensive loss, net of tax	—	—	—	(327)	—	(327)
Repurchase of common stock	(20)	—	(2,927)	—	—	(2,927)
Net income	—	—	—	—	6,897	6,897
Balance at September 30, 2022	387	$—	$1,488	$(351)	$16,855	$17,992

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	399	$—	$4,802	$3	$(2,244)	$2,561
Exercise of options to purchase common stock	6	—	91	—	—	91
Purchase of common stock under employee stock purchase plan	—	—	5	—	—	5
Stock-based compensation	—	—	105	—	—	105
Other comprehensive income, net of tax	—	—	—	28	—	28
Net income	—	—	—	—	7,334	7,334
Balance at September 30, 2021	405	$—	$5,003	$31	$5,090	$10,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$6,897	$7,334
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	164	105
Depreciation and amortization	268	154
Amortization/accretion of investments	35	33
Deferred income taxes	(473)	(89)
Other non-cash items	36	—
Changes in assets and liabilities:
Accounts receivable	480	(1,751)
Prepaid expenses and other assets	(669)	(186)
Inventory	(636)	(918)
Right-of-use assets, operating leases	29	(25)
Accounts payable	89	26
Accrued liabilities	354	600
Deferred revenue	(2,691)	4,431
Income taxes payable	(810)	565
Operating lease liabilities	(27)	8
Other liabilities	273	23
Net cash provided by operating activities	3,319	10,310
Investing activities
Purchases of marketable securities	(8,925)	(10,279)
Proceeds from maturities of marketable securities	2,222	1,075
Proceeds from sales of marketable securities	2,918	1,983
Purchases of property and equipment	(308)	(164)
Investment in convertible notes	(35)	—
Net cash used in investing activities	(4,128)	(7,385)
Financing activities
Proceeds from issuance of common stock through equity plans	40	96
Repurchase of common stock	(2,927)	—
Changes in financing lease liabilities	(123)	(96)
Net cash used in financing activities	(3,010)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,819)	2,925
Cash, cash equivalents and restricted cash, beginning of year	6,860	2,636
Cash, cash equivalents and restricted cash, end of period	$3,041	$5,561
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$80	$66
Right-of-use assets obtained through finance lease modifications and reassessments	$—	$364
Right-of-use assets obtained in exchange for financing lease liabilities	$781	$126

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax®) as a two-dose, 100 µg primary series in individuals 18 years of age or older. In January 2022, we received full commercial approval for Spikevax as a two-dose, 100 µg primary series to prevent COVID-19 in individuals 18 years of age and older in the United States. Spikevax is approved or authorized in individuals 18 years and older in more than 70 countries. In addition, Spikevax is authorized by the FDA and global regulators in more than 50 countries as a two-dose, 100 µg primary series in adolescents aged 12 to 17 years old and as a two-dose, 50 µg primary series in children ages 6 to 11 years old. Additionally, a two-dose, 25 µg primary series of Spikevax is authorized in young children aged 6 months to 5 years old in the United States, Canada, Australia, and other jurisdictions.

The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of Spikevax at the 50 µg dose level for adults ages 18 years and older. The FDA and other health agencies have also authorized a second booster dose at the 50 µg dose level for adults 50 years and older and adults 18 years of age and older with certain kinds of immunocompromise.

On August 15, 2022, we received the first authorization for our BA.1 Omicron-targeting bivalent COVID-19 booster vaccine (Spikevax Bivalent Original/Omicron, mRNA-1273.214) from the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom, given as a 50 µg booster dose for individuals 18 years of age and older who have received either a primary series or an initial booster of any of the authorized or approved COVID-19 vaccines. The EMA in the European Union provided a similar authorization for mRNA-1273.214 as a booster vaccine for individuals 12 years and older on September 2, 2022. During the third quarter of 2022, we received authorizations for mRNA-1273.214 as a booster vaccine in the United Kingdom, the European Union, Japan, Australia, Canada, and Switzerland.

On August 31, 2022, we received an EUA from the FDA for our BA.4/BA.5 Omicron-targeting bivalent COVID-19 booster vaccine (mRNA-1273.222), given as a 50 µg booster dose for individuals 18 years of age and older who have received either a primary series or an initial booster of any of the authorized or approved COVID-19 vaccines. On October 12, 2022, we received an EUA from the FDA for mRNA-1273.222 as a 50 µg booster dose for adolescents 12 to 17 years old and as a 25 µg booster dose for children 6 to 11 years old, each following a completed primary series of any authorized COVID-19 vaccine or a previous booster. The EMA in the European Union, the MHRA in the United Kingdom and other countries worldwide have provided similar authorizations for mRNA-1273.222.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those described in our 2021 Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income/loss for the period. Other comprehensive income/loss consists of unrealized gains/losses on our investments and derivatives designated as hedging instruments. Total comprehensive income for all periods presented has been disclosed in the condensed consolidated statements of comprehensive income.

The components of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were as follows (in millions):

	Unrealized Loss on Available-for-Sale Debt Securities	Net Unrealized Gains on Derivatives Designated As Hedging Instruments	Total
Accumulated other comprehensive loss, balance at December 31, 2021	$(40)	$16	$(24)
Other comprehensive loss	(171)	11	(160)
Accumulated other comprehensive loss, balance at March 31, 2022	(211)	27	(184)
Other comprehensive loss	(72)	16	(56)
Accumulated other comprehensive loss, balance at June 30, 2022	(283)	43	(240)
Other comprehensive loss	(123)	12	(111)
Accumulated other comprehensive loss, balance at September 30, 2022	$(406)	$55	$(351)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 30,
	2022	2021
Cash and cash equivalents	$3,027	$5,550
Restricted cash, non-current	14	11
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$3,041	$5,561

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

Product sales by customer geographic location were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$985	$1,197	$3,380	$4,648
Europe	1,045	1,688	4,511	3,028
Rest of world (1)	1,090	1,925	5,685	3,064
Total	$3,120	$4,810	$13,576	$10,740
_______
(1) Includes product sales recognized under the agreement with Gavi, which facilitates the allocation and distribution of our COVID-19 vaccines around the world, particularly for low- and middle-income countries.

As of September 30, 2022, our COVID-19 vaccine (marketed under the brand name Spikevax) and Omicron-targeting bivalent boosters (mRNA-1273.214 and mRNA-1273.222) were our only commercial products authorized for use.

As of September 30, 2022 and December 31, 2021, we had deferred revenue of $4.1 billion and $6.7 billion, respectively, related to customer deposits. We expect $3.9 billion of our deferred revenue related to customer deposits as of September 30, 2022 to be realized in less than one year. Timing of product manufacturing, delivery, and receipt of marketing approval will determine the period in which product sales are recognized.

4. Grant Revenue

In September 2020, we entered into an agreement with the Defense Advanced Research Projects Agency (DARPA) for an award of up to $56 million to fund development of a mobile manufacturing prototype leveraging our existing manufacturing technology that is capable of rapidly producing therapeutics and vaccines. As of September 30, 2022, the committed funding, net of revenue earned was $5 million. An additional $30 million of funding will be available if DARPA exercises additional contract options.

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our vaccine candidate against COVID-19. The agreement was amended in both 2020 and 2021 to provide for additional commitments to support various late-stage clinical development efforts of mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials and pharmacovigilance studies. In March 2022, we entered into a further amendment to the BARDA agreement, increasing the amount of potential reimbursements by $308 million, in connection with costs associated with the clinical development for the adolescent and pediatric studies and the Phase 3 pivotal study. The maximum award from BARDA, inclusive of the 2020, 2021 and 2022 amendments, was approximately $1.7 billion. All contract options have been exercised. As of September 30, 2022, the remaining available funding, net of revenue earned was $67 million.

In September 2016, we received from BARDA an award of up to $126 million, subsequently adjusted to $117 million in 2021, to help fund our Zika vaccine program. In September 2022, the performance period of the grant expired, and BARDA was released of the obligation to fund the remaining $36 million of the award.

In January 2016, we entered a global health project framework agreement with the Bill and Melinda Gates Foundation (Gates Foundation) to advance mRNA-based development projects for various infectious diseases, including human immunodeficiency virus (HIV). As of September 30, 2022, the available funding, net of revenue earned was $7 million, with up to an additional $80 million available if additional follow-on projects are approved.

The following table summarizes grant revenue for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
BARDA	$141	$128	$442	$454
Other grant revenue	3	12	11	19
Total grant revenue	$144	$140	$453	$473

5. Collaboration Agreements

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of September 30, 2022 and December 31, 2021, we had collaboration agreements with AstraZeneca plc (AstraZeneca), Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), and others. Please refer to our 2021 Form 10-K under the heading “Third-Party Strategic Alliances” and Note 5 to our consolidated financial statements for further description of these collaboration agreements.

The following table summarizes our total consolidated revenue from our strategic collaborators for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Collaboration Revenue by Strategic Collaborator:	2022	2021	2022	2021
AstraZeneca	$76	$3	$80	$7
Merck	20	7	35	11
Vertex	4	5	33	23
Other	—	4	2	6
Total collaboration revenue	$100	$19	$150	$47

The following table presents changes in the balances of our receivables and contract liabilities related to our strategic collaboration agreements during the nine months ended September 30, 2022 (in millions):

	December 31, 2021	Additions	Deductions	September 30, 2022
Contract Assets:
Accounts receivable	$9	$287	$(18)	$278
Contract Liabilities:
Deferred revenue	$204	$8	$(135)	$77

As of September 30, 2022, the aggregated amount of the transaction price allocated to performance obligations under our collaboration agreements that are unsatisfied or partially unsatisfied was $99 million.

In the third quarter of 2022, AstraZeneca terminated our collaborations with them, including the development of VEGF-A and IL-12 programs, for which termination will become effective on November 21, 2022. All rights to these two programs will revert to us. As a result of the termination, we recognized the remaining deferred revenue of $76 million as collaboration revenue during the three months ended September 30, 2022.

In September 2022, Merck exercised its option to jointly develop and commercialize PCV mRNA-4157 pursuant to the terms of the PCV Collaboration and License Agreement, as amended and restated (the PCV/SAV Agreement). We concluded that the contractual provisions in the existing arrangement are not sufficiently definitive to identify the rights and obligations of the parties during the Merck Participation Term (as defined in the PCV/SAV Agreement). As such, we recorded a receivable of $250 million and other current liabilities of $250 million on our condensed consolidated financial statements related to Merck's participation election as of September 30, 2022. After receipt of the participation election payment, we and Merck will agree on a joint development plan and budget, and we will reassess the accounting treatment for the participation election payment and the collaboration arrangement at such time.

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

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$3,027	$—	$—	$3,027	$3,027	$—	$—
Available-for-sale:
Certificates of deposit	208	—	—	208	—	208	—
U.S. treasury bills	220	—	(2)	218	—	218	—
U.S. treasury notes	7,826	—	(268)	7,558	—	3,765	3,793
Corporate debt securities	6,124	—	(270)	5,854	—	1,130	4,724
Government debt securities	147	—	(9)	138	—	—	138
Total	$17,552	$—	$(549)	$17,003	$3,027	$5,321	$8,655

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$6,848	$—	$—	$6,848	$6,848	$—	$—
Available-for-sale:
Certificates of deposit	80	—	—	80	—	80	—
U.S. treasury bills	479	—	—	479	—	479	—
U.S. treasury notes	6,595	—	(31)	6,564	—	1,984	4,580
Corporate debt securities	3,508	—	(20)	3,488	—	1,323	2,165
Government debt securities	112	—	(1)	111	—	13	98
Total	$17,622	$—	$(52)	$17,570	$6,848	$3,879	$6,843

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,417	$5,321
Due after one year through five years	9,108	8,655
Total	$14,525	$13,976

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,882	$3,879
Due after one year through five years	6,892	6,843
Total	$10,774	$10,722

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and nine months ended September 30, 2022 and 2021. We did not record any credit-related allowance to available-for-sale securities as of September 30, 2022 and December 31, 2021.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position at September 30, 2022 and December 31, 2021 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2022:
U.S. treasury bills	$(1)	$218	$—	$—	$(1)	$218
U.S. treasury notes	(166)	5,204	(102)	2,353	(268)	7,557
Corporate debt securities	(204)	4,404	(67)	1,200	(271)	5,604
Government debt securities	(2)	46	(7)	93	(9)	139
Total	$(373)	$9,872	$(176)	$3,646	$(549)	$13,518

As of December 31, 2021:
U.S. treasury bills	$—	$329	$—	$—	$—	$329
U.S. treasury notes	(31)	6,332	—	—	(31)	6,332
Corporate debt securities	(20)	2,573	—	1	(20)	2,574
Government debt securities	(1)	112	—	—	(1)	112
Total	$(52)	$9,346	$—	$1	$(52)	$9,347

At September 30, 2022 and December 31, 2021, we held 620 and 384 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in millions):

	Fair value at September 30, 2022	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,937	$1,937	$—
Certificates of deposit	208	—	208
U.S. treasury bills	218	—	218
U.S. treasury notes	7,558	—	7,558
Corporate debt securities	5,854	—	5,854
Government debt securities	138	—	138
Derivative instruments (Note 7)	77	—	77
Total	$15,990	$1,937	$14,053
Liabilities:
Derivative instruments (Note 7)	$6	$—	$6

	Fair value at December 31, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$2,329	$2,329	$—
Certificates of deposit	80	—	80
U.S. treasury bills	479	—	479
U.S. treasury notes	6,564	—	6,564
Corporate debt securities	3,488	—	3,488
Government debt securities	111	—	111
Derivative instruments (Note 7)	21	—	21
Total	$13,072	$2,329	$10,743
Liabilities:
Derivative instruments (Note 7)	$7	$—	$7

As of September 30, 2022 and December 31, 2021, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

In addition, as of September 30, 2022, we had $30 million in equity investments without readily determinable fair values, which are recorded within other non-current assets in our condensed consolidated balance sheets and excluded from the fair value measurement tables above. We did not have equity investments as of December 31, 2021.

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

Cash Flow Hedges

We mitigate the foreign exchange risk arising from the fluctuations in foreign currency denominated product sales in Euro through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that do not exceed 15 months in duration. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our condensed consolidated balance sheets. The gains or losses resulting from changes in the fair value of these hedges are initially recorded as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and subsequently reclassified to product sales in the period during which the hedged transaction affects earnings. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to other expense, net in our condensed consolidated statements of income. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an on-going basis both retrospectively and prospectively. If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded as a component of other expense, net in our condensed consolidated statements of income. As of September 30, 2022, we had net deferred gains of $70 million on our foreign currency forward contracts included in AOCI that are expected to be recognized into product sales within the next 12 months.

Balance Sheet Hedges

We enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily accounts receivable, accounts payable and lease liabilities in Euro, Japanese Yen and Swiss Franc, that are not designated for hedge accounting treatment. Therefore, these forward contracts are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are recorded as a component of other expense, net in our condensed consolidated statements of income. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign currency denominated assets and liabilities, which are also recorded to other expense, net in our condensed consolidated statements of income.

Total gross notional amount and fair value of our foreign currency derivatives were as follows (in millions):

	September 30, 2022
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$789	$68	$1

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	833	9	5
Total derivatives	$1,622	$77	$6

	December 31, 2021
	Notional Amount	Fair Value
		Asset (1)	Liability (2)
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	$565	$20	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,370	1	7
Total derivatives	$1,935	$21	$7
_________
(1) As presented in the condensed consolidated balance sheets within prepaid expenses and other current assets.
(2) As presented in the condensed consolidated balance sheets within other current liabilities.

Gains on our foreign currency derivatives, net of tax recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts	$62	$30	$133	$51

The effect of our foreign currency derivatives in our condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Income Classification	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Foreign currency forward contracts
Net gain reclassified from AOCI into income	Product sales	$50	$11	$94	$11

Derivatives not designated as hedging instruments:
Foreign currency forward contracts
Net realized and unrealized gain (loss)	Other expense, net	$26	$3	$95	$(16)

8. Inventory

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Raw materials	$1,541	$870
Work in progress	366	338
Finished goods	170	233
Total inventory	$2,077	$1,441

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

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, inventory write-downs were $333 million and $1.0 billion, respectively. Inventory write-downs were immaterial for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, losses on firm purchase commitments were $7 million and $349 million, respectively. As of September 30, 2022, the accrued liability for losses on firm future purchase commitments in our condensed consolidated balance sheets was $349 million. There were no such charges in 2021 or accrued liabilities at December 31, 2021.

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

During the second quarter of 2022, we capitalized pre-launch inventory relating to our BA.1 Omicron-targeting booster candidate (mRNA-1273.214). As of June 30, 2022, we had pre-launch inventory of $155 million in our condensed consolidated balance sheets. Subsequent to June 30, 2022, we received authorization for the use of mRNA-1273.214 in several countries and commenced supply of this vaccine to customers.

9. Property and Equipment, Net

Property and equipment, net, as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$239	$175
Leasehold improvements	388	313
Furniture, fixtures and other	18	11
Computer equipment and software	23	16
Internally developed software	8	9
Right-of-use asset, financing (Note 11)	1,585	857
Construction in progress	338	212
Total	2,599	1,593
Less: Accumulated depreciation	(580)	(352)
Property and equipment, net	$2,019	$1,241

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $113 million and $268 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $70 million and $154 million, respectively.

10. Other Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Down payments for materials and supplies	$180	$287
Down payments to manufacturing vendors	169	118
Prepaid services	277	126
Value added tax receivable	21	70
Tenant improvement allowance receivable	51	51
Interest receivable	54	27
Derivative assets	77	21
Prepaid income tax	263	23
Other current assets	85	5
Prepaid expenses and other current assets	$1,177	$728

Accrued Liabilities

Accrued liabilities, as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Clinical trials	$269	$283
Raw materials	246	260
Royalties	106	241
Development operations	96	137
Manufacturing	411	227
Other external goods and services	108	79
Loss on future firm purchase commitments(1)	349	—
Compensation-related	141	126
Other	130	119
Accrued liabilities	$1,856	$1,472
______
(1) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 8).

Other Current Liabilities

Other current liabilities, as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Lease liabilities - financing (Note 11)	$224	$165
Lease liabilities - operating (Note 11)	36	46
Other(1)	293	14
Other current liabilities	$553	$225
______
(1) Includes $250 million related to Merck’s participation election as of September 30, 2022 (Note 5).

Deferred Revenue

The following table summarizes the activities in deferred revenue for the nine months ended September 30, 2022 (in millions):

	December 31, 2021	Additions	Deductions	September 30, 2022
Product sales	$6,658	$2,467	$(5,030)	$4,095
Grant revenue	6	—	(1)	5
Collaboration revenue	204	8	(135)	77
Total deferred revenue	$6,868	$2,475	$(5,166)	$4,177

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

Embedded Leases

We have entered into multiple contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. These leases expire from 2022 through 2026. As of September 30, 2022 and December 31, 2021, we had lease liabilities of $513 million and $166 million, respectively, related to the embedded leases. As of September 30, 2022 and December 31, 2021, we had right-of-use assets of $695 million and $173 million, respectively, related to the embedded leases.

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30,	December 31,
	2022	2021
Assets:
Right-of-use assets, operating, net (1) (2)	$113	$142
Right-of-use assets, financing, net (3) (4)	1,209	665
Total	$1,322	$807

Liabilities:
Current:
Operating lease liabilities (5)	$36	$46
Financing lease liabilities (5)	224	165
Total current lease liabilities	260	211
Non-current:
Operating lease liabilities, non-current	79	106
Financing lease liabilities, non-current	922	599
Total non-current lease liabilities	$1,001	$705
Total	$1,261	$916
_______
(1) These assets are real estate related assets, which include land, office, and laboratory spaces.
(2) Net of accumulated amortization.
(3) These assets are real estate assets related to the MTC leases as well as assets related to contract manufacturing service agreements.
(4) Included in property and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of September 30, 2022, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases (1)
2022	(remainder of the year)	$11	$153
2023		39	136
2024		15	120
2025		16	121
2026		16	101
Thereafter		51	1,111
Total minimum lease payments		148	1,742
Less amounts representing interest or imputed interest		(33)	(596)
Present value of lease liabilities		$115	$1,146
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

Through the three and nine months ended September 30, 2022 and the year ended December 31, 2021, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of September 30, 2022, we had $3.0 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2026. As of September 30, 2022, $349 million of the purchase commitments related to raw materials was recorded as an accrued liability for loss on future firm purchase commitments. As of September 30, 2022, we had $178 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2026. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At September 30, 2022, we had cancelable open purchase orders of $2.9 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at September 30, 2022, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

On June 26, 2017, we entered into sublicense agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc., to sublicense certain patent rights. Pursuant to each agreement, we are required to pay certain license fees, annual maintenance fees, minimum royalties on future net sales and milestone payments contingent on achievement of certain development, regulatory and commercial milestones for specified products, on a product-by-product basis. Commercial milestone payments and royalties based on annual net sales of licensed products for therapeutic and prophylactic products are accounted for as additional expense of the related product sales in the period in which the corresponding sales occur. For the three and nine months ended September 30, 2022, we recognized $106 million and $470 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of income. For the three and nine months ended September 30, 2021, we recognized $168 million and $400 million, respectively, of royalty expenses associated with our product sales, which was recorded to cost of sales in our condensed consolidated statements of income.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones was not deemed probable as of September 30, 2022.

Moderna Science Center

In September 2021, we announced an investment in the MSC in Cambridge, Massachusetts. The MSC is expected to integrate scientific and non-scientific spaces, including our principal executive offices and will be built to support our growth as we continue to advance our pipeline of mRNA medicines. In relation to the investment, we entered into a lease agreement for approximately 462,000 square feet and will undergo an approximately two-year building project. Following the building project, the lease term is 15 years, subject to our right to extend the lease for up to two additional seven-year terms. Pursuant to this lease agreement, we are committed to approximately $1.1 billion non-cancellable rent payments for the initial lease term. We expect to begin the move-in process in 2023.

13. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	$15	$27	$67	$73
Restricted Common Stock (RSUs) and Performance Stock Units (PSUs)	54	12	93	29
Employee Stock Purchase Plan (ESPP)	1	1	4	3
Total	$70	$40	$164	$105

Cost of sales	$10	$1	$31	$13
Research and development	28	25	67	54
Selling, general and administrative	32	14	66	38
Total	$70	$40	$164	$105

As of September 30, 2022, there was $529 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 3.0 years at September 30, 2022.

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

On February 22, 2022, our Board of Directors authorized an additional share repurchase program of our common stock, with no expiration date, for up to $3.0 billion. On August 1, 2022, our Board of Directors authorized an increase of $3.0 billion under the repurchase program for our common stock, with no expiration date (collectively with the February 22, 2022 authorization, the 2022 Repurchase Programs). The timing and actual number of shares repurchased under the 2022 Repurchase Programs will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2022, we repurchased 20 million shares of our common stock under the 2021 and 2022 Repurchase Programs for an aggregate of $2.9 billion, including commissions and fees. As of September 30, 2022, there was a total of $3.2 billion remaining for repurchases of our common stock under the 2022 Repurchase Programs.

14. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$1,217	$3,552	$7,920	$7,875
Provision for income taxes	$174	$219	$1,023	$541
Effective tax rate	14.3%	6.2%	12.9%	6.9%

The effective tax rate for the three and nine months ended September 30, 2022 was lower than the U.S. statutory tax rate, primarily due to the benefit of the foreign derived intangible income deduction (FDII) and a discrete item for excess tax benefits related to stock-based compensation. The increased effective tax rate for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was mainly due to the tax benefit recorded in 2021 related to the release of the valuation allowance on the majority of our deferred tax assets and a decrease in excess windfall benefits from stock-based compensation, partially offset by an increase in the FDII benefit in 2022.

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

Basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 were calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,043	$3,333	$6,897	$7,334
Denominator:
Basic weighted-average common shares outstanding	390	404	396	402
Effect of dilutive securities	22	30	23	29
Diluted weighted-average common shares outstanding	412	434	419	431

Basic EPS	$2.67	$8.27	$17.41	$18.25
Diluted EPS	$2.53	$7.70	$16.46	$17.00

Anti-dilutive potential common shares excluded from the EPS computation above	4	—	3	1

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

On December 18, 2020, we received an Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the emergency use of the Moderna COVID-19 Vaccine (also referred to as mRNA-1273 and marketed under the brand name Spikevax) as a two-dose, 100 µg primary series in individuals 18 years of age or older. In January 2022, we received full commercial approval for Spikevax as a two-dose, 100 µg primary series to prevent COVID-19 in individuals 18 years of age and older in the United States. Spikevax is approved or authorized in individuals 18 years and older in more than 70 countries. In addition, Spikevax is authorized by the FDA and global regulators in more than 50 countries as a two-dose 100 µg primary series in adolescents ages 12 to 17 years old and as a two-dose 50 µg primary series in children ages 6 to 11 years old. Additionally, a two-dose, 25 µg primary series of Spikevax is authorized in young children ages 6 months to 5 years old in the United States, Canada, Australia, and other jurisdictions.

The FDA, European Medicines Agency (EMA), Swissmedic and other health agencies around the world have authorized a booster dose of Spikevax at the 50 µg dose level for adults ages 18 years and older. In March 2022, the FDA and other health agencies authorized a second booster dose at the 50 µg dose level for adults 50 years and older and adults over 18 years of age with certain kinds of immunocompromise.

On August 15, 2022, we received the first authorization for our BA.1 Omicron-targeting bivalent COVID-19 booster vaccine (Spikevax Bivalent Original/Omicron, mRNA-1273.214) from the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom, given as a 50 µg booster dose for individuals 18 years of age and older who have received either a primary series or an initial booster of any of the authorized or approved COVID-19 vaccines. The EMA in the European Union provided a similar authorization for mRNA-1273.214 as a booster vaccine for individuals 12 years and older on September 2, 2022. During the third quarter of 2022, authorizations for mRNA-1273.214 as a booster vaccine were also received in the United Kingdom, the European Union, Japan, Australia, Canada and Switzerland.

On August 31, 2022, we received an EUA from the FDA for our BA.4/BA.5 Omicron-targeting bivalent COVID-19 booster vaccine (mRNA-1273.222), given as a 50 µg booster dose for individuals 18 years of age and older who have received either a primary series or an initial booster of any of the authorized or approved COVID-19 vaccines. On October 12, 2022, we received an EUA from the FDA for mRNA-1273.222 as a 50 µg booster dose for adolescents 12 to 17 years old and as a 25 µg booster dose for children 6 to 11 years old, each following a completed primary series of any authorized COVID-19 vaccine or a previous booster. The EMA in the European Union, the MHRA in the United Kingdom and other countries worldwide have provided similar authorizations for mRNA-1273.222.

Business Highlights and Recent Developments

Moderna COVID-19 Vaccine Clinical Studies

•Omicron-targeting bivalent boosters (mRNA-1273.214/.222): We have received authorization from regulatory agencies around the globe for two different Omicron-targeting bivalent booster vaccines against COVID-19, including in the United States, Australia, Canada, Europe, Japan, Switzerland, South Korea, Taiwan and the UK, with additional regulatory submissions completed worldwide.

•mRNA-1273.214 is a bivalent vaccine targeting the BA.1 Omicron variant, combined with Spikevax. mRNA-1273.222 is a bivalent vaccine targeting the BA.4/BA.5 Omicron variants, combined with Spikevax. Both boosters are administered as a single dose of 50 µg in individuals ages 12 and older, and as a single 25 µg dose in pediatric populations, ages six to 11. mRNA-1273.214 is being studied to evaluate its immunogenicity, safety and reactogenicity as a single booster dose in adults aged 18 years and older. mRNA-1273.214 is being evaluated in an ongoing registrational, Phase 2/3 study in the U.S. and a Phase 3 study in the UK. A Phase 2/3 clinical trial for mRNA-1273.222 is fully enrolled and currently underway, with initial data expected later this year.
•Based on clinical trial data from the Phase 2/3 trial, mRNA-1273.214 met all primary endpoints, including superior neutralizing antibody response against Omicron (BA.1) when compared to the currently authorized 50 µg booster dose of Spikevax (mRNA-1273) in previously uninfected participants. A booster dose of mRNA-1273.214 increased neutralizing geometric mean titers (GMT) against Omicron approximately 8-fold above baseline levels. In addition, mRNA-1273.214 elicited higher neutralizing antibody titers against the Omicron subvariants BA.4 and BA.5 when compared to Spikevax (mRNA-1273) regardless of prior infection status or age, including in those aged 65 and older. mRNA-1273.214 was generally well tolerated, with a reactogenicity and safety profile consistent with the currently authorized booster.

•For the third quarter of 2022, we recognized product sales of $3.1 billion from sales of our COVID-19 vaccines, compared to $4.8 billion in the third quarter of 2021.

Key Updates for our Other Development Candidates

•Seasonal influenza (flu) (mRNA-1010): As part of our influenza vaccine development strategy, we are developing five different influenza vaccines. mRNA-1010 is a single investigational vaccine consisting of four distinct mRNA sequences that encode the A H1N1, H3N2 and influenza B Yamagata and Victoria lineages in our proprietary LNP. mRNA-1011 and mRNA-1012 are investigational vaccines that will include the four WHO-recommended strains and aim to add additional hemagglutinin (HA) antigens (e.g. H3N2, H1N1). mRNA-1020 and mRNA-1030 are investigational vaccines that will aim to add neuraminidase (NA) antigens.

In March 2022, an interim analysis of a Phase 2 study of mRNA-1010 identified no significant safety concerns, and the immunogenicity data is consistent with a potential for superiority to standard dose vaccine for influenza A strains (which drives the majority of disease in adults). The interim data is consistent with potential for non-inferiority to standard dose vaccine in influenza B strains (primarily a concern in pediatrics). A Phase 3 immunogenicity and safety study of mRNA-1010 in the Southern Hemisphere is fully enrolled with approximately 6,000 participants. Initial regulatory feedback supports an accelerated pathway for approval. We also launched a Phase 3 efficacy trial in the Northern Hemisphere, which is ongoing and expected to enroll approximately 23,000 participants.

•Respiratory syncytial virus (RSV) vaccine (mRNA-1345): mRNA-1345 is a vaccine against RSV encoding for a prefusion F glycoprotein, which elicits a superior neutralizing antibody response compared to the postfusion state. The Phase 1 study of mRNA-1345 to evaluate the tolerability, reactogenicity and immunogenicity of mRNA-1345 in younger adults, older adults, women of child-bearing age, older adults of Japanese descent and children is ongoing. All cohorts are fully enrolled. Phase 1 interim data from the older adult cohort showed that a single mRNA-1345 vaccination at 50 µg, 100 µg or 200 µg boosted neutralizing antibody titers against RSV-A by approximately 14-fold and against RSV-B by approximately 10-fold. The pivotal global Phase 3 study of mRNA-1345 with approximately 37,000 participants is currently enrolling. The original 34,000 participants are fully enrolled; 3,000 additional participants were added to the study to assess additional symptoms. Additionally, a Phase 3 study to evaluate the safety, tolerability and immunogenicity of mRNA-1345, when given alone or co-administered with a seasonal influenza vaccine, in adults 50 years of age or older is fully enrolled. The FDA has granted Fast Track designation for mRNA-1345 in adults older than 60 years of age.

•Respiratory combination vaccines (mRNA-1073, mRNA-1230 and mRNA-1045): We are evaluating several respiratory combination vaccines in the clinic. mRNA-1073 is a combination vaccine that encodes for the COVID spike protein and the influenza HA glycoproteins. A Phase 1/2 study comparing mRNA-1073 to co-administered mRNA-1010 and mRNA-1273, and to mRNA-1010 and mRNA-1273 alone is ongoing in approximately 1,050 participants aged 18-75 years, and the trial is fully enrolled. mRNA-1230 is a combination vaccine that encodes for the COVID spike protein, the influenza HA glycoproteins and the RSV prefusion F protein. mRNA-1045 is a combination vaccine that encodes for the influenza HA glycoproteins and the RSV prefusion F protein. A Phase 1/2 study comparing mRNA-1230 and mRNA-1045 to individual respiratory vaccines, mRNA-1010, mRNA-1345 and mRNA-1273.214 is ongoing.

•Propionic acidemia (PA) (mRNA-3927): The Phase 1/2 clinical trial for mRNA-3927, our therapy for the treatment of propionic acidemia, or PA, is ongoing, and the second cohort is fully enrolled. We are enrolling other patients into additional cohorts. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3927 in patients with PA. PA is a rare, life-threatening, inherited metabolic disorder due to a defect in the mitochondrial enzyme propionyl-CoA carboxylase (PCC). It primarily affects the pediatric population. In September 2022, we announced that several critical milestones have been reached in the trial. Over 120 repeated intravenous doses have been administered to ten patients. mRNA-3927 has been well-tolerated at the doses tested to date, and there have been no dose-limiting toxicities, discontinuations due to safety, or drug-related serious adverse safety events. Three of the ten study participants have been dosed with over one year of continuous treatment and all eligible participants have decided to continue with treatment by participating in the Open Label Extension Study. PA is characterized by recurrent life-threatening metabolic decompensation events (MDEs) which are clinical crises that occur when there is a build-up of toxic metabolites. Due to the objective and disease-defining nature of MDEs, regulators have provided initial support for MDE as a clinically meaningful, preferred primary clinical endpoint for development. Based on preliminary data, there was a decrease in the number of MDEs post-mRNA-3927 treatment. The trial will continue with testing the next dose level (0.6 mg/kg IV every two weeks). There is no approved therapy for PA, including no approved enzyme replacement therapy. We have received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA and Orphan Drug Designation from the European Commission for the PA program. The FDA has also granted Fast Track designation to mRNA-3927.

•Methylmalonic acidemia (MMA) (mRNA-3705): The Phase 1/2 clinical trial for mRNA-3705, our therapy for the treatment of methylmalonic acidemia, or MMA, is ongoing and the second cohort has been fully enrolled. The study is enrolling additional cohorts across the UK, Canada and the U.S. The Phase 1/2 study is designed to evaluate the safety and tolerability of mRNA-3705 in patients with MMA. MMA is a rare, life-threatening, inherited metabolic disorder that is primarily caused by a defect in the mitochondrial enzyme methylmalonyl-coenzyme A mutase (MUT). It primarily affects the pediatric population. There is no approved therapy that addresses the underlying disorder, including no approved enzyme replacement therapy, due to the complexity of the protein and its mitochondrial localization.

•Glycogen storage disease type 1a (GSD1a) (mRNA-3745): The Phase 1/2 clinical trial for mRNA-3745, our therapy for the treatment of GSD1a is ongoing. Individuals with GSD1a have a deficiency in glucose-6-phosphatase resulting in pathological blood glucose imbalance. mRNA-3745 is an IV-administered mRNA encoding human G6Pase enzyme, designed to restore the deficient or defective intracellular enzyme activity in patients with GSD1a. In September 2022, we announced that early data on safety and pharmacodynamics for mRNA-3745 have been consistent and encouraging. In two patients, intravenous infusion of mRNA-3745 was well-tolerated to date, and showed extension of fast duration and normalization of glucose during fast. The FDA has granted mRNA-3745 Orphan Drug Designation.

•IL-12 (MEDI1191): In August 2022, AstraZeneca notified us that it was terminating the development of the IL-12 program (MEDI1191) and that they were returning the rights to the program to us. AstraZeneca is continuing to lead the ongoing, open-label multicenter Phase 1 clinical trial of intratumoral injections of MEDI1191 alone and in combination with the checkpoint inhibitor, durvalumab. In April 2022, AstraZeneca presented updated Phase 1 data at the American Association for Cancer Research (AACR) conference. Intratumoral MEDI1191 combined with durvalumab was safe and the combination showed preliminary evidence of clinical benefit, with 29% of patients exhibiting partial responses or stable disease ≥12 weeks as best overall response. We are evaluating the next steps for the program.

•Personalized cancer vaccine (mRNA-4157): Our personalized cancer vaccine (PCV) is currently being evaluated in a Phase 1 and Phase 2 study. The randomized, placebo-controlled Phase 2 study investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA®), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma is fully enrolled (n=150). The primary endpoint of the Phase 2 study is recurrence-free survival. The Phase 1 in multiple cohorts is ongoing. In September 2022, Merck exercised its option to jointly develop and commercialize mRNA-4157. We and Merck will share costs and any profits related to mRNA-4157 equally under our worldwide collaboration.

Our Pipeline

The following chart shows our current pipeline of 48 development programs, grouped by respiratory vaccines, latent & public health vaccines and therapeutics.

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

We have developed seven modalities, which are summarized as follows:
•Prophylactic vaccines: Our prophylactic vaccines modality currently includes 33 development programs, 26 of which have entered into clinical trials. We have ongoing Phase 1 trials for our RSV vaccine in pediatrics (mRNA-1345), flu vaccines (mRNA-1020 and mRNA-1030), combined COVID and flu vaccine (mRNA-1073), combined COVID, flu and RSV vaccine (mRNA-1230), combined flu and RSV vaccine (mRNA-1045), hMPV/PIV3 vaccine (mRNA-1653), EBV vaccine (mRNA-1189), HIV vaccines (mRNA-1644 and mRNA-1574) and Nipah vaccine (mRNA-1215). We have an ongoing Phase 2 study for our Zika vaccine (mRNA-1893). We have ongoing Phase 3 studies for our flu vaccine (mRNA-1010), RSV vaccine in older adults (mRNA-1345) and CMV vaccine (mRNA-1647). Our COVID-19 vaccine (mRNA-1273) is described in detail above. Our seven preclinical programs within our prophylactic vaccines modality are for a combined, pediatric RSV and hMPV vaccine (mRNA-1365), pan-HCoV vaccine (mRNA-1287), seasonal flu vaccines (mRNA-1011 and mRNA-1012), EBV vaccine to prevent long-term sequelae (mRNA-1195), VZV vaccine (mRNA-1468), and HSV vaccine (mRNA-1608). Three other vaccines as part of public health programs have had positive Phase 1 readouts – H10N8 vaccine (mRNA-1440), H7N9 flu vaccine (mRNA-1851), and Chikungunya vaccine (mRNA-1388) – but are not being further developed without government or other funding.

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

•Cancer vaccines: We are currently developing three programs within our cancer vaccines modality. Our personalized cancer vaccine program (mRNA-4157) is being developed in collaboration with Merck and is in a multiple-arm Phase 1 trial and a randomized Phase 2 trial, which is fully enrolled. Our second program within this modality is a KRAS vaccine (mRNA-5671). We have retained all rights to our KRAS vaccine from Merck and we are evaluating next steps for the program. Our third program is our checkpoint vaccine (mRNA-4359), which has dosed the first patient in a Phase 1 clinical trial.

•Intratumoral immuno-oncology: We have two programs in this modality. Our first program, OX40L/IL-23/IL-36γ (Triplet) (mRNA-2752), is currently in a Phase 1 study that is designed as an open-label, multicenter study of intratumoral injections of Triplet (mRNA-2752) alone or in combination with durvalumab (anti-PD-L1). Our second program, IL-12 (MEDI1191), was developed in collaboration with AstraZeneca. In August 2022, AstraZeneca notified us that it was terminating the development of the IL-12 program (MEDI1191) and that they were returning the rights to the program to us. We are evaluating next steps for the program.

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

•Systemic intracellular therapeutics: We have six systemic intracellular therapeutics development candidates in our pipeline. Our intracellular programs address propionic acidemia, or PA (mRNA-3927), methylmalonic acidemia (MMA) (mRNA-3705), glycogen storage disorder type 1a (GSD1a) (mRNA-3745), ornithine transcarbamylase deficiency (OTC) (mRNA-3139), phenylketonuria (PKU) (mRNA-3283), and Crigler-Najjar Syndrome Type 1 (CN-1) (mRNA-3351). We have ongoing Phase 1 clinical trials for PA (mRNA-3927), MMA (mRNA-3705) and GSD1a (mRNA-3745). OTC (mRNA-3139), PKU (mRNA-3283) and CN-1 (mRNA-3351) are currently in preclinical development. We have entered into a collaboration agreement with the Institute for Life Changing Medicines (ILCM) to license mRNA-3351 to ILCM with no upfront fees, and without any downstream payments. ILCM will be responsible for the clinical development of mRNA-3351.

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

Financial Operations Overview

Revenue

The following table summarizes revenue for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$3,120	$4,810	$13,576	$10,740
Grant revenue	144	140	453	473
Collaboration revenue	100	19	150	47
Total revenue	$3,364	$4,969	$14,179	$11,260

For the three months ended September 30, 2022, we recognized $3.1 billion of product sales from our COVID-19 vaccines, of which $1.0 billion was generated in the United States and $2.1 billion was generated from Europe and the rest of the world. For the three months ended September 30, 2021, we recognized $4.8 billion of product sales from our COVID-19 vaccines, of which $1.2 billion was generated in the United States and $3.6 billion was generated from Europe and the rest of the world.

For the nine months ended September 30, 2022, we recognized $13.6 billion of product sales from our COVID-19 vaccines, of which $3.4 billion was generated in the United States and $10.2 billion was generated from Europe and the rest of the world. For the nine months ended September 30, 2021, we recognized $10.7 billion of product sales from our COVID-19 vaccines, of which $4.6 billion was generated in the United States and $6.1 billion was generated from Europe and the rest of the world.

As of September 30, 2022, we had deferred revenue of $4.1 billion associated with customer deposits received or billable under supply agreements for delivery of our COVID-19 vaccines into 2023. We anticipate that product sales will be greater in the fourth quarter of 2022 than the third quarter of 2022, driven by the timing of marketing authorizations and release of our Omicron-targeting bivalent booster vaccines. Based upon currently signed supply agreements for delivery of our COVID-19 vaccines in 2022 and our supply chain forecast, we expect that our COVID-19 vaccine product sales will be slightly lower in the second half of 2022 than in the first half of 2022, in part due to deferrals of deliveries into the first quarter of 2023 that we originally expected to make in 2022.

Other than product sales, our revenue has been primarily derived from government-sponsored and private organizations including BARDA, DARPA and the Gates Foundation and from strategic alliances with AstraZeneca, Merck and Vertex to discover, develop, and commercialize potential mRNA medicines.

Grant revenue was comprised as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant revenue:
BARDA (1)	$141	$128	$442	$454
Other	3	12	11	19
Total grant revenue	$144	$140	$453	$473
_______
(1) For the three months ended September 30, 2022, $135 million of BARDA grant revenue was related to our mRNA-1273 program and $6 million was related to our Zika vaccine program. For the nine months ended September 30, 2022, $430 million of BARDA grant revenue was related to our mRNA-1273 program and $12 million was related to our Zika vaccine program.

Collaboration revenue from our strategic alliances was comprised as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue:
AstraZeneca	$76	$3	$80	$7
Merck	20	7	35	11
Vertex	4	5	33	23
Other	—	4	2	6
Total collaboration revenue	$100	$19	$150	$47

In the third quarter of 2022, AstraZeneca elected to terminate our collaborations with them, effective on November 21, 2022. As a result of the termination, we recognized the remaining deferred revenue of $76 million as collaboration revenue during the three months ended September 30, 2022. Please refer to Note 5 to our condensed consolidated financial statements.

As of September 30, 2022, the remaining available funding, net of revenue earned under our agreement with BARDA for the development of our mRNA-1273 vaccine was $67 million. To the extent that existing or potential future products generate revenue, our revenue may vary due to many uncertainties in the future product demand, the development of our mRNA medicines and other factors.

Research and development expenses

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or modality-specific basis. The following table reflects our research and development expenses, including direct program-specific expenses summarized by modality and indirect or shared operating costs summarized under other research and development expenses during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Program expenses by modality:
Prophylactic vaccines	$414	$271	$940	$760
Systemic secreted and cell surface therapeutics	4	3	7	5
Cancer vaccines	7	11	12	35
Intratumoral immuno-oncology	—	6	12	19
Systemic intracellular therapeutics	9	6	22	17
Inhaled pulmonary therapeutics (1)	2	—	7	—
Total program-specific expenses by modality (2)	$436	$297	$1,000	$836
Other research and development expenses:
Discovery programs	62	15	133	43
Platform research	32	28	97	80
Technical development and unallocated manufacturing expenses	166	79	495	165
Shared discovery and development expenses	96	77	292	165
Stock-based compensation	28	25	67	54
Total research and development expenses	$820	$521	$2,084	$1,343
__________
(1)Inhaled pulmonary therapeutics modality was added in the fourth quarter of 2021.
(2)Includes a total of 44 and 34 development candidates at September 30, 2022 and 2021, respectively. Program-specific expenses include external costs and allocated manufacturing costs of pre-launch inventory, mRNA supply and consumables, and are reflected as of the beginning of the period in which the program was internally advanced to development or removed if development was ceased.

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

The largest component of our total operating expenses has historically been our investment in research and development activities, including preclinical and clinical development of our product candidates, development of our platform, mRNA technologies, and manufacturing technologies. As we continue to develop variant-specific and next-generation COVID-19 vaccine candidates, we expect to continue to incur significant additional expenses.
Changes in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development, such as our CMV vaccine, RSV vaccine, flu vaccine and our COVID-19 vaccines, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to continue to increase in the foreseeable future as our investigational medicines progress through the development phases and identify and develop additional programs. There are numerous factors associated with the successful commercialization of any of our investigational medicines, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time due to the early stage of development of our investigational medicines. Moreover, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2022 compared to those disclosed in our 2021 Form 10-K.

Results of operations

The following table summarizes our condensed consolidated statements of income for each period presented (in millions):

	Three Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%
Revenue:
Product revenue	$3,120	$4,810	$(1,690)	(35)%
Grant revenue	144	140	4	3%
Collaboration revenue	100	19	81	426%
Total revenue	3,364	4,969	(1,605)	(32)%
Operating Expenses:
Cost of sales	1,100	722	378	52%
Research and development	820	521	299	57%
Selling, general and administrative	278	168	110	65%
Total operating expenses	2,198	1,411	787	56%
Income from operations	1,166	3,558	(2,392)	(67)%
Interest income	58	4	54	1,350%
Other expense, net	(7)	(10)	3	(30)%
Income before income taxes	1,217	3,552	(2,335)	(66)%
Provision for income taxes	174	219	(45)	(21)%
Net income	$1,043	$3,333	$(2,290)	(69)%

	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%
Revenue:
Product revenue	$13,576	$10,740	$2,836	26%
Grant revenue	453	473	(20)	(4)%
Collaboration revenue	150	47	103	219%
Total revenue	14,179	11,260	2,919	26%
Operating Expenses:
Cost of sales	3,498	1,665	1,833	110%
Research and development	2,084	1,343	741	55%
Selling, general and administrative	757	366	391	107%
Total operating expenses	6,339	3,374	2,965	88%
Income from operations	7,840	7,886	(46)	(1)%
Interest income	113	11	102	927%
Other expense, net	(33)	(22)	(11)	50%
Income before income taxes	7,920	7,875	45	1%
Provision for income taxes	1,023	541	482	89%
Net income	$6,897	$7,334	$(437)	(6)%

Revenue

Total revenue decreased by $1.6 billion, or 32%, for the three months ended September 30, 2022, compared to the same period in 2021, mainly due to a decrease in product sales of our COVID-19 vaccines. Product revenue decreased by $1.7 billion, or 35%, for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to lower sales volume driven by the timing of marketing authorizations for our Omicron-targeting COVID-19 bivalent boosters and the related manufacturing ramp up.

Total revenue increased by $2.9 billion, or 26%, for the nine months ended September 30, 2022, compared to the same period in 2021, mainly due to an increase in product sales of our COVID-19 vaccines. Product revenue increased by $2.8 billion, or 26%, for the nine months ended September 30, 2022, compared to the same period in 2021, largely driven by a favorable customer mix and higher manufacturing capacity to fulfill customer demand for the first half of 2022 compared to early 2021.

Operating expenses

Cost of sales

Cost of sales for the three months ended September 30, 2022 was $1.1 billion, including third-party royalties of $106 million. Cost of sales for the three months ended September 30, 2022 increased by $378 million, or 52%, compared to the same period in 2021. Cost of sales as a percentage of product sales for the three months ended September 30, 2022 was 35%, compared to 15% for the same period in 2021. These increases were primarily attributable to write-downs for excess and obsolete inventory related to our COVID-19 vaccine, unutilized manufacturing capacity, and losses on firm purchase commitments of raw materials and related cancellation charges, driven by a shift in product demand to our Omicron-targeting COVID-19 bivalent boosters.

Cost of sales for the nine months ended September 30, 2022 was $3.5 billion, including third-party royalties of $470 million. Cost of sales for the nine months ended September 30, 2022 increased by $1.8 billion, or 110%, compared to the same period in 2021. Cost of sales as a percentage of product sales for the nine months ended September 30, 2022 was 26%, compared to 16% for the same period in 2021. These increases were mainly due to write-downs for excess and obsolete inventory related to our COVID-19 vaccines, unutilized manufacturing capacity and losses on firm purchase commitments of raw materials, driven by a shift in product demand.

We expect our manufacturing costs to increase as we move from a pandemic to a seasonal market environment for our COVID-19 vaccines. We expect that this shift will cause our cost of sales for the full year of 2022 to represent a higher percentage of our product sales than the percentage experienced in 2021.

Research and development expenses

Research and development expenses increased by $299 million, or 57%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases in clinical trial expenses of $200 million and manufacturing costs for clinical trial materials of $49 million.

Research and development expenses increased by $741 million, or 55%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases in clinical trial expenses of $400 million, personnel-related costs of $110 million, manufacturing costs for clinical trial materials of $76 million, consulting and outside services of $74 million, and technology and facility-related costs of $42 million. These increases for the three and nine month periods in 2022 were largely driven by increased clinical development, particularly our COVID-19 vaccines, RSV, flu and CMV programs, and headcount.

We expect that research and development expenses will increase in 2022, as compared to 2021, as we continue to progress the development of variant-specific and next-generation COVID-19 vaccine candidates and continue to develop our pipeline and advance our product candidates into later-stage development, in particular those in ongoing Phase 3 studies: our RSV, flu and CMV vaccine programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $110 million, or 65%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was mainly due to increases in consulting and outside services of $43 million and personnel-related costs of $28 million. These increases for the three month period in 2022 were primarily driven by our COVID-19 vaccine commercialization-related activities and increased headcount.

Selling, general and administrative expenses increased by $391 million, or 107%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was mainly due to increases in personnel-related costs of $86 million, consulting and outside services of $80 million, distributor fees of $44 million, marketing expenses of $41 million, and an endowment to the Moderna Charitable Foundation (the Foundation) of $50 million. These increases for the nine month period in 2022 were primarily driven by our COVID-19 vaccine commercialization-related activities, increased headcount, and the launch of the Foundation.

We expect that selling, general and administrative expenses will increase in 2022, as compared to 2021, as we continue to build out our global commercial, regulatory, sales and marketing infrastructure, and continue to expand the number of programs and our business operations.

Interest income

Interest income increased by $54 million for the three months ended September 30, 2022, compared to the same period in 2021. Interest income increased by $102 million for the nine months ended September 30, 2022, compared to the same period in 2021. The increases in interest income from our investments in marketable securities for the three and nine month periods in 2022 were mainly driven by an overall higher interest rate environment and increased investment balances.

Other expense, net

The following table summarizes other expense, net for each period presented (in millions):

	Three Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%
Loss on investments	$(4)	$—	$(4)	100%
Interest expense	(8)	(4)	(4)	100%
Other income (expense), net	5	(6)	11	(183)%
Total other expense, net	$(7)	$(10)	$3	(30)%

	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%
(Loss) gain on investments	$(18)	$2	$(20)	1,000%
Interest expense	(19)	(12)	(7)	58%
Other income (expense), net	4	(12)	16	(133)%
Total other expense, net	$(33)	$(22)	$(11)	50%

Total other expense, net decreased by $3 million, or 30%, for the three months ended September 30, 2022, compared to the same period in 2021. Total other expense, net increased by $11 million, or 50%, for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease in other expense, net for the three months ended September 30, 2022 was primarily due to a net gain related to our foreign currency balance sheet hedging activities, foreign currency transactions and remeasurements, partially offset by realized losses on available-for-sale debt securities and an increase in interest expense. The increase in other expense, net for the nine months ended September 30, 2022 was primarily due to realized losses on available-for-sale debt securities and an increase in interest expense, partially offset by a net gain related to our foreign currency balance sheet hedging activities, foreign currency transactions, and remeasurements. Our interest expense is primarily related to our finance leases. Please refer to Note 11 to our condensed consolidated financial statements.

Income taxes

Provision for income taxes decreased by $45 million, or 21%, for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in pre-tax income, partially offset by a higher effective tax rate. Provision for income taxes increased by $482 million, or 89%, for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a higher effective tax rate. The increase in effective tax rate for the three and nine months ended September 30, 2022 was mainly due to the tax benefit recorded in 2021 related to the release of the valuation allowance on the majority of our deferred tax assets and a decrease in excess windfall benefits from stock-based compensation, partially offset by an increase in foreign derived intangible income benefit in 2022. We expect that our effective tax rate will increase for the full year 2022 compared to 2021, mainly driven by the release of the valuation allowance on the majority of the deferred tax assets in 2021.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital for each period presented (in millions):

	September 30,	December 31,
	2022	2021
Financial assets:
Cash and cash equivalents	$3,027	$6,848
Investments	5,321	3,879
Investments, non-current	8,655	6,843
Total	$17,003	$17,570

Working capital:
Current assets	$14,297	$16,071
Current liabilities	6,807	9,128
Total	$7,490	$6,943

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of September 30, 2022 decreased by $567 million, or 3%, compared to December 31, 2021. During the nine months ended September 30, 2022, we generated cash from operations of $3.3 billion, partially offset by repurchases of our common stock of $2.9 billion, unrealized losses on available-for-sale debt securities of $497 million, and purchases of property and equipment of $308 million.

Working capital, which is current assets less current liabilities, as of September 30, 2022 increased by $547 million, or 8%, compared to December 31, 2021, primarily due to a decrease in short-term deferred revenue of $2.3 billion, mainly driven by revenue recognized from deferred revenue in excess of customer deposits received, and a decrease in income taxes payable of $810 million. This was partially offset by a decrease in cash, cash equivalents and short-term investments of $2.4 billion, primarily due to purchases of long-term marketable securities, repurchases of our common stock, and income tax payments.

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$3,319	$10,310
Investing activities	(4,128)	(7,385)
Financing activities	(3,010)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,819)	$2,925

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

Beginning in the third quarter of 2020, we entered into supply agreements with the U.S. Government, other international governments, and Gavi for the supply of our COVID-19 vaccines and received upfront deposits. As of September 30, 2022, we had $4.1 billion in deferred revenue related to customer deposits received or billable.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $3.3 billion and consisted of net income of $6.9 billion and non-cash adjustments of $30 million, partially offset by a net change in assets and liabilities of $3.6 billion. Non-cash items primarily included deferred income taxes of $473 million, depreciation and amortization of $268 million, and stock-based compensation of $164 million. The net change in assets and liabilities was mainly due to a decrease in deferred revenue of $2.7 billion, a decrease in income taxes payable of $810 million, an increase in prepaid expenses and other assets of $669 million, and an increase in inventory of $636 million, partially offset by a decrease in accounts receivable of $480 million, an increase in accrued liabilities of $354 million, and an increase in other liabilities of $273 million.

Net cash provided by operating activities decreased by $7.0 billion, or 68%, during the nine months ended September 30, 2022, compared to the same period in 2021, primarily attributable to revenue recognized from deferred revenue in excess of customer deposits received and increased income tax payments, partially offset by higher collection of receivables.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments and capital expenditures for leasehold improvements, manufacturing, laboratory, computer equipment and software.

Net cash used in investing activities for the nine months ended September 30, 2022 was $4.1 billion, which primarily included purchases of marketable securities of $8.9 billion and purchases of property and equipment of $308 million, partially offset by proceeds from sales of marketable securities of $2.9 billion and proceeds from maturities of marketable securities of $2.2 billion.

Net cash used in investing activities decreased by $3.3 billion, or 44%, during the nine months ended September 30, 2022, compared to the same period in 2021, primarily reflecting timing differences related to purchases, sales, and maturities of marketable debt securities and changes in our investment portfolio mix.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $3.0 billion, primarily due to repurchase of common stock of $2.9 billion.

Net cash used in financing activities increased by $3.0 billion during the nine months ended September 30, 2022, compared to the same period in 2021, mainly due to repurchase of common stock.

Operation and funding requirements

Our principal sources of funding as of September 30, 2022 consisted of cash and cash equivalents, investments, and cash we expect to generate from operations. We generated net income of $12.2 billion for the year ended 2021, following the authorization of our first commercial product in December 2020. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. We have retained earnings of $16.9 billion as of September 30, 2022.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, meet capital expenditure needs, and fund our share repurchase programs (refer to Note 13 to our condensed consolidated financial statements). We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. We also expect our expenses to increase associated with manufacturing costs, including our arrangements with our international supply and manufacturing partners. Our ongoing work on our COVID-19 vaccines, including development of any new generations of boosters and vaccines against variants of SARS-CoV-2, and buildout of global commercial, regulatory, sales and marketing infrastructure will require significant cash outflows during 2022, most of which will not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we have substantial facility, lease and purchase obligations (refer to Note 11 and Note 12 to our condensed consolidated financial statements). We have entered into certain collaboration and licensing agreements with third parties that include the funding of certain research and development activities and potential future milestone and royalty payments by us.

We believe that our cash, cash equivalents, and investments as of September 30, 2022, together with cash expected to be generated from operations, will be sufficient to enable us to fund our projected operations, capital expenditures and stock repurchases through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Contractual Obligations

As of September 30, 2022, other than disclosed within Note 11 and Note 12 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and nine months ended September 30, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including the intellectual property litigation described below and in our quarterly report on Form 10-Q for the quarter ended June 30, 2022. Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property,” and “Risks related to the manufacturing of our commercial products, development candidates, investigational medicines and our future pipeline.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Pfizer/BioNTech Patent Litigation

On August 26, 2022, Moderna filed a lawsuit in the U.S. District Court for the District of Massachusetts against (1) Pfizer Inc. (Pfizer) and (2) BioNTech SE, BioNTech Manufacturing GmbH, and BioNTech US Inc. (collectively BioNTech). This lawsuit seeks damages for infringement of U.S. Patent Nos. 10,898,574, 10,702,600 and 10,933,127 in Pfizer and BioNTech’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. The complaint seeks a judgment of infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuit, and attorneys’ fees.

Also on August 26, 2022, Moderna initiated patent infringement proceedings in the Dusseldorf Regional Court in Germany against Pfizer, BioNTech and related entities with respect to European patents EP 3 718 565 B1 and EP 3 590 949 B1, which also concern Moderna’s mRNA platform technology and disease-specific vaccine designs, including coronaviruses. Moderna has also initiated similar proceedings in the Netherlands and UK. As in the U.S. action, Moderna seeks a judgment of infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuit, and attorneys’ fees.

In the U.K., Pfizer Inc. and BioNTech SE, have also filed an action seeking revocation of EP 3 718 565 B1 and EP 3 590 949 B1 in the U.K., along with costs (together with interest).

In addition, the Moderna patents being asserted in the European actions are subject to notices of opposition, including by BioNTech SE, seeking to revoke EP 3 718 565 B1 and EP 3 590 949 B1, which have been filed at the European Patent Office (EPO). The periods for filing such oppositions for EP 3 718 565 B1 and EP 3 590 949 B1 end on January 27, 2023 and February 18, 2023, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
July 1 - July 31, 2022	1,393,559	$159.16	13,777,298	$1,000
August 1 - August 31, 2022	1,708,602	$153.03	15,485,900	$3,739
September 1 - September 30, 2022	4,013,594	$130.20	19,499,494	$3,216
Total	7,115,755
_______
(1) Average price paid per share includes related expenses.
(2) On February 22, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. This share repurchase program was increased by the Board of Directors by an additional $3.0 billion on August 1, 2022, also with no expiration date.

Refer to Note 13 to condensed consolidated financial statements for information regarding our share repurchase programs.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

10.1*#	Amended and Restated Non-Employee Director Compensation Policy, effective October 1, 2022.
10.2*#	Offer Letter by and between ModernaTX, Inc. and James Mock, dated as of August 15, 2022.
10.3*†	Amendment No. PZ0025 and P00026 to Award Contract No. W911QY20C0100, by and between Moderna US Inc. and the Army Contracting Command of the U.S. Department of Defense, dated August 9, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
November 3, 2022
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
November 3, 2022
James M. Mock
Chief Financial Officer
(Principal Financial Officer)