Form 10-Q
period 2024-03-31
Moderna, Inc.
filed 2024-05-02
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ to _
Commission File Number: 001-38753

Moderna, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		81-3467528
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

325 Binney Street
Cambridge,	Massachusetts	02142
(Address of Principal Executive Offices)		(Zip Code)
(617) 714-6500
(Registrant’s Telephone Number, Including Area Code)

200 Technology Square, Cambridge, Massachusetts 02139
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 26, 2024, there were 383,239,726 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains express or implied forward-looking statements. All statements other than those of historical facts contained in this Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our activities with respect to our COVID-19 vaccine, and our plans and expectations regarding future generations of our COVID-19 vaccine that we may develop, including in response to variants of the SARS-CoV-2 virus, ongoing clinical development, manufacturing and supply, pricing, commercialization, regulatory matters (including authorization or approval for updated vaccines), demand for COVID-19 vaccines, our provisions for product returns, and third-party and governmental arrangements and potential arrangements;

•our expectations regarding the endemic and seasonal commercial market for COVID-19 vaccines and our preparations for and ability to effectively compete in such a market, as well as the impact that the evolving market will have on our financial returns;

•expected sales and delivery of our COVID-19 vaccine in future periods, and expected seasonality for sales;

•mRNA-1283’s design to be refrigerator-stable and its potential for paving the way for a combination vaccine;

•our expectations regarding regulatory approvals for our respiratory syncytial virus (RSV) vaccine candidate (mRNA-1345), and the U.S. ACIP recommendation in 2024, and plans for commercialization of this product;

•our financing arrangement with Blackstone Life Sciences, and other funding options we may consider as part of our research and development strategy;

•our ability to successfully contract with third-party suppliers, distributors and manufacturers;

•our ability and the ability of third parties with whom we contract to successfully manufacture, supply and distribute our COVID-19 vaccine and any future commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;

•internal and external costs associated with manufacturing our products, including our COVID-19 vaccine, and the impact on our cost of sales, and our anticipated 2024 cost of sales as a percentage of net product sales;

•the scope of protection we are able to establish and maintain for intellectual property rights covering our commercial products, product candidates and technology, including our ability to enter into license agreements, and our expectations regarding pending legal proceedings related to our intellectual property;

•the potential of our individualized neoantigen therapy (INT) program and our plans for the program, including to expand to additional tumor types;

•the timing of initiation, progress, completion, results and cost of our clinical trials, preclinical studies and research and development programs, as well as those of our collaborators;

•participant enrollment in our clinical trials, including enrollment demographics and timing;

•potential advantages of mRNA as compared to traditional medicine;

•our ability to obtain and maintain regulatory approval of our product candidates;

•the implementation of our business model and strategic plans for our business, products, product candidates and technology;

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

Forward-looking statements often contain words such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our operational or financial performance, and involve risks, uncertainties, and other factors that may cause our actual results to differ materially from any future results expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Form 10-Q and under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results could differ materially from those expressed or implied by the forward-looking statements.

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
ADDITIONAL INFORMATION

Our website, www.modernatx.com, including the Investor Relations section, www.investors.modernatx.com; and corporate blog www.modernatx.com/moderna-blog, and our Statements and Perspectives webpage, https://investors.modernatx.com/Statements--Perspectives/default.aspx; as well as our social media channels: Facebook, www.facebook.com/modernatx; X, www.twitter.com/moderna_tx (@moderna_tx); LinkedIn, www.linkedin.com/company/modernatx; Instagram (@moderna_tx); and Threads (@moderna_tx) contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. Information contained on our website, corporate blog and social media channels shall not be deemed incorporated into, or be a part of, this Form 10-Q.

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,051	$2,907
Investments	6,472	5,697
Accounts receivable, net	137	892
Inventory	295	202
Prepaid expenses and other current assets	645	627
Total current assets	9,600	10,325
Investments, non-current	3,638	4,677
Property, plant and equipment, net	2,063	1,945
Right-of-use assets, operating leases	697	713
Deferred tax assets	81	81
Other non-current assets	650	685
Total assets	$16,729	$18,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183	$520
Accrued liabilities	1,396	1,798
Deferred revenue	559	568
Income taxes payable	52	63
Other current liabilities	190	66
Total current liabilities	2,380	3,015
Deferred revenue, non-current	58	83
Operating lease liabilities, non-current	637	643
Financing lease liabilities, non-current	575	575
Other non-current liabilities	262	256
Total liabilities	3,912	4,572
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of March 31, 2024 and December 31, 2023; 383 and 382 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	487	371
Accumulated other comprehensive loss	(101)	(123)
Retained earnings	12,431	13,606
Total stockholders’ equity	12,817	13,854
Total liabilities and stockholders’ equity	$16,729	$18,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Net product sales	$167	$1,828
Other revenue	—	34
Total revenue	167	1,862
Operating expenses:
Cost of sales	96	792
Research and development	1,063	1,131
Selling, general and administrative	274	305
Total operating expenses	1,433	2,228
Loss from operations	(1,266)	(366)
Interest income	120	109
Other expense, net	(19)	(48)
Loss before income taxes	(1,165)	(305)
Provision for (benefit from) income taxes	10	(384)
Net (loss) income	$(1,175)	$79

(Loss) earnings per share:
Basic	$(3.07)	$0.20
Diluted	$(3.07)	$0.19

Weighted average common shares used in calculation of (loss) earnings per share:
Basic	382	386
Diluted	382	405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,175)	$79
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale debt securities	20	79
Less: net realized losses on available-for-sale securities reclassified in net (loss) income	2	16
Net increase from available-for-sale debt securities	22	95
Cash flow hedges:
Unrealized gains on derivative instruments	—	—
Less: net realized losses on derivative instruments reclassified in net (loss) income	—	8
Net increase from derivatives designated as hedging instruments	—	8
Total other comprehensive income	22	103
Comprehensive (loss) income	$(1,153)	$182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	382	$—	$371	$(123)	$13,606	$13,854
Exercise of options to purchase common stock	1	—	15	—	—	15
Stock-based compensation	—	—	101	—	—	101
Other comprehensive income, net of tax	—	—	—	22	—	22
Net loss	—	—	—	—	(1,175)	(1,175)
Balance at March 31, 2024	383	$—	$487	$(101)	$12,431	$12,817

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	385	$—	$1,173	$(370)	$18,320	$19,123
Vesting of restricted common stock	1	—	—	—	—	—
Exercise of options to purchase common stock	2	—	9	—	—	9
Stock-based compensation	—	—	75	—	—	75
Other comprehensive income, net of tax	—	—	—	103	—	103
Repurchase of common stock	(4)	—	(526)	—	—	(526)
Net income	—	—	—	—	79	79
Balance at March 31, 2023	384	$—	$731	$(267)	$18,399	$18,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net (loss) income	$(1,175)	$79
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	101	75
Depreciation and amortization	36	78
Amortization/accretion of investments	(27)	(17)
Loss on equity investments, net	13	18
Deferred income taxes	—	(310)
Other non-cash items	3	(4)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, net	755	272
Prepaid expenses and other assets	3	(212)
Inventory	(93)	216
Right-of-use assets, operating leases	16	4
Accounts payable	(303)	(117)
Accrued liabilities	(398)	(495)
Deferred revenue	(33)	(819)
Income taxes payable	(11)	18
Operating lease liabilities	(6)	4
Other liabilities	130	(15)
Net cash used in operating activities	(989)	(1,225)
Investing activities
Purchases of marketable securities	(2,544)	(1,085)
Proceeds from maturities of marketable securities	1,573	1,360
Proceeds from sales of marketable securities	1,285	1,957
Purchases of property, plant and equipment	(196)	(113)
Acquisition of business, net of cash acquired	—	(85)
Investment in convertible notes and equity securities	—	(23)
Net cash provided by investing activities	118	2,011
Financing activities
Proceeds from issuance of common stock through equity plans	15	9
Repurchase of common stock, including excise tax	—	(526)
Changes in financing lease liabilities	(1)	(25)
Net cash provided by (used in) financing activities	14	(542)
Net (decrease) increase in cash, cash equivalents and restricted cash	(857)	244
Cash, cash equivalents and restricted cash, beginning of year	2,928	3,217
Cash, cash equivalents and restricted cash, end of period	$2,071	$3,461
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$91	$98
Right-of-use assets obtained through finance lease modifications and reassessments	$—	$(60)

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

We have a diverse and extensive development pipeline of 40 development candidates across our 47 development programs, of which 43 are in clinical studies currently.

2. Summary of Basis of Presentation and Recent Accounting Standards

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). This report should be read in conjunction with the audited consolidated financial statements in our 2023 Form 10-K.

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those described in our 2023 Form 10-K. The only exception pertains to the policy related to research and development funding. We entered into a research and development funding arrangement in the first quarter of 2024. Please refer to Note 5 for further details regarding this policy. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID-19 vaccine, with higher sales expected during the fall and winter seasons.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income/loss for the period. Other comprehensive income/loss consists of unrealized gains/losses on our investments, derivatives designated as hedging instruments, and pension and postretirement obligation adjustments. Total comprehensive income (loss) for all periods presented has been disclosed in the condensed consolidated statements of comprehensive income (loss).

The components of accumulated other comprehensive loss for the three months ended March 31, 2024 were as follows (in millions):

	Unrealized Gains on Available-for-Sale Debt Securities	Pension and Postretirement Benefits	Total
Accumulated other comprehensive loss, balance at December 31, 2023	$(114)	$(9)	$(123)
Other comprehensive income	22	—	22
Accumulated other comprehensive loss, balance at March 31, 2024	$(92)	$(9)	$(101)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 31,
	2024	2023
Cash and cash equivalents	$2,051	$3,441
Restricted cash(1)	17	—
Restricted cash, non-current(2)	3	20
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,071	$3,461
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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU broadens the disclosure requirements by requiring disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. The standard also requires entities to disclose, on an interim and annual basis, the amount and description, including the nature and type, of the other segment items. Additionally, entities are required to disclose the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. These enhanced disclosure obligations apply to entities that operate with one reportable segment as well. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact that this new accounting standard will have on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently assessing the impact that this new accounting standard will have on our consolidated financial statement disclosures.

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$100	$1
Europe	—	576
Rest of world	67	1,251
Total	$167	$1,828

As of March 31, 2024, our COVID-19 vaccine was our only commercial product authorized for use.

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

As of March 31, 2024 and December 31, 2023, we had deferred revenue of $580 million and $613 million, respectively, related to customer deposits for our COVID-19 vaccine. We expect $522 million of our deferred revenue related to customer deposits as of March 31, 2024 to be realized in less than one year. Timing of product delivery and manufacturing, and receipt of marketing approval for the applicable COVID-19 vaccine will determine the period in which product sales are recognized.

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

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Gross product sales	$222	$1,828
Product sales provision:
Wholesaler chargebacks, discounts and fees	(22)	—
Returns and other fees	(33)	—
Total product sales provision	$(55)	$—
Net product sales	$167	$1,828

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the three months ended March 31, 2024 (in millions):

Returns and other fees
Balance at December 31, 2023	$(556)
Provision related to sales made in current period	(33)
Payments and returns related to sales made in prior periods	15
Balance at March 31, 2024	$(574)

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Grant revenue	$—	$24
Collaboration revenue	—	10
Total other revenue	$—	$34

Grant revenue and collaboration revenue were immaterial for the three months ended March 31, 2024.

Grant Revenue

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273. The agreement has been subsequently amended to provide for additional commitments to support various late-stage clinical development efforts of our original COVID-19 vaccine, mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials, adolescent clinical trials and pharmacovigilance studies. The maximum award from BARDA, inclusive of all amendments, was approximately $1.8 billion. All contract options have been exercised. As of March 31, 2024, the remaining available funding, net of revenue earned was $101 million.

5. Collaboration Agreements and Research and Development Funding Arrangement

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

In September 2022, Merck exercised its option for INT, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on further development and commercialization of INT, with costs and any profits or losses to be shared equally on a worldwide basis.

For the three months ended March 31, 2024 and 2023, we recognized expenses of $76 million and $19 million, respectively, net of Merck's reimbursements, related to the INT collaboration under the Merck Participation Term. Additionally, for the three months ended March 31, 2024 and 2023, the net cost recovery for capital expenditures was $24 million and $6 million, respectively, which was applied to reduce the capitalized cost of the asset.

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

Development and Commercialization Funding Arrangement with Blackstone Life Sciences (Blackstone)

In March 2024, we entered into a development and commercialization funding arrangement with Blackstone, under which Blackstone commits to providing up to $750 million in funding to us. This funding will support the development of our investigational mRNA-based influenza vaccine. Contingent upon regulatory approval in the U.S. and only if the approval is dependent on data from the funded activities, Blackstone will be entitled to receive low single-digit percentage royalties and up to $750 million in sales milestone payments. These payments are based on net sales of our future influenza and combination vaccines, with sales milestone payments contingent upon achieving specified cumulative net sales targets.

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding will be recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction will be recognized proportionally as the related costs are incurred, based on an input method. No expense reduction associated with this arrangement was recorded in the first quarter of 2024.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash and available-for-sale securities by significant investment category as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,051	$—	$—	$2,051	$2,051	$—	$—
Available-for-sale:
Certificates of deposit	75	—	—	75	—	75	—
U.S. treasury bills	1,157	—	—	1,157	—	1,157	—
U.S. treasury notes	3,873	1	(56)	3,818	—	2,445	1,373
Corporate debt securities	4,901	2	(65)	4,838	—	2,639	2,199
Government debt securities	226	—	(4)	222	—	156	66
Total	$12,283	$3	$(125)	$12,161	$2,051	$6,472	$3,638

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,907	$—	$—	$2,907	$2,907	$—	$—
Available-for-sale:
Certificates of deposit	27	—	—	27	—	27	—
U.S. treasury bills	807	—	—	807	—	807	—
U.S. treasury notes	4,407	3	(67)	4,343	—	2,664	1,679
Corporate debt securities	5,067	3	(81)	4,989	—	2,082	2,907
Government debt securities	211	—	(3)	208	—	117	91
Total	$13,426	$6	$(151)	$13,281	$2,907	$5,697	$4,677

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,536	$6,472
Due after one year through five years	3,696	3,638
Total	$10,232	$10,110

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,751	$5,697
Due after one year through five years	4,768	4,677
Total	$10,519	$10,374

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three months ended March 31, 2024 and 2023. We did not record any credit-related allowance to available-for-sale securities as of March 31, 2024 and December 31, 2023.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of March 31, 2024 and December 31, 2023 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2024:
U.S. treasury bills	$—	$947	$—	$—	$—	$947
U.S. treasury notes	(7)	1,603	(49)	2,025	(56)	3,628
Corporate debt securities	(4)	1,068	(62)	2,929	(66)	3,997
Government debt securities	—	51	(3)	145	(3)	196
Total	$(11)	$3,669	$(114)	$5,099	$(125)	$8,768

As of December 31, 2023:
U.S. treasury bills	$—	$25	$—	$—	$—	$25
U.S. treasury notes	(3)	774	(64)	2,983	(67)	3,757
Corporate debt securities	(1)	562	(79)	3,518	(80)	4,080
Government debt securities	—	8	(4)	143	(4)	151
Total	$(4)	$1,369	$(147)	$6,644	$(151)	$8,013

As of March 31, 2024 and December 31, 2023, we held 395 and 392 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in millions):

	Fair value at March 31, 2024	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$709	$709	$—
Certificates of deposit	75	—	75
U.S. treasury bills	2,158	—	2,158
U.S. treasury notes	3,818	—	3,818
Corporate debt securities	5,072	—	5,072
Government debt securities	222	—	222
Equity investments(1)	53	53	—
Derivative instruments	3	—	3
Total	$12,110	$762	$11,348

	Fair value at December 31, 2023	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,572	$1,572	$—
Certificates of deposit	27	—	27
U.S. treasury bills	1,246	—	1,246
U.S. treasury notes	4,343	—	4,343
Corporate debt securities	5,480	—	5,480
Government debt securities	208	—	208
Equity Investments(1)	24	24	—
Derivative instruments	4	—	4
Total	$12,904	$1,596	$11,308
Liabilities:
Derivative instruments	$9	$—	$9

_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other expense, net, in our condensed consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three months ended March 31, 2024 and 2023, we recognized net losses of $13 million and $18 million on equity investments from changes in fair value of the securities.

In addition, as of December 31, 2023, we had $42 million in equity investments without readily determinable fair values, which were recorded within other non-current assets in our condensed consolidated balance sheets and excluded from the fair value measurement tables above. These investments became publicly traded during the first quarter of 2024 and were recorded at their quoted market price in our condensed consolidated balance sheets as of March 31, 2024.

7. Inventory

Inventory as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Raw materials	$215	$163
Work in progress	60	15
Finished goods	20	24
Total inventory	$295	$202

Inventory, non-current(1)	$145	$170
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, inventory write-downs were $30 million and $148 million, respectively. For the three months ended March 31, 2024, there were no losses on firm purchase commitments. For the three months ended March 31, 2023, losses on firm purchase commitments were $66 million. Inventory write-downs were mainly related to obsolete inventory due to shelf-life expiration and inventory in excess of expected demand. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials.

As of March 31, 2024 and December 31, 2023, the accrued liability for losses on firm future purchase commitments in our condensed consolidated balance sheets was $24 million and $79 million, respectively. As of March 31, 2024 and December 31, 2023, we had inventory on hand of $440 million and $372 million, respectively. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of our COVID-19 vaccine product ranges from nine to twelve months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Land and land improvements	$32	$22
Manufacturing and laboratory equipment	355	345
Leasehold improvements	642	522
Furniture, fixtures and other	32	26
Computer equipment and software	73	74
Construction in progress	865	860
Right-of-use assets, financing (Note 10)	529	529
Total	2,528	2,378
Less: Accumulated depreciation	(465)	(433)
Property, plant and equipment, net	$2,063	$1,945

Depreciation and amortization expense for three months ended March 31, 2024 and 2023 was $35 million and $78 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Accounts receivable	$422	$1,584
Less: Wholesalers chargebacks, discounts and fees	(285)	(692)
Accounts receivable, net	$137	$892

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Prepaid services	$204	$182
Down payments and prepayments related to manufacturing and materials	123	168
Income tax receivable	93	19
Interest receivable	62	59
Collaboration receivable	59	61
Value added tax receivable	36	50
Other current assets	68	88
Prepaid expenses and other current assets	$645	$627

Other Non-Current Assets

Other non-current assets, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Down payments and prepayments, non-current	$322	$342
Inventory, non-current(1)	145	170
Equity investments	53	66
Goodwill	52	52
Finite-lived intangible asset	43	44
Other	35	11
Other non-current assets	$650	$685
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.

Accrued Liabilities

Accrued liabilities, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Provisions related to product sales (Note 3)	$574	$556
Development operations	141	140
Clinical trials	136	175
Other external goods and services	135	137
Manufacturing	112	167
Compensation-related	95	245
Property, plant and equipment	95	94
Commercial	40	56
Raw materials	36	27
Loss on future firm purchase commitments(1)	24	79
Royalties	8	122
Accrued liabilities	$1,396	$1,798
______
(1)Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Lease liabilities - operating (Note 10)	$25	$25
Estimated reimbursements to wholesalers and distributors	119	—
Other	46	41
Other current liabilities	$190	$66

Deferred Revenue

The following table summarizes the activities in deferred revenue for the three months ended March 31, 2024 (in millions):

	December 31, 2023	Additions	Deductions	March 31, 2024
Product sales	$613	$14	$(47)	$580
Grant revenue	4	—	—	4
Collaboration revenue	34	3	(4)	33
Total deferred revenue	$651	$17	$(51)	$617

10. Leases

We have entered into various long-term, non-cancelable lease arrangements for our facilities and equipment, expiring at various times through 2042. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease costs under such arrangements on a straight-line basis over the life of the lease. We have two main campuses in Massachusetts, our Cambridge campus and our Moderna Technology Center (MTC), an industrial technology center located in Norwood. We also lease various parcels of land, and office and lab spaces across the globe for our business operations.

Cambridge Campus

Our Cambridge campus consists of multiple leased properties, including office and research laboratory spaces totaling approximately 276,000 square feet, exclusive of the Moderna Science Center.

Moderna Science Center

In September 2021, we entered into a lease agreement for a building in Cambridge Massachusetts, comprising approximately 462,000 square feet. This facility, which includes our principal executive offices along with additional office and laboratory spaces, is referred to as the Moderna Science Center (MSC). After an approximately two-year building project, the lease term is 15 years, with options for two additional seven-year extensions. During the third quarter of 2023, we commenced the lease and recognized the related right-of-use asset and lease liability on our condensed consolidated balance sheets. Following the commencement of the MSC lease, we amended the expiration dates of our existing leases at Technology Square in the fourth quarter of 2023. Originally scheduled to expire ranging from 2024 to 2029, these leases have been adjusted to conclude in early 2025. All our Cambridge leases are classified as operating leases.

Moderna Technology Center

Our Moderna Technology Center is composed of three buildings, MTC South, MTC North and MTC East, totaling approximately 686,000 square feet. Our MTC leases expire in 2042 and we have the option to extend the term for three extension periods of five years each. All of our MTC leases are classified as finance leases.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31,	December 31,
	2024	2023
Assets:
Right-of-use assets, operating, net(1) (2)	$697	$713
Right-of-use assets, financing, net(3) (4)	433	436
Total	$1,130	$1,149

Liabilities:
Current:
Operating lease liabilities(5)	$25	$25
Total current lease liabilities	25	25
Non-current:
Operating lease liabilities, non-current	637	643
Financing lease liabilities, non-current	575	575
Total non-current lease liabilities	1,212	1,218
Total	$1,237	$1,243
_______
(1)These assets are real estate related assets, which include land, office, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are real estate assets related to the MTC leases.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of March 31, 2024, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases(1)
2024	(remainder of the year)	$55	$14
2025		67	22
2026		67	22
2027		70	23
2028		72	23
Thereafter		784	1,074
Total minimum lease payments		1,115	1,178
Less amounts representing interest or imputed interest		(453)	(603)
Present value of lease liabilities		$662	$575
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

Through the three months ended March 31, 2024 and the year ended December 31, 2023, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of March 31, 2024, we had $1.8 billion of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2029. As of March 31, 2024, $24 million of the purchase commitments related to raw materials was recorded as an accrued liability for loss on future firm purchase commitments. As of March 31, 2024, we had $223 million of non-cancelable purchase commitments related to clinical services and other goods and services which are expected to be paid through 2039. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or winddown costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. As of March 31, 2024, we had cancelable open purchase orders of $2.6 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay as of March 31, 2024, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Licenses to Patented Technology

We have patent license agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc., and the National Institute of Allergy and Infectious Diseases. Under these agreements, we are required to pay royalties and certain milestone payments. For further information on our licensing and royalty payments, please refer to our 2023 Form 10-K under the heading “Business—Intellectual Property—In-licensed intellectual property” and Note 11 to our consolidated financial statements contained therein.

For the three months ended March 31, 2024 and 2023, we recognized $8 million and $86 million, respectively, of royalty expenses associated with our product sales. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of March 31, 2024.

12. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2024 and 2023 as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Options	$40	$36
Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)	58	37
Employee Stock Purchase Plan (ESPP)	3	2
Total	$101	$75

Cost of sales	$7	$5
Research and development	60	42
Selling, general and administrative	34	28
Total	$101	$75

As of March 31, 2024, there was $1.2 billion of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.9 years as of March 31, 2024.

Share Repurchase Programs

As of March 31, 2024, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. The timing and actual number of shares repurchased under the 2022 Repurchase Programs will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2024, there were no shares repurchased.

13. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(1,165)	$(305)
Provision for (benefit from) income taxes	$10	$(384)
Effective tax rate	(0.9)%	125.9%

The effective tax rate for the three months ended March 31, 2024 was higher than the statutory rate, due to certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes on a consolidated basis. We cannot recognize tax benefits from the loss due to our global valuation allowance, which we continue to maintain against the majority of our global deferred tax assets. The change in our effective tax rate, compared to the same period in 2023, primarily results from the continued application of our valuation allowance and adjustments of our valuation allowance, which was initially established in the third quarter of 2023. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 13 to our consolidated financial statements in our 2023 Form 10-K.

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

14. (Loss) Earnings per Share

The computation of basic (loss) earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three months ended March 31, 2024 and 2023 were calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(1,175)	$79
Denominator:
Basic weighted-average common shares outstanding	382	386
Effect of dilutive securities	—	19
Diluted weighted-average common shares outstanding	382	405

Basic EPS	$(3.07)	$0.20
Diluted EPS	$(3.07)	$0.19

Anti-dilutive potential common shares excluded from the EPS computation above	35	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial information and related notes included in this Form 10-Q and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the SEC) on February 23, 2024 (the 2023 Form 10-K).

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across six modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We have a diverse and extensive development pipeline of 40 development candidates across our 47 development programs, of which 43 are in clinical studies currently.

Our COVID-19 vaccine is our first commercial product and is marketed, where approved, under the name Spikevax®. Our original vaccine, mRNA-1273, targeted the SARS-CoV-2 ancestral strain, and we have leveraged our mRNA platform to rapidly adapt our vaccine to emerging SARS-CoV-2 strains to provide protection as the virus evolves and regulatory guidance is updated.

Business Highlights

Research and development continues to be our top capital allocation priority. As we look to create value through our research and development strategy for our mRNA portfolio, we are taking three prioritization parameters into consideration: pipeline advancement, revenue diversification and risk reduction. As part of our strategy, the funding options we consider are self-funding, project financing and partnerships.

In March 2024, we entered into a development and commercialization funding agreement with Blackstone Life Sciences to advance our flu program. As part of the agreement, Blackstone will fund up to $750 million with a return based on cumulative commercial milestones and low-single digit royalties. The funding will be recognized as a reduction to the expenses of our flu program. We will retain full rights and control of our flu program.

In April 2024, we entered a non-exclusive out-licensing agreement with a pharmaceutical company based in Japan for mRNA COVID-19-related intellectual property for the territory of Japan. We will receive an upfront payment of $50 million, which includes a $20 million prepayment creditable against future royalties. Additionally, we are entitled to low double-digit royalties on the net sales of the company’s COVID-19 product.

Our involvement in our collaboration with Metagenomi was terminated in April 2024. We remain a Metagenomi shareholder.

For the first quarter of 2024, we recognized net product sales of $167 million from sales of our COVID-19 vaccine, compared to $1.8 billion for the first quarter of 2023. Diluted loss per share was $(3.07) for the first quarter of 2024, compared to diluted earnings per share of $0.19 for the first quarter of 2023.

Recent Program Developments

COVID-19

•We continue to address the needs of the endemic COVID-19 market by focusing on public health efforts to increase vaccination coverage rates to reduce the substantial burden of COVID-19, as well as by advancing next-generation vaccines. Our mRNA platform can produce variant-matched vaccines on an accelerated time horizon, consistent with recent U.S. Food and Drug Administration (FDA) comments on the timing of potential strain selection for the fall 2024 season.

•In March 2024, we announced that our next-generation COVID-19 vaccine (mRNA-1283) had successfully met the primary endpoints of its Phase 3 clinical trial. The positive interim results from the NEXTCove Phase 3 trial showed that mRNA-1283 elicited a higher immune response against both the Omicron BA.4/BA.5 and original virus strains of SARS-CoV-2 compared to mRNA-1273.222. mRNA-1283 is designed to be refrigerator-stable and could pave the way for a combination vaccine against influenza and COVID-19 (mRNA-1083). mRNA-1283 is our fourth infectious disease vaccine program with positive Phase 3 data.

Respiratory Syncytial Virus (RSV)

•Our RSV vaccine candidate (mRNA-1345) is in an ongoing Phase 2/3 clinical trial. Based on positive data from the study, we have filed for regulatory approvals for the prevention of RSV-associated lower respiratory tract disease (RSV-LRTD) and acute respiratory disease (ARD) in adults over 60 years of age. We are awaiting regulatory approvals and the U.S. Advisory Committee on Immunization Practices (ACIP) recommendation in 2024.

•mRNA-1345 has the potential to protect all vulnerable populations from RSV. We have initiated multiple Phase 3 expansion studies in adults over 50 years of age to evaluate co-administration and re-vaccination. Additional trials (Phase 1 - Phase 3) have been initiated for high-risk adults, as well as maternal and pediatric populations. Interim data from these studies could be available as early as 2024.

Individualized neoantigen therapy (INT)

•We continue to demonstrate the potential clinical benefit of our INT program (mRNA-4157). In partnership with Merck, two Phase 3 trials in resected high-risk (stage III/IV) melanoma and completely resected stage II, IIIA or IIIB non-small cell lung cancer are ongoing.

•We and Merck have initiated three new randomized clinical studies in additional tumor types in 2024, including a Phase 2 adjuvant treatment in patients with renal cell carcinoma, or kidney cancer; a Phase 2 adjuvant treatment in patients with high-risk muscle-invasive bladder cancer; and a Phase 2/3 neoadjuvant and adjuvant treatment in patients with cutaneous squamous cell carcinoma, the second most common form of skin cancer.

Latent and Other Vaccines

•Epstein-Barr virus (EBV): Our EBV vaccine candidate for the prevention of infectious mononucleosis (mRNA-1189) showed positive immunogenicity and safety data in a Phase 1 study. We are advancing mRNA-1189 toward pivotal development.

•Varicella-Zoster virus (VZV) vaccine: In a Phase 1/2 trial, our VZV vaccine candidate for the prevention of shingles (mRNA-1468) elicited comparable or higher T cell responses relative to Shingrix. We are advancing toward a pivotal Phase 3 trial.

•Norovirus: Our vaccine candidate for the prevention of norovirus (mRNA-1403) showed positive immunogenicity and safety data in a Phase 1 study. We are advancing toward a pivotal Phase 3 trial.

Rare Disease and Other Therapeutics

•Propionic Acidemia (PA): In April 2024, interim data for the first-in-human, Phase 1/2, open-label, dose optimization study and extension study, evaluating the safety and efficacy of our investigational mRNA therapy for PA (mRNA-3927), were published in Nature. These interim data indicate early signs of potential clinical benefit with mRNA-3927, and also demonstrate that mRNA-3927 has infrequent treatment-limiting side effects.

•PD-LI therapeutic: Following a strategic review, and as a result of our decision to prioritize investments in other programs, we are discontinuing development of our preclinical PD-L1 program (mRNA-6981), and are no longer evaluating other mRNA candidates in this area.

`

Our Pipeline

The following chart shows our current pipeline of 47 development programs across our six modalities.
Abbreviations: BARDA, Biomedical Advanced Research and Development Authority; CMV, cytomegalovirus; cSCC, cutaneous squamous cell carcinoma; EBV, Epstein-Barr virus; HCoV, human coronaviruses; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; HSV, herpes simplex virus; IAVI, International AIDS Vaccine Initiative; ILCM, Institute for Life Changing Medicines; IL-23, interleukin 23; IL-36γ, interleukin-36 gamma; IM, infectious mononucleosis; NIH, National Institutes of Health; NSCLC, non-small cell lung cancer; OX40L, wildtype OX40 ligand; RCC, renal cell carcinoma; RSV, respiratory syncytial virus; VZV, varicella-zoster virus.

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Revenue:
Net product sales	$167	$1,828	$(1,661)	(91)%
Other revenue	—	34	(34)	(100)%
Total revenue	167	1,862	(1,695)	(91)%
Operating expenses:
Cost of sales	96	792	(696)	(88)%
Research and development	1,063	1,131	(68)	(6)%
Selling, general and administrative	274	305	(31)	(10)%
Total operating expenses	1,433	2,228	(795)	(36)%
Loss from operations	(1,266)	(366)	(900)	246%
Interest income	120	109	11	10%
Other expense, net	(19)	(48)	29	(60)%
Loss before income taxes	(1,165)	(305)	(860)	282%
Provision for (benefit from) income taxes	10	(384)	394	(103)%
Net (loss) income	$(1,175)	$79	$(1,254)	(1,587)%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$100	$1
Europe	—	576
Rest of world	67	1,251
Total	$167	$1,828

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

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Gross product sales	$222	$1,828
Product sales provision:
Wholesaler chargebacks, discounts and fees	(22)	—
Returns and other fees	(33)	—
Total product sales provision	$(55)	$—
Net product sales	$167	$1,828

As of March 31, 2024, our COVID-19 vaccine was our only commercial product authorized for use.

As of March 31, 2024, we had deferred revenue of $580 million associated with customer deposits received or billable under supply agreements, with the majority of our COVID-19 vaccine deliveries scheduled in 2024.

Our net product sales for the first quarter of 2024 declined significantly as compared to the first quarter of 2023. This decline is indicative of the evolving nature of the endemic COVID-19 vaccine market, which has transitioned toward a seasonal commercial pattern. The sales in the first quarter reflect this greater seasonality, with reduced demand observed during this period. We anticipate that the demand for our COVID-19 vaccine will be higher in the fall and winter seasons across both hemispheres, as countries prepare for seasonal vaccination campaigns. For the full year of 2024, we expect the progression toward a seasonal commercial market to persist, resulting in further projected reductions in net product sales for our COVID-19 vaccine relative to 2023.

Other revenue

Other revenue comprises grant revenue and collaboration revenue, which were immaterial for the three months ended March 31, 2024.

Total revenue decreased by $1.7 billion, or 91%, for the three months ended March 31, 2024, compared to the same period in 2023, mainly due to a reduction in net product sales of our COVID-19 vaccine.

Net product sales decreased by $1.7 billion, or 91%, for the three months ended March 31, 2024, compared to the same period in 2023. This was primarily due to lower sales volumes in regions outside the United States, coupled with the market's transition to a seasonal commercial pattern for the COVID-19 vaccine market. Additionally, the decrease in sales volume was attributed to the fact that in the prior year period, we primarily delivered doses that had been deferred from 2022. This decline was partially offset by a higher average selling price, particularly in the United States, where commercial market sales commenced in the third quarter of 2023.

Other revenue decreased by $34 million, or 100%, for the three months ended March 31, 2024, compared to the same period in 2023, mainly due to a reduction in grant revenue under our agreement with BARDA for the development of our COVID-19 vaccine.

Operating expenses

Cost of sales

Cost of sales for the three months ended March 31, 2024 was $96 million, which include third-party royalties of $8 million, inventory write-downs of $30 million, and unutilized manufacturing capacity and winddown costs of $27 million. Cost of sales for the three months ended March 31, 2023 was $792 million, including third-party royalties of $86 million, inventory write-downs of $148 million, unutilized manufacturing capacity of $135 million, and losses on firm purchase commitments and related cancellation fees of $95 million. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges. These charges in 2024, other than royalties, were largely attributable to end-of-season demand adjustments and commitments related to manufacturing capacity.

Cost of sales for the three months ended March 31, 2024 decreased by $696 million, or 88%, compared to the same period in 2023. Cost of sales as a percentage of net product sales for the three months ended March 31, 2024 was 58%, compared to 43% for the same period in 2023. The decrease in cost of sales in 2024 was primarily driven by lower sales volume coupled with reduced unutilized manufacturing capacity, inventory write-downs and losses on firm purchase commitments and related cancellation fees. Conversely, the increase in cost of sales as a percentage of net product sales in 2024 was mainly due to the low level of net product sales compared to the prior year, reflecting a decline in product demand and increased product seasonality.

Despite the increase in the cost of sales as a percentage of net product sales in the first quarter of 2024 compared to the same period in 2023, we anticipate that the full year cost of sales as a percentage of net product sales for 2024 will be lower than the 70% experienced in 2023. This expectation is based on projected improvements in our manufacturing efficiency and expected reductions in inventory write-downs. However, due to the strong seasonality of our business, we expect this percentage to be higher in the first half of the year than the second half of the year.

Research and development expenses

Research and development expenses decreased by $68 million, or 6%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily attributable to a reduction in upfront license payments of $85 million. Additionally, there were decreases in manufacturing costs for clinical trial materials of $44 million and clinical trial expenses of $35 million, largely driven by lower clinical development spending on our COVID-19, RSV and seasonal flu programs. These reductions were partially offset by an increase in personnel-related costs and stock-based compensation of $54 million, mainly driven by an increased headcount in the research and development functions.

We anticipate a modest reduction in research and development expenses in 2024 compared to 2023 levels. We continue to advance the development of variant-specific and next-generation COVID-19 vaccine candidates, and continue to develop our pipeline and advance our product candidates into later-stage development, in particular those in ongoing Phase 3 studies, including our RSV, seasonal flu, CMV and combination vaccine programs, as well as our INT program.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $31 million, or 10%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was mainly due to an $80 million reduction in consulting and outside services across all functions. This decrease was partially offset by an increase in personnel-related costs and stock-based compensation of $31 million, primarily driven by an expanded headcount in digital, medical affairs and commercial functions to support our digital and artificial intelligence initiatives and marketed products.

We anticipate that selling, general and administrative expenses in 2024 will be slightly lower than the levels experienced in 2023. This reflects our ongoing commitment to efficiency as we expand our global commercial, regulatory, sales and marketing infrastructure. Moreover, it aligns with our strategic focus on advancing our program development and enhancing our overall business processes.

Interest income

Interest income increased by $11 million, or 10%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase in interest income from our investments in marketable securities for the three month period in 2024 was mainly attributable to an overall higher interest rate environment, partially offset by lower average investment balances.

Other expense, net

The following tables summarize other expense, net for the periods presented (in millions):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Loss on investments	$(15)	$(35)	$20	(57)%
Interest expense	(6)	(9)	3	(33)%
Other income (expense), net	2	(4)	6	150%
Total other expense, net	$(19)	$(48)	$29	(60)%

Total other expense, net decreased by $29 million, or 60%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in other expense, net for the three months ended March 31, 2024 was primarily due to decreases in losses on available-for-sale debt securities and equity investments. Our interest expense is primarily related to our finance leases. Please refer to Note 10 to our condensed consolidated financial statements.

Income taxes

We had a tax provision of $10 million for the three months ended March 31, 2024. Provision for income taxes increased by $394 million, or 103%, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes on a consolidated basis. We cannot recognize tax benefits from the loss due to our global valuation allowance, which we continue to maintain against the majority of our global deferred tax assets. As a result of the valuation allowance, the effective tax rate for the three months ended March 31, 2024 is not comparable to the same period in prior year. Please refer to Note 13 to our condensed consolidated financial statements.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of March 31, 2024 and December 31, 2023 (in millions):

	March 31,	December 31,
	2024	2023
Financial assets:
Cash and cash equivalents	$2,051	$2,907
Investments	6,472	5,697
Investments, non-current	3,638	4,677
Total	$12,161	$13,281

Working capital:
Current assets	$9,600	$10,325
Current liabilities	2,380	3,015
Total	$7,220	$7,310

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of March 31, 2024 decreased by $1.1 billion, or 8%, compared to December 31, 2023. During the three months ended March 31, 2024, we had a net cash outflow from operating activities of $989 million and purchases of property and equipment of $196 million.

Working capital, which is current assets less current liabilities, as of March 31, 2024 decreased by $90 million, or 1%, compared to December 31, 2023, primarily due to a decrease in accounts receivable of $755 million mainly due to timing of collections, and an increase in other current liabilities of $124 million driven by estimated reimbursements to wholesalers for wholesaler chargebacks. This was partially offset by a decrease in accrued liabilities of $402 million and a decrease in accounts payable of $337 million, both of which were driven by lower spend in manufacturing and development.

As of March 31, 2024, we did not have any off-balance sheet arrangements, other than those obligations and commitments disclosed herein.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(989)	$(1,225)
Investing activities	118	2,011
Financing activities	14	(542)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(857)	$244

Operating activities

We derive cash flows from operations primarily from cash collected from customer deposits and accounts receivable related to our COVID-19 vaccine product sales, as well as certain government-sponsored and private organizations, strategic alliances and funding arrangements. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business.

Beginning in the third quarter of 2020, we entered into supply agreements with the U.S. Government, foreign governments and international organizations for the supply of our COVID-19 vaccine and received upfront deposits. In the third quarter of 2023, we commenced sales of our COVID-19 vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and international organizations. In the U.S., our COVID-19 vaccine is sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. As of March 31, 2024, we had $580 million in deferred revenue related to customer deposits received or billable.

Net cash used in operating activities for the three months ended March 31, 2024 was $989 million and consisted of net loss of $1.2 billion, a net change in assets and liabilities, net of acquisition of business, of $60 million and non-cash adjustments of $126 million. Non-cash items primarily included stock-based compensation of $101 million, and depreciation and amortization of $36 million. The net change in assets and liabilities was mainly due to a decrease in accounts receivable of $755 million driven by timing of collections, and an increase in other liabilities of $130 million mainly due to estimated reimbursements to wholesalers for wholesaler chargebacks, partially offset by a decrease in accrued liabilities of $398 million and a decrease in accounts payable of $303 million, driven by overall lower spending in manufacturing and development.

Net operating cash flows increased by $236 million, or 19%, during the three months ended March 31, 2024, compared to the same period in 2023, primarily attributable to a change in deferred revenue of $786 million due to revenue recognized from deferred revenue in excess of customer deposits received, accounts receivable of $483 million related to timing of collections, deferred income taxes of $310 million driven by an increase in valuation allowance, and prepaid expenses and other assets of $215 million driven by a decrease in vendor prepayments and down payments, partially offset by a decrease in net income of $1.3 billion.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for land, building, leasehold improvements, manufacturing, laboratory, computer equipment and software, and business development.

Net cash provided by investing activities for the three months ended March 31, 2024 was $118 million, which primarily included proceeds from maturities and sales of marketable securities of $2.9 billion, partially offset by purchases of marketable securities of $2.5 billion, and purchases of property and equipment of $196 million.

Net investing cash flows decreased by $1.9 billion, or 94%, during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in purchases of marketable securities of $1.5 billion, and a decrease in proceeds from sale of marketable securities of $672 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $14 million, primarily due to proceeds from issuance of common stock through equity plans of $15 million.

Net cash provided by financing activities increased by $556 million, or 103%, during the three months ended March 31, 2024, compared to the same period in 2023, mainly due to a decrease in repurchases of common stock.

Operation and funding requirements

Our principal sources of funding as of March 31, 2024 consisted of cash and cash equivalents, investments, and cash we may generate from operations. We generated net income of $8.4 billion and $12.2 billion for the years ended in 2022 and 2021, respectively, following the authorization of our first commercial product in December 2020. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. We also incurred a net loss of $1.2 billion for the three months ended March 31, 2024 and a net loss of $4.7 billion for the year ended in 2023. We have retained earnings of $12.4 billion as of March 31, 2024.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our RSV, seasonal flu and CMV vaccine candidates, individualized neoantigen therapy, COVID-19 vaccines, including development of any new vaccines against variants of SARS-CoV-2, combination vaccines, late-stage clinical development, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we have substantial facility, lease and purchase obligations (refer to Note 10 and Note 11 to our condensed consolidated financial statements). We have entered into various collaboration and licensing agreements, as well as a research and development funding arrangement with third parties. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

We believe that our cash, cash equivalents, and investments as of March 31, 2024, together with cash expected to be generated from product sales, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID-19 vaccine in 2023, and this trend continued into the first quarter of 2024, reflecting the market's ongoing transition to a seasonal commercial pattern in the endemic COVID-19 vaccine market. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2024 compared to those disclosed in our 2023 Form 10-K.

Contractual Obligations

As of March 31, 2024, other than disclosed within Note 5, Note 10 and Note 11 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three months ended March 31, 2024.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including the intellectual property litigation described in our 2023 Form 10-K under the heading “Legal Proceedings.” Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A., “Risk Factors,” of our 2023 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property” and “Risks related to the manufacturing of our commercial products and product candidates.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended March 31, 2024, there were no shares repurchased. As of March 31, 2024, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2023 Form 10-K.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index

3.1
Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 23, 2024)

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
May 2, 2024
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
May 2, 2024
James M. Mock
Chief Financial Officer
(Principal Financial Officer)