Form 10-K
period 2024-12-31
Moderna, Inc.
filed 2025-02-21
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $42.1 billion. This excludes shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

As of February 14, 2025, there were 385,815,877 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•Uncertainty and evolving dynamics in the markets for COVID and RSV vaccines, and respiratory vaccines more generally, have in the past impacted and are likely to continue to impact our financial results;
•We have experienced commercial challenges and are likely to experience additional challenges in the future;
•The vaccine market, and pharmaceutical market more generally, is intensely competitive, and we may not compete effectively in the market for existing or new products, treatment methods or technologies;
•We may be unsuccessful in executing our cost efficiency and portfolio prioritization efforts;
•We may be unsuccessful or delayed in updating our COVID vaccine to protect against future variants of the SARS-CoV-2 virus;
•The commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors and others in the medical community;
•Sales of pharmaceutical products depend on the availability and extent of reimbursement from third-party payors, and we may be adversely impacted by changes to such reimbursement policies or rules;
•The market opportunities for our products and product candidates may be smaller than we believe, or we may be unable to successfully identify clinical trial participants;
•If we cannot obtain, or are delayed in obtaining, regulatory approvals and advisory committee recommendations, we will be unable to commercialize, or will be delayed in commercializing, our product candidates;
•Clinical development is lengthy and uncertain, and our clinical programs may be delayed or terminated, or may be more costly to conduct than we anticipate;
•Our products are, and any future products will be, subject to regulatory scrutiny;
•We or our third-party manufacturers may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management or shipping for any of our products;
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
•We are dependent on single-source suppliers for some of the components and materials used in, and the manufacturing processes required to develop and commercialize, our products and product candidates;
•We have entered, and may enter into, strategic alliances with third parties for product development and commercialization. If these alliances are unsuccessful, our business could be adversely affected;
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
•We incurred net losses in 2024 and 2023, and expect to incur additional losses in the future; we have a limited history of recognizing revenue from product sales and may note achieve long-term sustainable profitability;
•Our quarterly and annual operating results may fluctuate. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline;
•We may encounter difficulties in managing the development and expansion of our company;
•Our internal computer systems and physical premises, or those of third parties with which we share sensitive data or information, may fail or suffer security breaches, including from cybersecurity incidents, which could materially disrupt our product development programs and manufacturing operations; and
•The price of our common stock has been volatile, which could result in substantial losses for shareholders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our ability to drive use of Spikevax and mRESVIA and to increase market share;

•our focus on ten product approvals over the next three years;

•our ability to delivery cost efficiency across our business;

•our expectations regarding the size and durability of the commercial COVID and RSV vaccines markets and future demand for and sales of our products;

•our ability to continue to develop effective variant-specific versions of our COVID vaccine;

•the potential and timing for future data readouts, regulatory filings, regulatory approvals and commercial launches;

•the timing of initiation, progress, completion, results (including interim data) and cost of our clinical trials, as well as those of our collaborators;

•our ability to successfully contract with third-party suppliers, distributors and manufacturers;

•our ability and the ability of third parties with whom we contract to successfully manufacture, supply and distribute our products, at scale, as well as drug substances, delivery vehicles and product candidates;

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

•the buildout of our manufacturing and commercial operations, including our expectations regarding the completion and licensing of manufacturing facilities in Australia, Canada and the United Kingdom;

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

PART I

Item 1. Business

Moderna is a leader in the creation of the field of messenger RNA (mRNA) medicine. Through the advancement of mRNA technology, we are reimagining how medicines are made and transforming how we treat and prevent disease for everyone. By working at the intersection of science, technology and health for more than a decade, we have developed medicines at unprecedented speed and efficiency, including one of the earliest and most effective COVID vaccines.

Our mRNA platform has enabled the development of medicines across four franchises: respiratory virus vaccines, latent and other virus vaccines, oncology therapeutics and rare disease therapeutics. With a unique culture and a global team driven by the Moderna values and mindsets to responsibly change the future of human health, we strive to deliver the greatest possible impact to people through mRNA medicines.

Our first commercial product, Spikevax (our COVID vaccine), has helped hundreds of millions of people worldwide combat COVID-19. SARS-CoV-2, the virus that causes COVID-19, continues to evolve, and in 2023, the COVID vaccine market shifted from a pandemic to an endemic, seasonal commercial market. In 2024, we became a multi-product company with the approval of our second commercial product, mRESVIA, our mRNA respiratory syncytial virus (RSV) vaccine for older adults. In 2024, we achieved net product sales of $3.1 billion, largely from sales of Spikevax.

Beyond our commercial products, we continue to demonstrate the potential of our platform technology. In 2024, we shared four positive Phase 3 data readouts across our respiratory portfolio—for our next-generation COVID vaccine, our RSV vaccine for high-risk adults aged 18 to 59, our seasonal flu+COVID combination vaccine and our seasonal flu vaccine. In the area of oncology therapeutics, we continue to demonstrate the potential clinical benefit of our individualized neoantigen therapy (INT) (mRNA-4157), which is being developed in collaboration with Merck. We and Merck have rapidly expanded clinical studies to several tumor types and completed enrollment of the Phase 3 clinical trial for adjuvant melanoma in 2024. Additionally, in 2024, we also took steps to move two of our rare disease therapeutics programs—targeting propionic acidemia (PA) and methylmalonic acidemia (MMA)—toward registrational trials. We also achieved milestones in our latent and other vaccines franchise, including the initiation of a Phase 3 study of our norovirus vaccine.

Our success in research and development is a testament to our platform. Moving forward, we are taking a paced approach to our research and development investment. We entered 2025 with a focus on a prioritized portfolio addressing our four franchises where there is unmet need.

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
Our success in developing, manufacturing and commercializing vaccines against COVID-19 and RSV demonstrates the potential of mRNA medicines to help people and patients in far-reaching ways that could exceed the impact of traditional approaches to medicine.
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

OUR STRATEGY
We believe that the development of mRNA medicines represents a significant breakthrough for patients, our industry and human health globally. Our success in developing one of the earliest and most effective COVID vaccines, at unprecedented speed and efficiency, demonstrates the promise of mRNA medicine. Our COVID vaccine has helped hundreds of millions of people worldwide combat COVID-19. Beyond COVID, our platform continues to be highly productive, with our RSV vaccine representing our second commercial product and eleven programs in late-stage development.

We are currently focused on three strategic priorities:

1.Driving use of Spikevax and mRESVIA. Spikevax and mRESVIA are the foundation of our respiratory vaccine portfolio and we expect to participate in the full contracting season in the United States for both in 2025 for the first time. We will continue to work with all market channels to maximize the availability of Spikevax. Internationally, we plan to bring manufacturing plants online in Australia, Canada and the United Kingdom (UK) in 2025, subject to execution of manufacturing plant licensures. With a full season of RSV contracting in 2025, our goal is to increase mRESVIA’s market share in the United States and market access globally.

2.Focusing on ten product approvals over the next three years to drive sales growth. Our prioritized programs span our four franchises: respiratory, latent and other virus, oncology and rare diseases. We expect execution of this priority to drive sales growth and fund our next wave of research and development investment. For nine of these programs, we have near-term milestones, including up to three potential 2025 approvals for our next-generation COVID vaccine, our RSV vaccine for high-risk adults aged 18 to 59, and our flu+COVID combination vaccine for adults 50 years and older. We also anticipate up to six upcoming registrational data readouts for our cytomegalovirus (CMV), seasonal flu, norovirus, INT for adjuvant melanoma, PA and MMA product candidates.

3.Delivering cost efficiency across the business. We plan to continue improving efficiency by further reducing our research and development and selling, general and administrative expenses in 2025. By 2027, we expect to decrease annual research and development expenses by approximately $1.0 billion compared to 2024. On cost of sales, we will work to continue to drive efficiency through manufacturing productivity improvements to achieve operating leverage.

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

Harnessing the power of mRNA through modalities
Within our platform, we invest in science to invent novel ways to deliver mRNA into various cell types. Each novel delivery system is a new application, called a “modality.” While the programs within a modality may target diverse diseases, they share similar mRNA characteristics and manufacturing processes to achieve shared product features.

We believe that the high technological correlation within a modality allows us to rapidly accelerate the expansion of programs within that modality based on learnings from the earlier programs, while the lower technology correlation between modalities allows us to compartmentalize the technology risks. Additionally, because programs within a modality pursue diverse diseases, they often have uncorrelated biology risk. New modalities and product candidates can create a network effect by helping us gain additional insight into the other programs in our pipeline.

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

OUR PIPELINE

Over the last decade, we have advanced in parallel a diverse development pipeline that currently consists of 44 therapeutic and vaccine programs, eleven of which are in late-stage development. The scope of our pipeline reflects the breadth of biology addressable using mRNA technology, and spans four franchises: respiratory virus vaccines, latent and other vaccines, oncology therapeutics, and rare disease therapeutics.

Our selection process for advancing new product candidates reflects both program-specific and portfolio-wide considerations. Program-specific criteria include, among other relevant factors, the severity of the unmet medical need, the biology risk of our chosen target or disease, the feasibility of clinical development, the costs of development and the commercial opportunity. Portfolio-wide considerations include the ability to demonstrate technical success for our platform components within a modality, thereby increasing the probability of success and learnings for subsequent programs. We are currently focusing our efforts on delivering up to ten prioritized products over the next three years to drive sales growth and fund the next wave of research and development investment.

The diversity of proteins made from mRNA within our development pipeline is shown in the figure below.

Our full pipeline is shown in the figure below:

Category	Program	Candidate	Stage (Preclinical / Phase 1 / Phase 2 / Phase 3 / Commercial)	Partner
Respiratory Vaccines: Adults	**COVID-19 vaccine**	Spikevax®	Commercial	
	COVID-19 vaccine Next-gen	mRNA-1283	Phase 3	
	Flu vaccines	mRNA-1010	Phase 3	
		mRNA-1020	Phase 2	
		mRNA-1030	Phase 2	
		mRNA-1011	Phase 2	
		mRNA-1012	Phase 2	
	RSV vaccine older adults	mRESVIA®	Commercial	
	RSV vaccine 18-59 high risk	mRNA-1345	Phase 3	
	Flu + COVID vaccine	mRNA-1083	Phase 3	
	Pandemic Flu	mRNA-1018	Phase 2	
	RSV + hMPV vaccine	mRNA-1365	Phase 1	
Respiratory Vaccines: Adolescents & Pediatrics	**COVID-19 vaccine** adolescents	Spikevax®	Commercial	
	COVID-19 vaccine pediatrics	mRNA-1273	Commercial	
	RSV vaccine pediatrics	mRNA-1345	Phase 2	
Latent vaccines	**CMV vaccine**	mRNA-1647	Phase 3	
	EBV vaccine to prevent infectious mononucleosis	mRNA-1189	Phase 1	
	EBV vaccine to prevent or treat long term EBV sequelae	mRNA-1195	Phase 1	
	HSV vaccine	mRNA-1608	Phase 2	
	VZV vaccine	mRNA-1468	Phase 2	
	HIV vaccines	mRNA-1644	Phase 1	IAVI funded
		mRNA-1574	Phase 1	IAVI/others funded
Enteric vaccines	**Norovirus vaccines**	mRNA-1403	Phase 3	
		mRNA-1405	Phase 2	
Bacterial vaccines	**Lyme vaccines**	mRNA-1975	Phase 2	
		mRNA-1982	Phase 2	
Public health vaccines	**Zika vaccine**	mRNA-1893	Phase 2	BARDA funded
	Nipah vaccine	mRNA-1215	Phase 1	NIH funded
	Mpox vaccine	mRNA-1769	Phase 1	
Oncology	**INT: Adjuvant melanoma**	mRNA-4157	Phase 3	MERCK
	INT: Adjuvant NSCLC	mRNA-4157	Phase 3	MERCK
	INT: Adjuvant NSCLC post neoadjuvant treatment	mRNA-4157	Phase 3	MERCK
	INT: cSCC	mRNA-4157	Phase 2	MERCK
	INT: RCC	mRNA-4157	Phase 2	MERCK
	INT: Bladder cancer	mRNA-4157	Phase 2	MERCK
	INT: Early and late solid tumor (first in human)	mRNA-4157	Phase 1	MERCK
	Checkpoint adaptive immune modulation therapy	mRNA-4359	Phase 2	
Rare Disease Therapeutics	**Propionic acidemia (PA)**	mRNA-3927	Phase 2	
	Methylmalonic acidemia (MMA)	mRNA-3705	Phase 2	
	Glycogen storage disease type 1a (GSD1a)	mRNA-3745	Phase 1	
	Ornithine transcarbamylase deficiency (OTC)	mRNA-3139	Preclinical	
	Phenylketonuria (PKU)	mRNA-3210	Preclinical	
	Crigler-Najjar syndrome type 1 (CN-1)	mRNA-3351	Preclinical	Provided to ILCM free of charge
	Cystic fibrosis (CF)	mRNA-3692 / VX-522	Phase 1	VERTEX

RESPIRATORY FRANCHISE

We have two commercial respiratory virus vaccines—Spikevax (our COVID vaccine) and mRESVIA (our RSV vaccine for older adults). Additionally, we have achieved four positive Phase 3 data readouts for our next-generation COVID vaccine (mRNA-1283), our RSV vaccine for high-risk adults aged 18 to 59 (mRNA-1345), our seasonal flu+COVID vaccine (mRNA-1083), and our seasonal flu vaccine (mRNA-1010). We have a total of 15 respiratory programs in our current portfolio, summarized below.

COVID vaccines (Spikevax/mRNA-1273, next-generation mRNA-1283)

Spikevax is approved for use in jurisdictions globally. COVID-19 is caused by the SARS-CoV-2 virus that was first identified in humans in 2019, driving a global pandemic resulting in millions of deaths. The risk of mortality increases with age and the risk of severe disease and mortality increases for persons with certain pre-existing diseases or comorbid conditions, such as cardiovascular disease, diabetes, chronic lung disease and obesity.

As the SARS-CoV-2 virus continues to evolve, Spikevax continues to be a key tool in fighting COVID-19. As part of our strategy to continue to combat COVID-19, we develop and assess variant-specific versions of our COVID vaccine. In August and September 2024, we received regulatory approvals in major markets for our updated COVID vaccine, targeting the JN.1 (mRNA-1273.167) and KP.2 (mRNA-1273.712) subvariants of SARS-CoV-2, based on the new variant composition requests from different public health bodies. We developed JN.1 and KP.2 formulations of mRNA-1273 in accordance with regulatory guidance, with the goal of broadening vaccine-induced immunity and providing protection against circulating SARS-CoV-2 variants. We have also observed preliminary clinical trial data showing that these vaccines generate a robust immune response (cross-neutralization) against currently circulating variants of SARS-CoV-2.

The FDA has approved Spikevax for individuals 12 years and older, and granted Emergency Use Authorization for individuals aged six months through 11 years. Spikevax has also been authorized for individuals six months and older in other key markets, including the European Union (EU), Canada and Japan.

Forward-looking references to our COVID vaccine in this Annual Report on Form 10-K may include future modifications to mRNA-1273 or other product candidates that are designed to provide protection against variants of the SARS-CoV-2 virus.

In addition to Spikevax, we have advanced other COVID vaccine candidates into the clinic as part of our effort to fight the evolving SARS-CoV-2 virus. In June 2024, we announced positive Phase 3 efficacy data for our next-generation COVID vaccine, mRNA-1283. In September 2024, we shared additional data for mRNA-1283, which included non-inferior relative vaccine efficacy (rVE) compared to Spikevax. We filed for FDA approval for mRNA-1283 in 2024 using a priority review voucher, and have been assigned a Prescription Drug User Fee Act (PDUFA) goal date of May 31, 2025. Our goal with mRNA-1283 is to facilitate easier distribution and administration by healthcare providers, as it is designed to have enhanced stability in refrigerated conditions and packaged in pre-filled syringes.

As SARS-CoV-2 evolves, we continue to perform continuous epidemiological monitoring, genomic surveillance and risk assessments of variants of concern to determine which new variants may have the ability to circumvent immunity provided by currently approved COVID vaccines. For variants that appear to be growing in circulation and have evolved the ability to evade immunity, we proactively develop new product candidates. We have taken several of these candidates to clinical trials, and our monitoring activities allow for expedited delivery of new vaccines in the event that regulatory agencies request specific vaccine composition updates to address public health needs.

RSV vaccine (mRESVIA/mRNA-1345)

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

We are developing an RSV vaccine (mRNA-1345) for children, pregnant women and adults. mRNA-1345 encodes an engineered form of the RSV F protein stabilized in the prefusion conformation and is formulated in our proprietary LNP. In May 2024, we announced the FDA approved mRNA-1345, brand name mRESVIA, for the prevention of RSV-associated lower respiratory tract disease (RSV-LRTD) in adults 60 years or older. Subsequently, the Advisory Committee on Immunization Practices (ACIP) issued a recommendation for all unvaccinated people aged 75 years and older and unvaccinated people aged 60 to 74 who are at increased risk for RSV to receive the vaccine for the prevention of RSV-associated LRTD and acute respiratory disease. mRESVIA was approved in the EU in August 2024 and in Canada in November 2024 for the same indication and ages. It has been approved in additional jurisdictions globally.

In September 2024, we announced that our Phase 3 (P303) study designed to test immunogenicity and safety in high-risk adults aged 18 to 59 met all primary immunogenicity endpoints and was well-tolerated with no safety concerns identified. We filed a supplemental Biologics License Application (sBLA) for U.S. approval in December 2024 to extend the indicated age range of mRNA-1345 to high-risk adults 18 to 59 years old using a priority review voucher, and have been assigned a PDUFA goal date of June 12, 2025. A Type II Variation in the EU and a Supplemental New Drug Submission in Canada were also filed in January 2025 for extension of the indication in those countries to high-risk adults 18 to 59 years old.

We have additional Phase 3 studies that have generated data in adults to explore co-administration with licensed flu or COVID vaccines, revaccination with mRNA-1345, and expansion to adults aged 18 and older who are immunocompromised due to solid organ transplant. In pediatrics, mRNA-1345 has ongoing safety follow up in Phase 1 and Phase 2 studies, and we are conducting a Phase 2 study in maternal populations. In the third quarter of 2024, we announced the discontinuation of our program of RSV in infants (seronegative, <2 years).

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

In February 2023, we announced interim results from the P301 study of mRNA-1010. The results indicated that mRNA-1010 achieved higher seroconversion rates for A/H3N2 and A/H1N1, as well as superiority on geometric mean titer ratios for A/H3N2 and non-inferiority on geometric mean titer rations for A/H1N1. Non-inferiority was not met for either endpoints for the influenza B/Victoria- or B/Yamagata-lineage strains. mRNA-1010 showed an acceptable safety and tolerability profile. In April 2023, we announced the P302 study of mRNA-1010 did not accrue sufficient cases at the interim efficacy analysis to declare early success in the Phase 3 Northern Hemisphere efficacy trial. In September 2023, we announced the P303 immunogenicity and safety study of mRNA-1010 met all 8 co-primary endpoints with an updated formulation that was able to generate an improved immune response to influenza B strains. mRNA-1010 also elicited higher titers than the licensed comparator against all strains in this study. In September 2024, we shared results in an older adult extension study of P303, where mRNA-1010 met all primary immunogenicity endpoints, including superiority for all strains, compared to a licensed enhanced flu vaccine and showed an acceptable reactogenicity profile. We also announced that we are no longer pursuing an accelerated approval pathway for mRNA-1010, and plan to start a confirmatory vaccine efficacy study, funded by project financing through Blackstone Life Sciences, a partnership we announced earlier in 2024. We have initiated the two-season Phase 3 efficacy study (P304) for mRNA-1010.

Combination vaccines (mRNA-1083 and mRNA-1365)

We are developing combination vaccine candidates to simplify and facilitate protection against a range of respiratory diseases.

mRNA-1083, our next-generation COVID and seasonal influenza combination vaccine, encodes the same antigens as our updated seasonal influenza vaccine (mRNA-1010) and our next-generation COVID vaccine (mRNA-1283). In June 2024, we announced that our Phase 3 clinical trial of mRNA-1083 met its primary endpoints, eliciting higher immune responses against influenza virus and SARS-CoV-2 than licensed flu and COVID vaccines in adults 50 years and older, including an enhanced influenza vaccine in adults 65 years and older. We filed for FDA approval for mRNA-1083 in November 2024. We have also filed mRNA-1083 for approval in other geographies including the EU, Canada, Australia and the UK. Demonstration of vaccine efficacy in our ongoing Phase 3

mRNA-1010 flu study may be required to support approval of mRNA-1083 in some markets. In addition, we are preparing to start a Phase 2 study evaluating the safety, reactogenicity and immunogenicity of mRNA-1083 in adults aged 18 to 64.

Safety follow-up continues in our Phase 1 study for mRNA-1365 in children five to 23 months of age.

We are evaluating a new COVID, seasonal flu and RSV combination vaccine using our updated mRNA-1010 composition as well as our next-generation COVID vaccine (mRNA-1283), and are planning development in older adults. We also plan to evaluate an updated version of mRNA-1365, our RSV and hMPV combination vaccine in older adults.

We have discontinued development of mRNA-1230, our first-generation COVID, seasonal flu and RSV combination vaccine, and mRNA-1045, our seasonal flu and RSV combination vaccine.

Pandemic influenza vaccine (mRNA-1018)

An influenza pandemic is a global outbreak of a new influenza A virus that is very different from current and recently circulating human seasonal influenza A viruses. Pandemic strains can arise by antigenic shift, which is the exchange of genetic segments between a (non-human) influenza virus with another influenza virus; this can occur through a simultaneous infection of an animal (e.g., swine) or humans with multiple influenza viruses.

We are developing a pandemic influenza vaccine candidate that encodes for hemagglutinin (HA) glycoproteins with the support of Biomedical Advanced Research and Development Authority (BARDA). In 2023, we initiated a Phase 1/2 study to generate safety and immunogenicity data of our investigational pandemic influenza vaccine (mRNA-1018) in healthy adults 18 years of age and older. The study includes vaccine candidates against H5 and H7 avian influenza viruses.

In July 2024, we announced a project award of $176 million through the Rapid Response Partnership Vehicle (RRPV) to accelerate the development of mRNA-based pandemic influenza vaccines. In January 2025, the agreement was expanded through the RRPV, funded by BARDA. The agreement provides additional funding up to $590 million to support the late-stage development and licensure of mRNA-based pre-pandemic influenza vaccines. In addition, the funding will enable the expansion of clinical studies for up to five subtypes of pandemic influenza, enhancing our preparedness to address emerging public health threats.

LATENT AND OTHER FRANCHISE

We have prioritized the development of vaccines against two latent and other viruses with unmet or underserved needs: our vaccine against cytomegalovirus (CMV) (mRNA-1647) and our trivalent norovirus vaccine (mRNA-1403). We have a total of 14 latent and other virus vaccines programs in our current portfolio, summarized below.

Vaccines against latent viruses

CMV vaccine (mRNA-1647)

CMV is a common human pathogen and member of the herpes virus family. Congenital CMV (cCMV) results when infected mothers transmit the virus to their unborn child and it is the leading infectious cause of birth defects in the United States. cCMV infection is well-established to occur at a rate of approximately 1 in 200 live births or 0.5%. As a result, the total number of infants in the U.S. born each year who are infected with cCMV fall within the range of 14,400-20,500. There is currently no available vaccine for CMV and a vaccine that leads to durable immunity in women of child-bearing age would address a critical unmet need in the prevention of congenital CMV infection.

Our CMV vaccine candidate, mRNA-1647, combines six mRNAs in one vaccine. These six mRNAs encode proteins located on the surface of CMV: five mRNAs encode the subunits that form the membrane-bound pentamer complex and one mRNA encodes the full-length membrane-bound glycoprotein B (gB). Both pentamer and gB are essential for CMV to infect barrier epithelial surfaces and gain access to the body, which is the first step in CMV infection. mRNA-1647 is designed to produce an immune response against both pentamer and gB for the prevention of CMV infection, which could reduce the risk of birth defects and post-transplant infections.

We are conducting an ongoing pivotal Phase 3 study for mRNA-1647, known as CMVictory, to evaluate the safety and efficacy of mRNA-1647 against primary CMV infection in female participants 16 to 40 years of age. The study is fully enrolled and accruing cases. The Data Safety Monitoring Board (DSMB) met to review the initial study data in December 2024, and informed us that the criterion for early efficacy was not met. The DSMB recommended that the study continue as planned. We remain blinded and anticipate final efficacy data from the study in 2025.

We are also conducting a Phase 1/2 study of mRNA-1647 in participants 9 to 15 years of age. The study is enrolling and will evaluate the safety and immunogenicity of mRNA-1647 to inform the selection of a dose level for subsequent development in this age group.

Additionally, in April 2023 we announced that a Phase 2 proof-of-concept study for mRNA-1647 in allogeneic hematopoietic cell transplant (HCT) patients had started enrollment. Enrollment is ongoing.

EBV vaccine (mRNA-1189 and mRNA-1195)

Epstein-Barr virus (EBV) is a member of the herpesvirus family that infects approximately 90% of people in the U.S. by adulthood, with primary infection typically occurring during childhood or late adolescence (approximately 50% and 89% seropositivity, respectively). EBV is the major cause of infectious mononucleosis, accounting for over 90% of the cases in the U.S. each year. Infectious mononucleosis can debilitate patients for weeks to months and, in some cases, can lead to hospitalization due to complications such as splenic rupture. EBV infection is also associated with the development and progression of certain lymphoproliferative disorders, cancers and autoimmune diseases. In particular, EBV infection and infectious mononucleosis are associated with increased risk of developing multiple sclerosis (MS), an autoimmune disease of the central nervous system. MS is the most common neurodegenerative disorder of the central nervous system, affecting approximately 2.8 million individuals worldwide of which approximately 1 million live in the U.S. MS leads to progressive disability, with profound socioeconomic impact on the patients, caregivers and the healthcare system.

We are developing two EBV vaccine candidates—a vaccine to prevent infectious mononucleosis (mRNA-1189) and a vaccine to prevent or treat the longer-term sequelae of EBV infection (mRNA-1195). We believe that an effective EBV vaccine must generate an immune response against antigens that are required for viral entry and reactivation in susceptible cell types. mRNA-1189 is designed to elicit an immune response to EBV envelope glycoproteins, which are required for infection of both epithelial and B cells. mRNA-1195 encodes for entry glycoproteins and latent antigens aimed at inducing an antibody and T cell response, and will be investigated in the context of post-transplant lymphoproliferative disorders and multiple sclerosis.

We are conducting Phase 1, randomized, observer-blind, placebo-controlled studies of mRNA-1189 and mRNA-1195. The primary purpose of these studies is to assess the safety, tolerability and immunogenicity of these vaccine candidates. In March 2024, we shared Phase 1 data for mRNA-1189, where the randomized, observer-blind, placebo-controlled study showed mRNA-1189 was immunogenic and generally well tolerated across all dose levels. We have since initiated a dose finding Phase 2 study for mRNA-1189 that is currently in active enrollment. Our Phase 1 study for mRNA-1195 is ongoing, and we announced in March 2024 that the first part of the study was fully enrolled.

HSV vaccine (mRNA-1608)

Herpes simplex viruses (HSV), commonly known as herpes, are categorized into two types: HSV-1 primarily spreads by oral contact and is most commonly associated with cold sores, while HSV-2 spreads through sexual contact and is the main cause of recurrent genital herpes. Both viruses establish life-long latent infections within nearby sensory neurons from which they can reactivate and re-infect the skin. There is a significant burden of disease from HSV genital infections. Diagnosed, symptomatic genital herpes causes a reduction in quality of life, which antivirals (current standard of care) only partially restore. In the United States, approximately 18.6 million adults aged 18 to 49 years are living with HSV-2. Globally, an estimated 520 million persons have HSV-2 infection, representing 13% of the world’s population aged 15 to 49 years. We believe that an HSV vaccine could offer significant therapeutic benefit to patients, improve treatment compliance and quality of life. We aim to induce a strong antibody response with neutralizing and effector functionality combined with cell-mediated immunity.

We are conducting a Phase 1/2, randomized, observer-blind, controlled, dose-ranging study of mRNA-1608, our HSV vaccine candidate against recurrent HSV-2 disease, in health adults 18 to 55 years of age with recurrent HSV-2 genital herpes. The primary purpose of this study is to assess safety and immunogenicity data, and establish a proof-of-concept of clinical benefit. In March 2024, we announced that this study is fully enrolled with over 300 participants in the U.S.

VZV vaccine (mRNA-1468)

Herpes zoster, also known as shingles, is caused by reactivation of the varicella zoster virus (VZV) and occurs in approximately one in three adults in their lifetime, with incidence significantly increasing after 50 years of age. Protective immunity against VZV wanes as the immune system ages, allowing reactivation of the virus from latently infected neurons, causing painful and itchy lesions. Serious herpes zoster complications include postherpetic neuralgia (10-13% of herpes zoster cases), bacterial coinfections and cranial and peripheral palsies; 1-4% of individuals with herpes zoster cases are hospitalized for complications. Severity of disease and likelihood of complications, including postherpetic neuralgia (PHN) also increases with age. People with immunocompromising conditions, people using immunosuppressive therapies, people living with HIV, and hematopoietic stem cell (HSCT) and solid organ transplant

(SOT) recipients have an increased risk of developing herpes zoster. The current standard of care for prevention of shingles is Shingrix, an FDA-approved vaccine for use in adults 50 years and older, and other patients at increased risk for shingles due to immunodeficiency or immunosuppression caused by known disease or therapy. Shingrix was found to be more than 90% efficacious against herpes zoster in adults aged 50 to 70 over more than three years of follow-up in pivotal trials, with only a slight reduction in efficacy in adults over age 70.

We are conducting an ongoing Phase 1/2, randomized, observer-blind, active-controlled, dose-ranging study to evaluate the safety, reactogenicity and immunogenicity of mRNA-1468, compared head-to-head with Shingrix, in healthy adults, aged 50 years and older. The first participant was dosed in February 2023 and enrollment of 500 participants was completed in June 2023. Subsequently, we expanded the study to evaluate two additional dose levels, with enrollment now totaling over 650 participants. In March 2024, we presented initial data from a Phase 1/2 trial, which showed that mRNA-1468 elicited strong antigen-specific T cell responses at one month after the second dose and was generally well-tolerated. Results of the first interim analysis support the further clinical development of mRNA-1468 for the prevention of shingles.

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

We are developing two HIV vaccine candidates—mRNA-1644 and mRNA-1574—both of which are in Phase 1 clinical trials. In collaboration with the International AIDS Vaccine Initiative (IAVI), NIAID and the Gates Foundation, mRNA-1644 is testing a novel HIV vaccine strategy in humans as delivered by mRNA to elicit broadly neutralizing HIV-1 antibodies (bnAbs) through sequential vaccination of novel prime and boost antigens that induce specific B-cell responses. In collaboration with IAVI, Scripps, NIH and the HIV Vaccine Trials Network, mRNA-1574 is testing multiple native-like HIV trimer mRNAs in humans to improve our understanding of how to make stable and immunogenic native-HIV trimers.

Vaccines against enteric viruses

Norovirus vaccines (mRNA-1403 and mRNA-1405)

Norovirus is the leading cause of acute gastroenteritis (AGE), responsible for approximately 1 in 5 of all AGE cases worldwide and resulting in substantial health care burden. Annually, norovirus causes an estimated 677 million AGE cases and 213,000 deaths globally, including more than 70,000 deaths in children under the age of five. The global economic impact is estimated at $64.5 billion per year. The incidence of norovirus AGE is highest among young children, while disease severity is most pronounced in young children, older adults, and individuals with underlying medical conditions. In high-income settings such as the U.S., deaths are concentrated among older adults. Norovirus is highly infectious and difficult to control, often causing large and costly outbreaks in closed or semi-closed settings, including daycares, schools, cruise ships, long term care facilities and healthcare institutions. In the U.S., norovirus accounts for an estimated 20 million infections, 100,000 hospitalizations and 900 deaths annually, with an associated economic cost of approximately $10.6 billion. The burden of norovirus among older adults is expected to rise alongside societal aging and the rising demand for institutionalized care.

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

We are currently developing pentavalent (mRNA-1405) and trivalent (mRNA-1403) vaccine candidates for norovirus. Both candidates were reviewed in a Phase 1 study to evaluate safety, reactogenicity and immunogenicity in healthy adult participants 18 to 49 years of age and 60 to 80 years of age. Approximately 660 participants were enrolled in the Phase 1 study, and dosing was completed in December 2023. In March 2024, we presented data demonstrating that a single dose of trivalent vaccine candidate mRNA-1403 was well-tolerated across all dose levels evaluated and elicited robust antibody responses against vaccine-matched norovirus genogroup I & II selected genotypes, including functional HBGA-blocking antibodies. In September 2024, we presented additional data that mRNA-1403 elicited robust histo-blood group antigen (HBGA) blocking antibody titers against a second strain in genotype II in older and younger adults.

In September 2024, we began dosing participants in a Phase 3 study of mRNA-1403. This Phase 3 trial is a randomized, observer-blind, placebo-controlled trial evaluating the efficacy, safety and immunogenicity of mRNA-1403. The trial aims to enroll up to 30,000 participants 18 years of age and older globally, across countries in the Northern Hemisphere (U.S., Canada, UK, Japan), and Panama and Australia. Up to 25,000 participants 60 years of age and older and up to 5,000 participants between 18 and 59 years of age will be enrolled to assess the ability of mRNA-1403 to protect against virus-matched moderate to severe norovirus AGE, with a focus on the older adult age group that is at greatest risk of severe outcomes including hospitalization and death.

The two-season Phase 3 study of mRNA-1403 is fully enrolled in the Northern Hemisphere and we are preparing second season enrollment in the Southern Hemisphere. The trial is currently on FDA clinical hold following a single adverse event report of a case of Guillain-Barré syndrome, which is currently under investigation. We do not expect an impact on the study's efficacy readout timeline as enrollment in the Northern Hemisphere has already been completed.

Bacterial vaccines

Lyme vaccines (mRNA-1975 and mRNA-1982)

Lyme disease is an illness caused by Borrelia bacteria, and is usually spread from the bite of a tick carrying the bacteria. Lyme disease affects approximately 120,000 people annually in the U.S. and Europe, with incidence increasing due to expanding tick territories driven by rising temperatures. The disease burden follows a bimodal age distribution, predominantly impacting children under 15 and older adults. Symptoms include rash, fever, headaches, fatigue, joint pain, swelling, stiffness, and headaches. While no vaccines are currently approved, prior Phase 3 trials of outer surface protein A (OspA) antigen-based vaccines achieved efficacy up to 92%, with protection linked to high levels of antigen-specific antibodies.

We are conducting a randomized, observer-blind, placebo-controlled, dose-ranging Phase 1/2 trial in healthy participants aged 18 to 70. This trial evaluates the safety and immunogenicity of a heptavalent (mRNA-1975) and monovalent (mRNA-1982) approach in parallel. mRNA-1982 targets Borrelia burgdorferi, responsible for nearly all Lyme cases in the U.S., while mRNA-1975 targets the four major Borrelia species causing disease in the U.S. and Europe.

No safety concerns have been identified across the evaluated dose levels for three injections of mRNA-1975/1982. Furthermore, three injections of mRNA-1975/1982 elicit robust anti-OspA IgG antibody responses, with titers up to ~1,300 times above baseline for OspA serotype 1 of Borrelia burgdorferi.

Public health vaccines

Zika vaccine (mRNA-1893)

The Zika virus is a single stranded RNA virus of the Flaviviridae family. Sero-epidemiology data suggest that it is endemic to regions of Africa and Asia, where the Aedes mosquito vectors are found. Zika virus is predominantly spread by mosquitos from the Aedes genus, but it can also be transmitted congenitally, sexually and through blood donation. Zika infection is usually asymptomatic or mild in adults, leading to fever, rash and conjunctivitis. However, infection of women during pregnancy can result in devastating fetal outcomes, including miscarriages, stillbirths, premature births, and congenital anomalies collectively known as congenital Zika syndrome (microcephaly, limb contractures, high muscle tone, eye abnormalities and hearing loss) in newborns. Microcephaly is a birth defect characterized by an abnormally small head and brain, associated with lifelong neurodevelopmental delay, seizures, intellectual disability, balance problems and dwarfism/short stature, resulting in significant disability and requiring lifelong support. In 2007, a Zika infection outbreak progressed across the Pacific islands. An outbreak observed in Brazil in 2015 soon spread across the Americas, which led the WHO to declare Zika a public health emergency of international concern in 2016. During the period, tens of thousands of cases of microcephaly and congenital Zika syndrome were reported in infants. Zika has also been associated with certain neurological sequelae, such as Guillain-Barré syndrome, reported in adults.

Our Zika vaccine candidate, mRNA-1893, encodes for the prME structural protein encapsulated in our proprietary LNP. In partnership with BARDA, we conducted Phase 1 and Phase 2 studies. Results of the Phase 1 study were previously published.

In November 2024, we presented data from the randomized, observer-blind, placebo-controlled, dose confirmation Phase 2 trial to evaluate the safety, tolerability, and immunogenicity of three regimens of mRNA-1893: a single dose regimen (100 μg) or 2-dose regimens (30 μg or 100 μg given 28 days apart), in adults aged 18 to 65 living in flavivirus endemic and non-endemic areas. The trial enrolled 808 participants (approximately 200 participants per study arm) from the continental United States and Puerto Rico. The main portion of the trial followed participants for 6 months after the last dose, with an optional extension phase for follow up to 22 months after last dose. Key findings from the main study showed that mRNA-1893 was generally safe and well tolerated, with no new safety concerns identified. Both 2-dose regimens (30 μg and 100 μg) elicited strong immune responses with no significant differences in neutralizing antibody (nAb) geometric mean titers across baseline serostatus. Our data (up to end of main study) suggests that a single vaccination of mRNA-1893 in a flavivirus-experienced population may be sufficient to induce robust nAb responses against Zika virus; in contrast, a prime-boost strategy with 2-doses of the mRNA-1893 will likely be required in a flavivirus-naive population to obtain a similar level of immunogenicity/protection.

Approximately half of the main study participants opted in the extension phase, which was completed in 2024; data analysis of the extension phase will provide insight into the long-term safety and durability of immune response to mRNA-1893. At this time, we do not anticipate advancing the Zika program into further development in the absence of external funding.

Nipah vaccine (mRNA-1215)

Nipah virus (NiV) is a zoonotic virus transmitted to humans from animals, contaminated food or through direct human-to-human transmission and causes a range of illnesses including fatal encephalitis. Severe respiratory and neurologic complications from NiV have no treatment other than intensive supportive care. The case fatality rate among those infected is estimated at 40-75%. NiV outbreaks cause significant economic burden to impacted regions due to loss of human life and interventions to prevent further spread, such as the slaughter of infected animals. NiV has been identified as the cause of isolated outbreaks in India, Bangladesh, Malaysia and Singapore since 2000 and is included on the WHO R&D Blueprint list of epidemic threats needing urgent research and development action.

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

Mpox vaccine (mRNA-1769)

Mpox is an infectious viral disease that affects humans and some other animals. It is caused by the monkeypox virus, a member of the Orthopoxvirus genus, which also includes Variola virus, the causative agent of smallpox. Although smallpox was eradicated in 1977, continued protection from smallpox is of great interest given the lethality of the infection and potential for use as an agent of bioterrorism. Other viruses associated with the Orthopoxvirus genus include cowpox, rabbitpox and camelpox.

There are two subtypes of the monkeypox virus—Clade I and Clade II, with Clade I endemic in Central Africa and Clade II in West Africa. Clade I is historically associated with more severe disease and increased mortality. Prior to 2022, mpox outbreaks were primarily sporadic, driven by zoonotic spillover in endemic regions. Transmission occurs mainly through close contact with lesions, bodily fluids and contaminated surfaces. Respiratory transmission via face-to-face interaction is also possible. The incubation period ranges from three to 17 days, followed by characteristic progressive rash and systemic symptoms, including fever, chills, lymphadenopathy, fatigue, muscle ache and headache. In 2022, a global outbreak of the Clade II mpox virus was declared a Public Health Emergency of International Concern by the WHO. The outbreak resulted in more than 124,000 confirmed cases across 128 countries. The main mode of transmission during the 2022 global outbreak was sexual transmission. More recently, the Clade I monkeypox virus has also been linked to sexual transmission, during the ongoing outbreak in the Democratic Republic of the Congo (DRC), and with reports of travel-related cases of Clade I in non-endemic areas (North America, Europe, Asia), there is concern that it may lead to further global outbreaks.

The current standard of care for mpox is JYNNEOS, which is approved by the FDA for the prevention of mpox and smallpox disease. Our mpox vaccine (mRNA-1769) expresses four antigens from the monkeypox virus and has been shown to provide protection against multiple routes of infection with monkeypox virus. In 2024, we published pre-clinical data showing that, in a stringent non-human primate model, mRNA-1769 resulted in lower lesions and reduced viral replication and induced enhanced neutralizing and functional antibodies compared to existing treatment. Additionally, neutralizing responses were found to cover a broad range of orthopox viruses, including ectromelia, rabbitpox, cowpox and camelpox viruses.

We are conducting a randomized, placebo-controlled, dose-ranging, observer-blind Phase 1/2 study to evaluate the safety, tolerability and immunogenicity of three dose levels of mRNA-1769 in healthy participants.

ONCOLOGY THERAPEUTICS FRANCHISE

Within our oncology therapeutics franchise, we are developing INT (mRNA-4157) in collaboration with Merck. We and Merck are targeting a variety of tumor types, with Phase 3 trials ongoing in adjuvant melanoma, adjuvant non-small cell lung cancer (NSCLC) and adjuvant NSCLC post neoadjuvant treatment. The Phase 3 clinical trial for adjuvant melanoma completed enrollment in 2024. We and Merck also have multiple Phase 2 and earlier trials ongoing. We have a total of 8 oncology programs in our current portfolio, summarized below.

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

Our INT, mRNA-4157, uses next generation sequencing and a machine-learning based algorithm to design an mRNA that encodes up to 34 neoantigens against each individual patient’s tumor mutations with specificity to their HLA type, and is predicted to elicit both class I (CD8) and class II (CD4) responses. The neoantigens are encoded in a single mRNA sequence and formulated in our proprietary LNPs designed for intramuscular injection. INT is manufactured using an automated workflow to enable a rapid turnaround time.

We are developing mRNA-4157 in collaboration with Merck. In September 2022, Merck exercised its option for personalized cancer vaccines, including mRNA-4157, pursuant to the terms of our existing PCV Collaboration and License Agreement with Merck, which was amended and restated in 2018 (PCV Agreement, also referred to as the INT Agreement). Pursuant to the PCV Agreement, we and Merck will collaborate on further development and commercialization of mRNA-4157, and we will share costs and any profits and losses worldwide related to mRNA-4157 equally.

In December 2022, we announced that the randomized Phase 2 trial of mRNA-4157 had met its primary endpoint. The open-label Phase 2 study is investigating a 1 mg dose of mRNA-4157 in combination with Merck’s pembrolizumab (KEYTRUDA®), compared to pembrolizumab alone, for the adjuvant treatment of high-risk resected melanoma. The study showed that mRNA-4157 in combination with KEYTRUDA reduced the risk of recurrence or death by 44% (HR=0.56 [95% CI, 0.31-1.02]; one-sided p value=0.0266) compared with KEYTRUDA alone. The results were the first demonstration of efficacy for an investigational mRNA cancer treatment in a randomized clinical trial in melanoma. Adverse events observed were consistent with those previously reported in a Phase 1 clinical trial, which showed mRNA-4157 to be well-tolerated at all dose levels.

In February 2023, mRNA-4157 received a Breakthrough Therapy Designation from the FDA, and in April 2023 mRNA-4157 received PRIME Scheme Designation from the EMA.

In December 2023, we announced that at a planned median follow-up of approximately three years, mRNA-4157 in combination with KEYTRUDA showed sustained benefit, reducing the risk of recurrence or death by 49% (HR=0.510 [95% CI, 0.288-0.906]; one-sided nominal p=0.0095) and the risk of distant metastasis or death by 62% (HR=0.384 [95% CI, 0.172-0.858]; one-sided nominal p= 0.0077) compared to KEYTRUDA alone in stage III/IV melanoma patients with high risk of recurrence following complete resection. This data was presented at the American Society of Clinical Oncology (ASCO) in June 2024, as well as translational biomarker data that suggests mRNA-4157 may benefit a broad patient population, irrespective of the status of PD-L1, TMB, ctDNA, and HLA heterozygosity. Three-year exploratory endpoint data also showed an encouraging trend in overall survival (OS) with the combination versus pembrolizumab monotherapy.

We and Merck have rapidly expanded the INT program, initiating Phase 3 studies in the adjuvant setting in patients with high-risk melanoma and NSCLC, and the Phase 3 high-risk melanoma study completing enrollment in 2024. In 2024 we further expanded development into a Phase 3 allowing neoadjuvant treatment in patients with NSCLC; a Phase 2 adjuvant treatment in patients with renal cell carcinoma (RCC), or kidney cancer; a Phase 2 adjuvant treatment in patients with high-risk muscle-invasive bladder cancer (MIBC); and a Phase 2/3 neoadjuvant and adjuvant treatment in patients with cutaneous squamous cell carcinoma (cSCC).

Checkpoint adaptive immune modulation therapy (mRNA-4359)

We are developing a checkpoint adaptive immune modulation therapy (AIM-T) (mRNA-4359) that encodes Indoleamine 2,3-dioxygenase (IDO) and programmed death-ligand 1 (PD-L1) antigens. We designed mRNA-4359 with the goal of stimulating effector T cells that target and kill suppressive immune and tumor cells that express the target antigens. Our initial indications for mRNA-4359 are advanced or metastatic cutaneous melanoma and NSCLC.

We presented data from the Phase 1a study of mRNA-4359 at the European Society for Medical Oncology (ESMO) Congress in 2024, where in a population of patients with heavily pre-treated, advanced stage cancers, eight of 16 response-evaluable patients achieved a best overall response (BOR) of stable disease. Translational data showed antigen-specific T-cell responses were elicited by mRNA-4359 treatment; a proportion of activated, cytotoxic, and memory T cells were elevated and a proportion of regulatory T cells and myeloid-derived suppressor cells (MDSCs) were diminished on-treatment. mRNA-4359 monotherapy was tolerable at all dose levels tested with most adverse events of low grade (grade 1–2) and manageable. Enrollment in the phase 1b portion of the study, which studied mRNA-4359 in combination with pembrolizumab in patients with advanced or metastatic checkpoint inhibitor refractory melanoma and NSCLC, is complete and results will be submitted to a scientific congress for presentation. Following results of the Phase 1b study, we began enrollment of the Phase 2 portion of the study in June 2024.

RARE DISEASE FRANCHISE

In our prioritized portfolio, we are pursuing rare disease therapies targeting two organic acidemias caused by deficient metabolic enzymes—propionic acidemia (PA) and methylmalonic acidemia (MMA). We have a total of seven rare disease programs in our current portfolio, summarized below.

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

The global Phase 1/2 clinical trial for mRNA-3927, the Paramount Study, is ongoing and we have fully enrolled all five dose optimization cohorts, as well as a dose confirmation cohort. The objective of the study is to evaluate the safety and pharmacology of mRNA-3927 in patients aged one year and older with PA. The primary endpoints are safety, pharmacokinetics and pharmacodynamics. Secondary endpoints include incidence and severity of adverse events and change in plasma biomarkers: methylcitric acid (2-MC) and 3-Hydroxypropionic acid (3-HP). We have received Rare Pediatric Disease Designation, Orphan Drug Designation and Fast Track Designation from the FDA and Orphan Designation from the European Commission for the PA program. Several critical milestones have been reached in the trial. mRNA-3927 has been generally well-tolerated to date with no events meeting protocol-defined dose-limiting toxicity criteria. Early results suggest potential decreases in annualized MDE frequency compared to pre-treatment, and the majority of patients have elected to continue on the open label extension study. Due to the objective and disease-defining nature of MDEs, regulators have provided initial support for MDE as a clinically meaningful, preferred primary clinical endpoint for development. We began generating registrational trial data in the Phase 1/2 study in 2024.

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

Our MMA therapy candidate, mRNA-3705, encodes for a missing or deficient hepatic enzyme. In an ongoing Phase 1/2 study, fifteen participants have been dosed. Thus far, all eligible participants have opted to participate in the Open-Label Extension study. To date, mRNA-3705 was generally well-tolerated to date with no discontinuations due to safety and no events meeting protocol-defined dose-limiting toxicity criteria. Initial data is encouraging, with reductions in methylmalonic acid and other pathway biomarkers in participants, particularly at doses of at least 0.4 mg/kg Q2W. Early results suggest potential decreases in annualized rates of MMA-related hospitalizations and MDEs compared to pre-treatment rates. We are working to identify an optimal dose and continue to engage with the FDA, via the START Program, and other global regulators. We have agreed with the FDA on the pivotal study design, and we expect to start a registrational study in 2025.
Glycogen storage disease type 1a (GSD1a) (mRNA-3745)

GSD1a is a rare, inherited metabolic disorder caused by a deficiency in the catalytic activity of the intracellular protein glucose 6-phostphatase (G6Pase). GSD1a patients suffer from severe fasting hypoglycemia, hepatomegaly, nephromegaly, lactic acidemia, hypertriglyceridemia, hyperuricemia, hypercholesterolemia, hepatic steatosis and growth retardation. In addition, hepatocellular adenomas occur in 70% to 80% of GSD1a patients by their third decade of life and carries risk of transformation into hepatocellular carcinomas. Proteinuria has been observed in over half of patients above 25 years of age. GSD1a occurs in approximately 1:100,000 live births in the United States and the EU but is more common in Ashkenazi Jews where the incidence is reported to be 1:20,000 live births. There are an estimated 2,500 people in the United States and over 4,000 people in the EU with GSD1a. Although strict diet therapy, including frequent feeding with uncooked cornstarch, allows GSD1a patients to live into adulthood by preventing hypoglycemia, the underlying pathological processes remain uncorrected resulting in the development of many long-term complications including liver adenomas and hepatocellular carcinoma.

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

We determined that the product profile of our preclinical candidate, mRNA-3210, did not meet our criteria to move into the clinic. We are evaluating other preclinical assets for this indication.

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

We are collaborating with Vertex on our CF candidate, mRNA-3692/VX-522, which is designed to treat the underlying cause of CF by enabling cells in the lungs to produce functional CFTR protein for the treatment of the 10% of patients who do not produce any modulator-responsive CFTR protein. This would be our first demonstration of a nebulized mRNA therapy. The FDA has granted VX-522 Fast Track designation.

The multiple ascending dose (MAD) portion of the Phase 1/2 study of VX-522 is underway, with data expected in the first half of 2025.

PROGRAMS DISCONTINUED IN 2024

As a result of portfolio prioritization and emerging clinical data, we elected to discontinue a number of programs in 2024 as we focus our research and development efforts. We do not have current plans for future development of the following programs:

•mRNA-0184: Relaxin (program wrapping up Phase 1)
•mRNA-1045: Seasonal flu and RSV combination vaccine
•mRNA-1230: First-generation COVID, seasonal flu and RSV combination vaccine
•mRNA-1287: Endemic HCoV (the preclinical program will not advance to Phase 1)
•mRNA-1345 and mRNA-1365: We have discontinued RSV development in children < 2 years (seronegative)
•mRNA-6981: PD-L1 (the preclinical program will not advance to Phase 1)
•mRNA-5671: KRAS antigen-specific therapy (no further development plans)
•mRNA-2752: OX40L/IL-23/IL-36γ (Triplet) (we have deprioritized further development based on emerging clinical data)

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

We have built a dedicated in-house, multi-building manufacturing campus in Norwood, Massachusetts, the Moderna Technology Center (MTC). In December 2024, we purchased the MTC campus, including the underlying land and buildings, providing greater operational flexibility and long-term stability in supporting our manufacturing and development capabilities. The MTC provides supply for our preclinical research, IND-enabling GLP toxicology study supplies, our Phase 1 and Phase 2 pipeline activities, later-stage clinical development activities (e.g., Phase 3 CMV vaccine clinical trials), as well as drug substance commercial production for vaccines. Our vaccine drug substance production for the U.S. market is completed at our MTC campus. The MTC has been designed to allow us to continue to optimize our mRNA products as we explore new pharmaceutical delivery forms in our manufacturing network such as prefilled syringes. The MTC campus has been designed with a high level of automation and state-of-the-art digital integration to handle manufacturing execution, product testing and release, and regulatory filings.

In the second quarter of 2023, we acquired a newly constructed, 140,000 square feet biomanufacturing facility in Marlborough, Massachusetts. The facility is undergoing enhancements, including the addition of 60,000 square feet to the existing structure. We expect the facility to be operational in 2025. This new site is strategically intended to support our INT program.

Internationally, we expect to bring state-of-the-art mRNA manufacturing facilities online in Australia, Canada and the United Kingdom in 2025. The government in each of these countries has entered into a multi-year commitment to purchase mRNA products from us once the covered respiratory vaccine products are approved and the local facilities are licensed for production. We expect that these local manufacturing facilities will provide direct access to rapid pandemic response capabilities and our respiratory virus vaccine candidates. We may seek to enter into future agreements with other governments to provide similar manufacturing capabilities in other geographies.

In addition to our internal manufacturing facilities, we also maintain relationships with CMOs in the United States and abroad, providing critical raw material production and fill-finish capacity for our vaccines.

Manufacturing technology development

To support our broad pipeline of products, which spans multiple therapeutic areas and routes of administration, our platform research and technical development teams closely collaborate to facilitate rapid and seamless clinical translation of scientific breakthroughs. This enables us to develop potential medicines to serve a broad patient population.

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

In parallel, we continue to refine existing processes, resulting in increased manufacturing capabilities. These improvements allow us better control over our supply chain, resulting in larger production yields and longer shelf life of our products. Furthermore, formulation development advancements have added new drug product images, including lyophilization, giving us a path from frozen to refrigerated storage conditions.

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

Our manufacturing also produces cGMP INTs. Due to the specialized nature of personalized medicine (i.e., where a batch is specifically designed and manufactured for a single patient), the manufacturing process for INTs has unique requirements. We digitally integrate patient-specific data from sequencing tumor samples to automatically design INTs for patients. We have developed proprietary bioinformatics designed algorithms linked to an automated manufacturing process for rapid production of formulated

mRNA, with a typical turnaround time of a few weeks. We have operationalized INT manufacturing at the MTC campus to meet our Phase 1 and 2 pipeline supply needs by using single-use systems with fast “needle-to-needle” turnaround times. Unlike traditional process development, each INT batch is manufactured for a single patient and thus scaled-out (in parallel) with extensive use of automation and robotics to account for the larger number of patients involved in later phases of development and commercialization. We have shown consistent quality in our production of many patient batches, each with unique mRNA sequences. In the second quarter of 2023, we acquired a new manufacturing facility in Marlborough, Massachusetts, which we expect to support our INT program. Upon completion, the facility will have state-of-the-art mRNA manufacturing areas, including a full manufacturing clean room, quality control laboratories, and a just-in-time satellite warehouse.

Our manufacturing capabilities have allowed us to build our broad pipeline of development programs, including the output required to supply related toxicological and human clinical studies. While the technology that underpins these programs is the same, each program typically requires customization based on target product profiles. These custom features range from varying molecular architecture to different routes of administration, often requiring multivalent products. All programs, except for INT, require that we progressively scale up supply to meet clinical demand requirements across development phases, in addition to the necessary preparation for regulatory approval and commercial production, which demand larger batch sizes. In contrast, the INT program seeks to develop a cancer therapeutic that is designed and manufactured for a specific patient, thus increasing the number of unique batches. As we scale manufacturing output for each program, we plan to continuously improve yield, purity and the pharmaceutical properties of our product candidates.

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

The primary mode of documenting these key practices is through policies, standard operating procedures (SOPs), forms and other quality records, which include an overarching Quality Policy and Quality Manual. We have implemented tools and metrics to monitor, measure, and analyze these practices to support cGMP operations, achieve planned results, and support continuous improvement. We monitor these quality metrics through formal governance processes, including Quality Management Review (QMR), to enable continuous improvement. We have also established an independent Quality Unit that fulfills quality assurance and quality control responsibilities.

Environment, Health, and Safety

We have established a global Environment, Health, and Safety (EHS) organization to foster a safe and healthy work environment with a focus on sustainability and compliance. Our approach integrates environmentally responsible practices with health and safety measures focused on risk reduction to promote long-term workplace well-being and environmental stewardship. We achieve this through a combination of training, procedures, digital data collection and reporting tools, and corporate programs that drive towards continuous improvement.

Supply Chain Unit

We have established a global supply chain to enable supply of the raw materials and components used to produce our products, consistent with clinical and preclinical demands. We have worked with our external vendors to characterize critical raw materials and to understand their impact on the quality of drug substance and formulated drug product. We also assess the quality system and performance of our external vendors and work with them to comply with regulatory requirements. In addition, we have established an infrastructure to enable direct-to-customer shipments for our commercial products. We leverage third-party wholesalers and integrate with artificial intelligence-driven data analytics to ensure successful ordering and delivery.

Engineering

Our global engineering organization is structured to deliver exceptional facilities and services. We partner closely with external and internal service providers to incorporate robotics, automation and predictive analysis for equipment operation. Engineering plays a critical role in the design, build, operation and maintenance of our facilities.

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

Led by our Chief People and Digital Technology Officer, our digital organization partners across all Moderna functions to perpetuate and grow Moderna's AI-native culture. To that end, in 2021, we launched our AI Academy, which offers cross-organization training to all of our employees on how they can use AI to transform the way we work. Through the AI Academy, our employees learn how to leverage AI in their specific job functions to augment their capacity and capabilities, and to maximize our impact on patients.

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

Our manufacturing processes likewise utilize the power of AI. For example, we leverage a series of fully autonomous, integrated AI algorithms in connection with manufacturing mRNA-4157, our INT candidate. Our machine-learning based algorithms design the specific therapy for each individual patient and optimize the timely manufacture and delivery of INT to each patient.

At the commercial stage, our digital and commercial organizations partner to drive performance and prepare for product launches. Digital and AI are key components of our commercialization strategy and are vital to our ability to increase our speed to market, enhance our commercial capabilities and continuously improve the quality of our products. We believe that our ability to move with both scale and speed positions us well to pursue our goals related to future product launches.

In early 2023, we began a collaboration with OpenAI to co-innovate with a shared vision of AI’s transformative potential in the future of business and healthcare. In 2024, our AI culture led to the deployment across the company of ChatGPT Enterprise and its enhanced capabilities such as Advanced Analytics, Image Generation and GPTs. These GPTs are now embedded across our business functions, including legal, research, manufacturing and commercial, helping to drive productivity. For example, our Dose ID GPT uses ChatGPT Enterprise’s Advanced Data Analytics feature to further evaluate the optimal vaccine dose selected by the clinical study team. By applying standard dose selection criteria and principles, Dose ID provides a rationale, references its sources, and generates informative charts illustrating the key findings. This allows for a detailed review, led by humans and augmented with AI input, while prioritizing safety and optimizing the vaccine dose profile prior to further development in late-stage clinical trials.

We believe that the integrated AI ecosystem we are building at Moderna will accelerate our mission to deliver the greatest possible impact to people through mRNA medicines.

COMMERCIAL

We continue to build our differentiated commercial model, with active commercial subsidiaries in key markets across North America, Europe and the Asia-Pacific region. Our commercial footprint provides us with local commercial teams in major markets where respiratory vaccines have high utilization rates and sales. To support the build out of our commercial activities in markets worldwide, we have hired talent with extensive pharmaceutical company experience. Our commercial teams also work with third-party distributors and other partners in countries where we do not have a direct presence. Our commercial activities are dependent on regulatory approvals and on agreements that we have made or may make in the future with strategic collaborators.

We currently have two commercial products—Spikevax (our COVID vaccine) and mRESVIA (our RSV vaccine), which is approved for adults aged 60 and older. The commercial markets for these vaccines are seasonal and characterized, particularly in the U.S. (our largest market), by a fragmented customer base, unpredictability in orders and seasonality of deliveries. The private vaccine market is also characterized by market practices regarding rebates, discounts and returns. The respiratory vaccine market, and markets for

COVID and RSV vaccines in particular, depends on many factors such as medical need, viral evolution, public health authority recommendations and consumer motivation to vaccinate. The market volume for COVID vaccines has been relatively stable for two years, and public health recommendations for vaccinations are normalizing. We are encouraged to see the emergence of a sizable and durable long-term COVID vaccine market.

Beyond Spikevax and mRESVIA, we continue to advance a broad seasonal respiratory vaccine franchise, consisting of single-agent, next-generation and combination vaccines against respiratory viruses that have the highest medical burden. In 2024, we filed for regulatory approval of our next-generation COVID vaccine, our RSV vaccine for high-risk adults aged 18 to 59, and our flu+COVID combination vaccine for adults 50 years and older. We anticipate potential product launches for each of these products as early as 2025, with additional potential approvals of our seasonal flu vaccine and flu+COVID combination vaccine for adults aged 18 to 49 over the next several years.

In addition to our respiratory vaccine franchise, we are also investing in building out our commercial capabilities for other franchises, including latent and other virus vaccines, rare disease therapeutics and oncology therapeutics. We expect to launch products in each of these franchises over the next several years.

Additionally, we expect to bring state-of-the-art mRNA manufacturing facilities online in Australia, Canada and the United Kingdom in 2025. The government in each of these countries has entered into a multi-year commitment to purchase mRNA products from us once the covered respiratory vaccine products are approved and the local facilities are licensed for production. See “—Manufacturing” above for further detail.

THIRD-PARTY STRATEGIC ALLIANCES

Strategic alliances

We are party to strategic alliances with a diverse group of collaborators, including pharmaceutical and biotechnology companies, government agencies, academic laboratories, foundations and research institutes with therapeutic area expertise and resources. Through our collaborations, we seek to advance our discovery and development programs, while leveraging our platform and our research and early development capabilities. From time to time, we also partner with and invest in companies developing other types of therapeutics, such as gene editing and cell-therapy, where we believe we can leverage our core mRNA and LNP capabilities to expand the reach of our technology.

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

To maintain the integrity of our platform, our strategic collaboration agreements generally grant either us the rights to develop and commercialize potential mRNA medicines we design and manufacture, or grant our collaborators those rights. These agreements do not allow collaborators to use our platform to generate new mRNA technologies, and we generally retain ownership of intellectual property related to our platform arising from research conducted under the alliance. We may continue to identify potential strategic collaborators who can contribute meaningful technology and insights to our programs and allow us to expand our impact more rapidly to broader patient populations.

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

In September 2022, Merck exercised its option for INTs, including mRNA-4157, pursuant to the terms of the INT Agreement and in October 2022 paid us an option exercise fee of $250 million. Pursuant to the INT Agreement, we and Merck have agreed to collaborate on further development and potential commercialization of INTs, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement.

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

Other Collaborations

We have entered into additional collaborations where we have agreed to provide funding in areas where we believe we can leverage our mRNA technology. These collaborations include those with:

•Carisma Therapeutics, to discover, develop and commercialize in vivo engineered chimeric antigen receptor monocyte (CAR-M) therapeutics for the treatment of cancer, including solid tumors, and autoimmune diseases.
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

We have made equity investments in Carisma and Generation Bio pursuant to those collaborations.

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

Biomedical Advanced Research and Development Authority (BARDA)

COVID vaccine program

In April 2020, we entered into an agreement with BARDA for an award of up to $483 million to accelerate development of mRNA-1273, our original COVID vaccine. The agreement has been subsequently amended to provide for additional commitments to support various late-stage clinical development efforts of mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials, adolescent clinical trials and pharmacovigilance studies. The maximum award from BARDA, inclusive of all amendments, was approximately $1.8 billion. All contract options have been exercised. As of December 31, 2024, the remaining available funding, net of revenue earned was $63 million.

Pandemic influenza program

In June 2024, we were awarded up to $176 million through the Rapid Response Partnership Vehicle (RRPV) Consortium, funded by BARDA, to accelerate the development of mRNA-based pandemic influenza vaccines. The project award will support the late-stage development of an mRNA-based vaccine to enable the licensure of a pre-pandemic vaccine against the H5 influenza virus. This subtype of the influenza virus causes a highly infectious and severe disease in birds known as avian influenza and poses a risk of spillover into the human population. The agreement also includes additional options to prepare and accelerate a response to future public health threats.

In January 2025, we were awarded up to $590 million through the RRPV, funded by BARDA. This funding builds on the $176 million award received in June 2024 and will provide additional support for late-stage development and licensure of pre-pandemic mRNA-based influenza vaccines. The agreement will also support the expansion of clinical studies for up to five additional subtypes of pandemic influenza.

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

The Gates Foundation

In January 2016, we entered a global health project framework agreement with the Bill & Melinda Gates Foundation (n/k/a the Gates Foundation) to advance mRNA development projects for various infectious diseases. The Gates Foundation has committed up to $20 million in grant funding to support our initial project related to the evaluation of antibody combinations in a preclinical setting as well as the conduct of a first-in-human Phase 1 clinical trial of a potential mRNA medicine to help prevent HIV infections. Follow-on projects, which could bring total potential funding under the framework agreement up to $100 million (including the HIV antibody project) to support the development of additional mRNA projects for various infectious diseases, can be proposed and approved until the sixth anniversary of the framework agreement, subject to the terms of the framework agreement, including our obligation to grant to the Gates Foundation certain non-exclusive licenses.

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
With respect to our IP estate, our solely-owned patent portfolio consists of more than 260 issued or allowed U.S. patents or patent applications and more than 140 granted or allowed patents in jurisdictions outside of the U.S. (including granted European patents that have been validated in numerous European countries) covering certain of our proprietary platform technology, inventions and improvements, and covering key aspects of our clinical and most advanced development candidates. We have 700 additional pending patent applications that, in many cases, are counterparts to the foregoing U.S. and foreign patents.
Most of the patents and applications (if issued) in our portfolio will not expire until 2033 at the earliest. Any patent that may issue from our most recently filed patent applications is projected to expire between 2043 and 2044, at the earliest. We file additional U.S. and foreign patent applications in key markets as necessary to protect our evolving intellectual property positions.
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

We have filed several patent applications covering our betacoronavirus vaccine program. We are pursuing patent protection for both our existing and next generation betacoronavirus vaccines. A non-exhaustive list of granted patents covering our COVID vaccine can be found in the following table.

Patent Number	Country/Region*	Patent Type	Expiration Date**
12,208,288	United States	Composition of Matter	October 21, 2036
11,622,972	United States	Composition of Matter	October 22, 2041
11,524,023	United States	Composition of Matter	October 22, 2041
11,485,972	United States	Composition of Matter	May 18, 2038
10,898,574	United States	Composition of Matter and Method of Use	April 2, 2032
10,703,789	United States	Composition of Matter	March 9, 2033
10,702,600	United States	Composition of Matter	October 21, 2036
10,577,403	United States	Composition of Matter	March 9, 2033
10,442,756	United States	Composition of Matter	September 16, 2036
10,266,485	United States	Composition of Matter	September 16, 2036
10,064,959	United States	Composition of Matter	October 3, 2031
9,868,692	United States	Composition of Matter	September 16, 2036
3 590 949	Europe	Composition of Matter and Method of Use	October 3, 2031
3 718 565	Europe	Composition of Matter	October 21, 2036
* Selected granted patents in the U.S. and Europe only. Additional granted and pending patents in the U.S., Europe and other countries may be available.
** Expiration dates listed here include any granted or anticipated patent term adjustment (PTA), but not any patent term extension (PTE) or supplementary protection certificates (SPC).

RSV

We have filed several patent applications covering our RSV vaccine. Our RSV patent portfolio includes multiple families of differing patent breadth. A non-exhaustive list of granted patents covering our RSV vaccine can be found in the following table.

Patent Number	Country/Region*	Patent Type	Expiration Date**
11,622,972	United States	Composition of Matter	October 22, 2041
11,524,023	United States	Composition of Matter	October 22, 2041
11,464,848	United States	Composition of Matter	March 15, 2038
10,898,574	United States	Composition of Matter and Method of Use	April 2, 2032
10,703,789	United States	Composition of Matter	March 9, 2033
10,577,403	United States	Composition of Matter	March 9, 2033
10,442,756	United States	Composition of Matter	September 16, 2036
10,266,485	United States	Composition of Matter	September 16, 2036
10,064,959	United States	Composition of Matter	October 3, 2031
9,868,692	United States	Composition of Matter	September 16, 2036
3 590 494	Europe	Composition of Matter and Method of Use	October 3, 2031
3 350 157	Europe	Composition of Matter	September 16, 2036

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

Latent vaccines

We have vaccine programs and patent applications directed to diseases caused by various latent viruses, including CMV, EBV, HSV and VZV, in some cases, using both preventative vaccines targeting the acute phase and therapeutic vaccines for treating the latent diseases in those who do become infected.

CMV

The patent coverage for our human CMV vaccine candidate is extensive and is based on a vaccine with six mRNAs encoding a pentamer surface glycoprotein complex and the gB surface glycoprotein. Both pentamer and gB facilitate entry of the virus into different cell types and therefore immune responses targeting these proteins can block virus entry, spread and reactivation. The current patent portfolio contains both compositions of matter and methods of treating subjects using the vaccine. In the U.S., our CMV vaccine is covered by multiple issued U.S. patents of differing breadth. Each family has counterparts consisting of pending applications and issued patents in non-U.S. jurisdictions, including, in some cases, Europe and Japan. A separate family of CMV patents, which includes mRNA-1647 plus mRNA-1443 for use in CMV vaccines for transplant indications, is also yielding patents and applications in foreign jurisdictions are pending.

EBV, HSV and VZV

Similar to CMV, we have filed patent applications, and in some cases multiple patent families, for each of EBV, HSV and VZV, e.g., covering prophylactic and/or therapeutic indications. In addition to patent applications filed in the United States, certain of these patent families have foreign counterparts, such as in Europe.

Public health vaccines

We maintain a multi-program effort at developing vaccines for potential future pandemics and for use in parts of the world with less well-established health care systems. This group of programs include infectious diseases such as flaviviruses such as Zika and dengue viruses, HIV, Nipah virus, and the Mpox virus. In addition, programs are ongoing in many bacterial diseases. While patent applications are filed on some potential public health targets, in some scenarios, platform patents rather than target specific patents may be used to provide patent protection for public health target vaccines.

INT

Composition of matter and method claims are being pursued to protect programs within our oncology therapeutics franchise. Proprietary methods around the making and therapeutic use of our INTs and resulting vaccine compositions are described and claimed in one granted U.S. patent, eight pending U.S. patent applications, six pending European patent applications, one granted patent and five pending patent applications in Japan, three pending patent applications and one granted patent in China, and several pending patent applications in New Zealand, South Africa, Asian and South American countries, as well as one PCT application. These applications also relate to various vaccine design formats, in particular, polyepitopic vaccine formats, and methods of treating cancer with such INTs. We also possess substantial know-how and trade secrets relating to the development and commercialization of our cancer vaccine programs, including related manufacturing process and technology.

Rare diseases

We have programs featuring expression of therapeutic proteins, e.g., intracellular enzymes for the treatment of rare diseases. For our rare disease programs, we generally pursue patent protection featuring composition of matter and method of use claims, for example, pharmaceutical composition and method of treatment claims. We have patent applications granted, pending and/or published for our most advanced rare disease development candidates targeting PA and MMA. In addition, we have patent applications granted, pending and/or published for our other rare disease candidates targeting Glycogen Storage Disorder, Type 1a (GSD1a), PKU, Crigler-Najjar Syndrome Type 1 (CN-1) and ornithine transcarbamylase deficiency (OTC).

Any U.S. and foreign patents that may issue from these patent families would be expected to expire in 2036 for the earliest of the MMA patents and 2038 to 2042 for the remaining MMA, PA, PKU, GSD1a and CN-1 patents, excluding any patent term adjustments, any patent term extensions and any terminal disclaimers.

As further described below, as we continue the development of our intended products, we continue to identify additional means of protecting our assets that would potentially enhance commercial success, including possible patent protection for additional methods of use, formulation, or manufacture.

Cystic fibrosis

Our CF development candidate is covered by pending U.S., European and PCT patent applications.

Gene editing

Our gene editing program currently has one filed patent family that includes issued patents in the U.S., Europe and Japan, and also pending applications in these jurisdictions. We plan to file patent applications on development candidates and other aspects of gene editing technology as we continue to innovate both internally and through strategic collaborations.

Trademarks

Our trademark portfolio currently contains at least 1,250 trademark registrations, including at least 30 registrations in the United States and the remaining in Canada, the European Union, the United Kingdom, Israel, China, Japan, Australia, and elsewhere. In addition, we have at least 360 pending trademark applications in more than 55 jurisdictions, including in the aforementioned locations and additional countries throughout Africa, Asia, and South America.

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

Patent license agreements with NIAID

In December 2022, we entered into a non-exclusive patent license agreement with the National Institute of Allergy and Infectious Diseases (NIAID), an Institute or Center of the National Institutes of Health (NIH), to license certain patent rights concerning stabilizing prefusion coronavirus spike proteins and the resulting stabilized proteins for use in COVID vaccine products. Pursuant to the agreement, we have agreed to pay low single-digit royalties on future net sales, a minimum annual royalty payment and certain contingent development, regulatory and commercial milestone payments on a licensed product-by-licensed product basis.

In January 2025, we entered into a non-exclusive patent license agreement with NIAID to license certain patent rights concerning prefusion RSV F proteins and their use. Pursuant to the agreement, we have agreed to pay tiered, low-to-mid single-digit royalties on net sales of our RSV vaccine, a minimum annual royalty payment, and certain contingent development, regulatory and commercial milestone payments on a licensed product-by-licensed product basis.

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

HUMAN CAPITAL

We had approximately 5,800 full-time employees in 18 countries as of December 31, 2024. We operate in a highly competitive environment for talent, particularly as we seek to attract and retain talent with experience in the biotechnology and pharmaceutical sectors. Our workforce is highly educated, and as of December 31, 2024, 43% of our employees hold Ph.D., Doctorate, M.D., J.D. or Master’s degrees. Among our employees, as of December 31, 2024, 49% are female. Among our leadership (which we define as employees at the vice president level and above), as of December 31, 2024, approximately 38% are female. 45% of our U.S. employees identify as racially or ethnically diverse as of December 31, 2024. In 2024, for the third year in a row, an outside statistical pay equity analysis confirmed zero statistically significant differences in pay across gender globally and across gender, race and ethnicity in the United States.

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
•Inclusion: We believe in the benefits of bringing together a diverse set of perspectives and backgrounds, and creating an environment where differences are celebrated and leveraged. We measure and hold management accountable to creating an environment where everyone's voice is heard.
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

None of our employees have entered into a collective bargaining agreement with us. A small number of employees in France, Italy and Spain are covered by statutory collective bargaining agreements governing certain benefits and working conditions. Employees in our Madrid work center are represented by a works council. None of our other employees are represented by a labor union or a works council. We consider our employee relations to be good.

We believe that our employees are highly engaged, and our company and team have been publicly recognized for our leadership, innovation and good corporate citizenship. Science magazine ranked us as a top employer for each of the last ten years. Additionally, in 2024, Biospace ranked us the number one large employer in its 2025 Best Places to Work in Biopharma report for the fourth consecutive year. We also received a perfect score from the Human Rights Campaign's Corporate Equality Index for 2025. We measure employee engagement through a vendor-supplied engagement software, using validated external benchmarks to track employee engagement factors.

We continually monitor employee turnover rates, as our success depends upon retaining our highly trained personnel. We believe that the competitive compensation we offer, along with the combination of the factors listed above, among other factors, have helped reduce voluntary turnover. In 2024, our voluntary turnover rate was approximately 6%.

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

In December 2021, we launched our Artificial Intelligence (AI) Academy. The AI Academy is intended to educate and empower our employees to identify and integrate AI and machine learning solutions into every Moderna system and process to bring mRNA medicines to patients. In 2024, we enhanced the AI Academy with a required GPT training to empower employees to transform the way they work with the power of AI.

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

CORPORATE SOCIAL RESPONSIBILITY

As we pursue our mission to deliver the greatest possible impact to people through mRNA medicines, we have developed a corporate social responsibility (CSR) program that demonstrates our commitment to patients, employees, the environment and local communities. Our CSR framework consists of five key focus areas: medicines for patients, community, governance and ethics, employees and environment. Please refer to our 2023 ESG Report under the “Responsibility—Corporate policies” section of our website, which can be found at www.modernatx.com/responsibility/corporate-policies, as well as our proxy statement related to our 2025 Annual Meeting of Stockholders that we will file with the SEC, for a description of some of the measures we have taken to progress our commitment to corporate social responsibility.

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

We largely compete against Pfizer and BioNTech for sales of our COVID vaccine, whose vaccine is also based on mRNA technology. We also compete against other vaccines, including Sanofi and Novavax’s. Other companies and academic institutions are conducting research on, and may develop, vaccines against COVID or other coronaviruses that could compete with our vaccine. Additionally, some competitors have developed COVID treatments, including Pfizer’s antiviral pill, and the existence of such treatments may reduce demand for vaccines. With respect to our RSV vaccine, we compete against Pfizer and GlaxoSmithKline, who entered the U.S. market prior to us and achieved larger market shares in 2024. Unlike 2024, we expect to participate in the full contracting season in the United States in 2025, and our goal is to increase our market share in the United States and market access globally.

Competition for the sale of our products is impacted by many factors, including, among others, actual and perceived vaccine efficacy, safety and tolerability, perceptions of mRNA technology, storage and handling conditions and the relative ease of distribution and administration, the timing and scope of regulatory approvals, reimbursement coverage and production and distribution costs.

In markets that we enter after competitors have already introduced a competing product, we may have difficulty achieving market share, as was the case in connection with the launch of our RSV vaccine. See “Risk Factors—The vaccines market, and pharmaceutical market more generally, is intensely competitive, and we may not compete effectively in the market for existing or new products, treatment methods or technologies.”

There are additional companies working on mRNA medicines, some of which have reached commercialization. These companies include BioNTech, Pfizer, Sanofi and GlaxoSmithKline in collaboration with CureVac.

Our Collaborations

We and our strategic collaborators also face competition in other therapeutic areas beyond the field of mRNA medicines. These competitors include a growing number of pharmaceutical, biotechnology and academic institutions researching and developing therapies (e.g., CAR-T) against which we could compete in the future. Potentially competitive products are at various stages of development.

GOVERNMENT REGULATION

Government authorities in the United States at the federal, state and local level and in other countries and regions, such as in the EU regulate, among other things, the research, development, manufacture and marketing of our products. Generally, before a new medicine can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained and submitted for review and approved by the competent regulatory authority.

U.S. drug and biological product development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and biologics under the FDCA, the Public Health Service Act (PHSA), each in conjunction with their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. Failure to comply with applicable U.S. requirements at any time during the product development process, approval process or following approval may subject us to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, license revocation, a clinical hold, untitled or warning letters, product recalls, market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.
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

In the United States, the Public Readiness and Emergency Preparedness Act (PREP Act) provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. On March 17, 2020, the Secretary of HHS issued a declaration under the PREP Act and has issued subsequent amendments thereto to provide liability immunity for activities related to certain countermeasures against COVID-19. While we believe our products sold to the U.S. Government will continue to be covered under the provisions of the PREP Act, this cannot be assured.

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

Drug development in the European Economic Area (EEA)

Medicinal products can be marketed in the EEA, which is comprised of the 27 Member States of the EU and Norway, Iceland and Liechtenstein, only if a marketing authorization from the competent regulatory authority has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU/EEA are subject to significant regulatory controls. Effective since January 2022, the Clinical Trials Regulation (EC) No. 536/2014 aims to streamline and harmonize the procedures for assessment and governance of clinical trials throughout the EU and to require that information on the authorization, conduct and results of each clinical trial conducted in the EU be publicly available.

Pediatric investigation plan

An application for marketing authorization of a medicinal product for human use that is not yet authorized in the EU must include a Pediatric Investigational Plan (PIP) pursuant to the Regulation No. 1901/2006 on medicinal products for pediatric use (known as the Paediatric Regulation), unless a waiver applies. A scientific committee established at the European Medicines Agency (EMA), the Paediatric Committee (PDCO) assesses the content of any PIP, waivers, and deferrals for a medicinal product submitted to it and formulates an opinion thereon.

Review and approval process

In the EU/EEA, in order to obtain a marketing authorization from the applicable regulatory authority, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes, advanced therapy medicinal products (ATMPs), orphan medicinal products, or those medicines containing a new active substance and intended to treat specific diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases), and optional for those medicines that are highly innovative or contain a new active substance, provides for the grant of a single marketing authorization that is valid throughout the EU/EEA. In addition to the centralized procedure, a marketing authorization can also be obtained in the EU/EEA through a national procedure, which requires a separate application to and approval determination by each country; a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision.

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

European regulatory data protection

In the EU, new innovative products authorized for marketing qualify for regulatory data protection consisting of eight years of data exclusivity and an additional two years of market protection upon the grant of a marketing authorization. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s data when applying for a generic or biosimilar marketing authorization. During the additional two-year period of market protection, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market protection period. There is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may not qualify for regulatory data protection.

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
The UK has incorporated the GDPR into UK law (the UK GDPR). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

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

CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware on July 22, 2016. We are the successor in interest to Moderna LLC, a limited liability company formed under the laws of the State of Delaware in 2013. Moderna LLC was the successor in interest to Moderna Therapeutics, Inc., a Delaware corporation incorporated in 2009 as Newco LS18, Inc. by Flagship Pioneering. In August 2018, we changed our name from Moderna Therapeutics, Inc. to Moderna, Inc. Our principal corporate office is located at 325 Binney Street, Cambridge, MA 02142, and our telephone number is (617) 714-6500.

Our website, www.modernatx.com, including the Investor Relations section, www.investors.modernatx.com; corporate blog www.modernatx.com/moderna-blog, and our Statements and Perspectives webpage, https://investors.modernatx.com/Statements--Perspectives/default.aspx; as well as our social media channels: Facebook, www.facebook.com/modernatx; X, www.x.com/moderna_tx; and LinkedIn, www.linkedin.com/company/modernatx; contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. The information on our website and that we disclose through social media channels is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (the SEC).

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

Risks related to commercialization and our products

Uncertainty and evolving dynamics in the markets for COVID and RSV vaccines, and respiratory vaccines more generally, have in the past impacted and are likely to continue to impact our financial results.

There is significant uncertainty around the amount of future revenue we will recognize from sales of our COVID vaccine—which is our primary source of revenue—as well as sales of RSV and other respiratory vaccines. Accurately forecasting vaccination rates for our products, which directly impacts overall market size, has been difficult, and these difficulties may persist. Vaccination rates in the future may also be lower than our expectations, and are likely to be impacted by a number of factors, including public health authority recommendations, medical need, viral evolution and consumer motivation to vaccinate. Additionally, the recent Presidential election in the U.S. may impact policies and priorities related to our industry.

In 2024, we recognized $3.1 billion of product sales, compared to $6.7 billion, $18.4 billion and $17.7 billion in 2023, 2022 and 2021, respectively. If demand for COVID vaccines continues to decline, we lose significant market share, or our products are subject to significant competitive pricing pressure, our product sales may not materialize consistent with our projections. Beyond COVID vaccines, in 2024, the overall RSV vaccine market was smaller than anticipated, in part due to recommendations from the CDC’s Advisory Committee on Immunization Practices (ACIP) regarding the frequency of vaccination and recommendations related to who, in terms of age or risk factors, should receive an RSV vaccine. These recommendations were more limited than anticipated and future advisory committee recommendations (including with respect to RSV re-vaccination and age group recommendations) may continue to negatively impact the size of the market. If we cannot effectively manage evolving market dynamics, our business, financial condition, results of operations and prospects may suffer.

We have experienced commercial challenges and are likely to experience additional challenges in the future.

We face risks and uncertainties related to successfully commercializing our products. For example, in 2024, we faced commercial challenges that led to lower-than-expected sales and required us to adapt our business strategy. We experienced difficulties maintaining our COVID vaccine market share and gaining market share in the U.S. for our RSV vaccine, where we were third to market. Moving forward, we may need to dedicate greater resources to our commercial efforts than we anticipate, and we may not realize a return on this investment. Additionally, we may be unsuccessful in accurately anticipating future rates of return for our products, which may adversely impact our accounting estimates.

Furthermore, we may seek to enter into agreements with others to utilize their marketing and distribution capabilities, but may be unable to enter into agreements on favorable terms, if at all. If we rely on others to commercialize our products, our revenues may be lower than if we commercialized these products ourselves. In addition, we may have little or no control over such third parties’ sales efforts. If our partners commit insufficient resources to commercialize our products, and we cannot independently develop necessary marketing capabilities, we may be unable to generate sufficient product revenue to sustain our business.

The vaccine market, and pharmaceutical market more generally, is intensely competitive, and we may not compete effectively in the market for existing or new products, treatment methods or technologies.

We compete with well-established, larger pharmaceutical companies for sales of our products, including against Pfizer and Sanofi for sales of our COVID vaccine and Pfizer and GSK for our RSV vaccine. These competitors (and others against whom we may compete now or in the future) have greater resources and experience than us across all stages of drug development and commercialization. For example, in 2024, our share of the COVID vaccine market declined due in part to increased commercial competition. Additionally, we faced continued exclusion from many European markets by a pandemic-era competitor contract with the European Commission. For RSV vaccines, we entered a market already occupied by two larger competitors and may continue to face difficulties achieving market share. These competitors have exploited and may in the future exploit their greater size, infrastructure, resources and experience to gain advantages in contracting with customers by, among other things, bundling their products, leveraging larger supply chains and greater purchasing power and utilizing their global networks.

In addition, certain U.S. private vaccine market practices, including regarding discounts, rebates and returns, may cause us to realize significantly lower revenues than list prices. We may also be adversely affected by similar market practices outside of the United

States. In some instances, our competitors have been able to offer more attractive terms than we can, and they may continue to do so in the future.

More generally, the pharmaceutical market is intensely competitive and evolving. Other companies, academic institutions, governmental agencies and public and private research organizations are developing products that may compete with programs in our development pipeline. These competitors may have products that have already been approved and accepted by the medical community or are in later stages of development. For example, we are developing a seasonal flu vaccine, for which there is a well-developed market, and we may be unsuccessful in developing a product or achieving market share. We may need to offer more favorable terms to gain market share (which we may be unable to do), which may negatively impact our profitability. Additionally, competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our products.

Additionally, any products that we develop may struggle to compete against those of our competitors for a variety of reasons, including relative safety and effectiveness, degree of any side effects, shelf-life, ease of administration and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals, the availability and cost of manufacturing, distribution, marketing and sales capabilities, price, reimbursement coverage and patent protection. Even if our products demonstrate superiority to those of competitors, consumers, retailers and the public may fail to appreciate that benefit, or existing purchase commitments for a competitor’s product may discourage them from purchasing from us. These factors, or the perception of these factors, could lead to a competitor’s product being more successfully commercialized. Further, the mRNA medicines field is growing rapidly, with increased competitive pressure from large and more established pharmaceutical companies. The actual or perceived success or failure of others may adversely impact our ability to commercialize our products.

We may be unsuccessful in executing our cost efficiency and portfolio prioritization efforts.

Our broad clinical success and recent commercial challenges have necessitated a more selective and paced approach to our research and development investment. If we do not successfully implement our cost efficiency and prioritization programs, we may fail to meet our cash breakeven goals. Furthermore, as we pursue and fund the development of our prioritized programs, we may forego or delay pursuit of other opportunities that could later prove to have greater commercial potential. If our prioritized programs are unsuccessful, or not as successful as other programs could have been, we may be unable to realize a sustainable return on our investments and or achieve long-term growth.

We have in the past, and may in the future, seek to resize our manufacturing infrastructure to reflect anticipated demand for our products. This resizing may result in our incurring costs associated with exiting commitments, such as with suppliers for raw materials and contract manufacturing organizations (CMOs). Additionally, as a result of lower demand for our products, we have experienced, and may in the future experience, increased costs with respect to raw material suppliers as we seek to exit or modify our purchase commitments. Further, we have entered, and may in the future enter, into non-cancellable or take-or-pay purchase commitments for raw materials that require a long lead time to procure, increasing our commitment exposure.

We may be unsuccessful or delayed in updating our COVID vaccine to protect against future variants of the SARS-CoV-2 virus.

New SARS-CoV-2 strains may be more transmissible or cause more severe disease than earlier strains. Our COVID vaccines could be ineffective, or less effective than desired, in protecting against these new variants. Additionally, our decisions regarding vaccine development will be informed by guidance from the FDA and foreign regulators, which may impact the timing of development for our COVID vaccines. Different regulators have in the past and may in the future issue varying guidance regarding vaccine composition or populations who should receive a vaccine. If our efforts to develop variant-specific vaccines are not as successful as our competitors’, we could suffer reputational harm, loss of market share and adverse financial results. Additionally, we may expend significant resources adapting our vaccines or conducting clinical trials to protect against variants, but a market for our adapted vaccines may fail to develop or demand may not align with our projections or cost expenditures.

The commercial success of our products depends on the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

The degree of market acceptance of our products will depend on numerous factors, including:

•efficacy and potential advantages over alternative treatments;
•the duration of protection provided by our products compared to those of our competitors;
•acceptance of mRNA products generally and the availability of competing non-mRNA medicines that may be preferred by the medical community or the public;
•safety and the prevalence and severity of any side effects, including any limitations, restrictions (including for use together with other medicines) or warnings contained in a product’s approved labeling;

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
•publicity and health authority communications concerning our products or competing products and treatments; and
•product cost and sufficient third-party insurance coverage or reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance will be unknown until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

Sales of pharmaceutical products depend on the availability and extent of reimbursement from third-party payors, and we may be adversely impacted by changes to such reimbursement policies or rules.

Sales of pharmaceutical products in general depends to a significant extent on adequate coverage, pricing and reimbursement from third-party payors. When a new product is approved, the availability and extent of government and private reimbursement, and the pricing, for that product may be uncertain. Additionally, pricing and reimbursement for any product we develop may be adversely affected by various factors, including:

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

Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay payment assistance programs. Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products, particularly our therapeutic products or those that are individualized for a particular patient. Coverage and reimbursement by a third-party payor may depend on various factors, including the third-party payor’s determination that use of a product is a covered benefit under its health plan, safe, effective and medically necessary, appropriate for the specific patient, cost-effective and neither experimental nor investigational.

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

We focus certain of our research and product development activities on treatments for severe rare genetic diseases, where the patient populations are difficult to ascertain or small. Additionally, our products may only be approved for certain populations or lines of treatment.

Our estimates of addressable patient populations are based on our beliefs, and have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of trial participants may be lower than expected and potential clinical trial participants or patients may not be otherwise amenable to treatment with our product candidates or products, or new clinical trial participants or patients may become increasingly difficult to identify or gain access to. Even if we obtain significant market share for our products, if approved, because the potential target populations are small, these medicines may never be profitable. Furthermore, the size of markets that we target may be impacted by health authority recommendations regarding who should receive our products, which may be impacted by the new U.S. federal government administration.

Risks related to our pipeline, product development and regulatory review

If we cannot obtain, or are delayed in obtaining, regulatory approvals and advisory committee recommendations, we will be unable to effectively commercialize, or will be delayed in commercializing, our product candidates.

Any products we may develop are subject to comprehensive regulation by the FDA and comparable foreign regulators. To obtain required regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective for their intended use. In addition, regulators conduct pre-approval inspections and negative findings may lead to delay in approval and failure to commercialize a product candidate. Even once approved, products may be subject to recommendations from advisory committees, such as the ACIP, before or after they can be brought to market.

To date, we have only received regulatory approvals for our COVID and RSV vaccines, and our current or future product candidates may never obtain regulatory approval or advisory committee recommendations. We may need to rely on third parties to assist us in making applications for marketing approvals. Preclinical studies and clinical trials conducted in one country may not be accepted by regulators elsewhere, and regulatory approval in one country does not guarantee approval in another. Regulators may require that we conduct additional clinical trials to support our applications for approval beyond our clinical development plans, which may result in increased expense and delays in bringing our products to market.

Additionally, the process of obtaining marketing approvals is expensive, time-consuming and uncertain, and can vary substantially based on many factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in law or changes in regulatory review may delay the review of a submitted product application. The FDA and foreign regulators have substantial discretion in the approval process and may refuse to accept any marketing approval application or may decide that our data are insufficient for marketing approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Additional delays or non-approval may result if an FDA advisory committee or other regulator recommends non-approval or restrictions on approval.

Clinical development is lengthy and uncertain, and our clinical programs may be delayed or terminated, or may be more costly to conduct than we anticipate.

Clinical testing is expensive, complex and lengthy, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved as products. Although we have demonstrated historical success with our platform technology, we may not continue to realize the same levels of success with clinical trials in the future. We and our strategic collaborators also may experience unforeseen events during, or as a result of, any clinical trials that we or they conduct that could delay or prevent us or them from successfully developing our product candidates and gaining approval from regulators. Events that might prevent us from proceeding with clinical trials could include:

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

•our product candidates, or other medicines in the same class as ours, may cause significant adverse events or other undesirable side effects, such as the immunogenicity of the LNPs or their components, the immunogenicity of the protein made by the mRNA or degradation products, any of which could lead to serious adverse events, or other effects;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the applicable clinical trial protocol or withdraw from the applicable clinical trial, which may require that we add new clinical trial sites;
•regulators may impose a complete or partial clinical hold on a clinical trial (or a trial of another company working on mRNA medicines), or we or our investigators, IRBs or ethics committees may suspend or terminate clinical research or trials for various reasons, including quality events, noncompliance with regulatory requirements or a finding that participants are being exposed to an unacceptable benefit-risk ratio;
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
•delays in developing assays acceptable to the FDA or other regulators; and
•a lack of adequate funding to continue a particular clinical trial, including due to higher-than-anticipated costs.

Additionally, we have conducted and may conduct in the future “open-label” clinical trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate, an approved drug or a placebo. The results from an open-label clinical trial may not be predictive of future clinical trial results from a controlled environment with a placebo or active control. Further, the FDA or other regulators may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Significant preclinical or nonclinical testing and studies or clinical trial delays for our product candidates could allow our competitors to bring products to market before we do and could harm our business.

There are risks unique to each of our programs and modalities and risks applicable across programs and modalities, which may delay or prevent our ability to advance one or more of our programs in clinical development, obtain regulatory approval or commercialize our products.

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

We utilize earlier programs in a modality to understand the technology risks within the modality, including the program’s manufacturing and pharmaceutical properties. Even if our earlier programs in a modality are successful in any phase of development, other programs may fail at that stage, and any program may fail at a later phase of development. This may be a result of technical challenges or biology risk unique to that program. The biology risk across much of our pipeline represents targets and pathways not clinically validated by one or more approved drugs, and the risk that the targets or pathways that we have selected may not be effective will continue to apply across our current and future programs.

As we progress our programs through clinical development, new technical challenges may arise that cause an entire modality to fail. Additionally, any portfolio-spanning risks, whether known or unknown, such as an increased risk of a particular type of side effect, if realized in any one of our programs, would have a material and adverse effect on our other programs and on our overall business.

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

Additionally, there may be challenges in delivering an adequate quantity of active pharmaceutical ingredient (API) required to drive efficacy due to the limitation in volume of API that can be delivered to a specific location, like a tumor or injured tissue. Our investigational therapies for local injections often require specialized skills for conducting a clinical trial that could delay clinical trials or slow or impair commercialization of a product due to the poor adoption of injected local therapeutics. In addition, the uncertain translatability of target selection from preclinical animal models, including mouse and non-human primate models, to successful clinical trial results may be impossible, particularly for systemic therapies and cancer vaccines. In general, several biological steps are required for delivery of mRNA to translate into therapeutically active medicines. These processing steps may differ between individuals or tissues, potentially leading to variable levels of therapeutic protein, variable activity, immunogenicity or variable distribution to tissues for a therapeutic effect. Gene therapies and mRNA medicines may activate one or more immune responses against any and all components of the drug product (e.g., the mRNA or the delivery vehicle, such as an LNP) as well as against the encoded protein, giving rise to potential immune reaction related adverse events. Eliciting an immune response against the encoded protein may impede our ability to achieve a pharmacologic effect upon repeat administration or a side effect.

We may experience delays in enrolling participants in our clinical trials.

Enrolling participants in our clinical trials is critical to our success. Difficulties or delays in enrolling a sufficient number of clinical trial participants may result in increased costs or affect the timing or outcome of our planned clinical trials, which could prevent trial completion and adversely affect our ability to advance the development of and obtain regulatory approval for our product candidates.

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

Additionally, we may have limited or no ability to influence enrollment in clinical trials where our collaborators control clinical development. Even if we or our strategic collaborators can enroll clinical trial participants, there is no guarantee that such participants will ultimately be dosed as part of, or complete, a clinical trial.

mRNA drug development has substantial clinical development and regulatory risks due to the novel nature of this new class of medicines, and the negative perception of the efficacy, safety or tolerability profile of any product candidates that we or others develop could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

Very few mRNA medicines have been authorized or approved to date by the FDA or other regulators, and efficacy, safety and immunogenicity data and real-world evidence with respect to mRNA medicines continue to accumulate. We may observe new, more frequent or more severe adverse events in subjects participating in ongoing clinical trials or among individuals vaccinated with mRNA vaccines. For example, some studies have suggested that our COVID vaccine may be associated with higher rates of myocarditis and pericarditis in young males compared to other COVID vaccines. If similar observations are made in recipients of our other products or product candidates, or if other unexpected safety issues arise, we could suffer significant damage to our reputation and that of our mRNA platform. Such events could lead to other issues, including delays in our other programs, the need to re-design our clinical trials and the need for significant additional financial resources. In addition, the FDA and other regulators may interpret data from our clinical trials differently than we do and such agencies may require us to conduct additional studies or analyses, which could delay or prevent us from obtaining full regulatory approvals in certain jurisdictions or for certain demographics. For example, in October 2021, the FDA requested that we explore a lower dosage for our COVID vaccine in adolescents, which extended the length of clinical trials in this population prior to receiving regulatory authorization. In addition, local legislatures may attempt to regulate or restrict the use of mRNA medicines in their jurisdictions.

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
•manufacturing failures or insufficient supply of current Good Manufacturing Practice (cGMP) materials for clinical trials, or higher than expected cost could delay or set back clinical trials, or make mRNA medicines commercially unattractive;
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
•failure to timely advance our programs or a failure or delay in receiving necessary regulatory approvals due to, among other factors, slow or failure to complete enrollment in clinical trials, withdrawal by trial participants from trials, failure to achieve trial endpoints, additional time requirements for data analysis, data integrity issues, preparation of a BLA or the equivalent application, discussions with the FDA or EMA, a regulatory request for additional nonclinical or clinical data or safety formulation or manufacturing issues may lead to our inability to obtain sufficient funding;
•new legislation or regulations passed by U.S., state or foreign governments in response to negative public perception of mRNA medicines; and
•the proprietary rights of others and their competing products and technologies that may prevent our mRNA medicines from being commercialized.

Because we are developing some of our product candidates for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulators may not consider the endpoints of our clinical trials to provide clinically meaningful results.

There are no pharmacologic therapies approved to treat the underlying causes of many diseases that we are currently attempting to address or may address in the future. For instance, for many of the rare diseases for which we are developing treatments, few clinical trials have been attempted, and there are no approved drugs to treat these diseases. As a result, the design and conduct of clinical trials of product candidates for the treatment of these disorders may take longer, be more costly or be less effective due to the novelty of development in these diseases.

Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in our pivotal or other clinical trials. Further, even if we achieve the pre-

specified criteria, our clinical trials may produce unpredictable or inconsistent results compared against the more traditional efficacy endpoints in the trial. The FDA could give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that endpoint, if we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product against its risks and may view the efficacy results in the context of safety as not being supportive of licensure. Regulators in other countries may make similar findings with respect to these endpoints.

Certain mRNA therapies are classified as gene therapies by the FDA and the EMA. The association of our products with gene therapies could result in increased regulatory burdens, impair the reputation of our products or negatively impact our platform or our business.

There are only a few approved gene therapy products in the United States or foreign jurisdictions, and there have been well-reported significant adverse events associated with their testing and use. Regulatory requirements governing gene therapy products have evolved and may continue to change in the future, and the implications for mRNA therapies are unknown. For example, the FDA has established an office, now called the Office of Therapeutics Products (OTP), within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and convenes the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In the EU, certain mRNA therapies have been characterized as gene therapy medicinal products, which falls within a broader category known as Advanced Therapy Medicinal Products (ATMPs), which are subject to additional regulatory requirements. In certain countries, mRNA therapies have not yet been classified or any such classification is not known to us; for example, in Japan, the Pharmaceuticals and Medical Devices Agency has not taken a position on the regulatory classification of mRNA therapies. Notwithstanding the differences between mRNA medicines and gene therapies, the classification of some of our mRNA product candidates as gene therapies in the U.S., the EU and potentially other countries could adversely impact our ability to develop our product candidates. For instance, a clinical hold on gene therapy products may apply to our mRNA product candidates irrespective of the differences between gene therapies and mRNA.

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

We are required by the FDA to conduct post-marketing studies for our COVID vaccine (mRNA-1273), including to assess the risk of myocarditis and pericarditis and to evaluate outcomes in pregnant women and infants post-vaccination. We or others could identify previously unknown side effects, or known side effects could be observed as being more frequent or severe than in clinical trials or earlier post-marketing periods. If we, our contract manufacturers or other strategic collaborators fail to comply with applicable post-approval regulatory requirements, a regulator may issue a warning letter asserting that we are in violation of the law, seek an injunction or impose civil or criminal penalties or monetary fines, suspend or withdraw regulatory approval or revoke a license, suspend any ongoing clinical trials, refuse to approve a pending BLA or supplements to a BLA submitted by us, seize or recall products or product candidates, or require field alerts to physicians, pharmacists and hospitals or refuse to allow us to enter into supply contracts. We could also be required to conduct additional nonclinical studies or clinical trials, or implement changes in labeling or to our manufacturing processes, specifications or facilities. Initiation of any government investigation or lawsuit, including class-action lawsuits, would require us to expend significant time and resources in response and would likely generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our COVID vaccine, or any future approved products, and generate revenues. Our COVID vaccine is still subject to an emergency use authorization (EUA) for pediatric populations, and this EUA could be revoked for a variety of reasons, including if the FDA determines that the underlying health emergency no longer exists or warrants such authorization.

Additionally, the FDA or other foreign regulators could require us to adopt Risk Evaluation and Mitigation Strategies (REMS) for any product to ensure that the benefits of treatment outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product that we develop, several potentially significant negative consequences could result, including the suspension or withdrawal of approvals and licenses, the addition of warning labels, changes to the way a product is administered, the requirement to conduct further clinical trials, lawsuits or increased liability for harm to patients and their children and reputational harm to us. Any of these events could prevent us from achieving or maintaining market acceptance of any products we develop.

Additionally, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Preclinical development is lengthy and uncertain, especially for mRNA medicines.

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

Risks related to the manufacturing of our commercial products and product candidates

We or our third-party manufacturers may encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management or shipping for any of our products.

The manufacturing processes for our mRNA medicines are novel and complex. We and our collaborators have experienced and may continue to encounter difficulties in manufacturing, product release, shelf life, testing, storage, supply chain management or shipping, including delays as our supply chain expands and grows more complex. We may experience difficulties effectively managing and executing the complexities of a larger and multi-product supply plan, including those resulting from complexities of producing batches at larger scale, equipment failure, human error, choice and quality of raw materials and excipients, analytical testing technology and product instability. Further, mRNA medicines encapsulated in LNPs must be developed and manufactured under well-controlled conditions, or pharmacological activity can be adversely impacted.

In an effort to optimize product features, we have in the past and may in the future make changes to our product candidates in their manufacturing and stability formulation and conditions. This has in the past and may in the future result in our having to resupply batches for preclinical or clinical activities when there is insufficient product stability during storage and insufficient supply. Insufficient stability or shelf life of our product candidates could materially delay our ability to continue clinical trials or require us to begin a new clinical trial with a newly formulated drug product, due to the need to manufacture additional preclinical or clinical supply.

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

We utilize a number of raw materials and excipients that have a single source of supply, are new to the pharmaceutical industry and are being employed in a novel manner. Some of these raw materials and excipients have not been scaled to a level to support commercial supply and could experience unexpected manufacturing or testing failures or supply shortages. Such issues with raw materials and excipients could cause delays or interruptions to clinical and commercial supply of our products or product candidates.

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

Completion of our trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our vaccine candidates at sufficient yields and at commercial scale. We expect to continue to make significant investments in our manufacturing capacity and commercial network as we continue to expand our commercial launch efforts. We expect to bring manufacturing plants online in Australia, Canada and the United Kingdom in 2025 and are subject to risks associated with operationalizing these facilities, including with respect to plant licensures.

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
•disruptions to the operations of these suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider; and
•inspections of third-party facilities by regulators that could have a negative outcome and result in delays to or termination of their ability to supply our requirements.

Our reliance on third-party manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. Regulators may also require us to register our facilities or those of another supplier if we terminate an existing third-party manufacturer relationship, which could lead to delays or our inability to supply a particular market. A third-party manufacturer may also encounter difficulties, delays or interruptions in production, including:

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

Our manufacturing facilities incorporate a significant level of automation of equipment with integration of several digital systems, including those that may utilize artificial intelligence (AI), to improve efficiency of operations. The digitization of our facilities exposes us to the risk of process equipment malfunctions. These risks include potential system failures or shutdowns due to internal or external factors including design issues, system compatibility or potential cybersecurity compromises, incidents or breaches. Upgrades or changes to our systems, infrastructure or the software that we implement, use, or upon which our business relies, may result in the introduction of new cybersecurity vulnerabilities and risks.

Our facilities and infrastructure or those of our contract manufacturers or other third-party providers may also be subject to attacks or acts of sabotage by outside actors, contractors or employees. Any disruption in our or our contract manufacturers’ manufacturing capabilities could delay scaling up production capacity for our drug substances or products or shut down facilities, impose additional costs, cause us to fail to meet certain product volume or delivery timing obligations, or may require us to identify, qualify and establish an alternative manufacturing site, which could adversely affect our business.

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

Our manufacturing facilities or those of our third-party manufacturers or suppliers may fail to meet regulatory requirements. Failure to meet cGMP requirements could delay approval of or increase production costs for our products.

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

Regulators typically require representative manufacturing site inspections to assess adequate compliance with cGMP and manufacturing controls. If we or one of our third-party manufacturing sites fails to provide sufficient quality assurance or control, the product approval to commercialize may not be granted. Inspections by regulators may occur at any time during the development or commercialization of products and may be unannounced. The inspections may be product specific or facility specific, or as a follow up to market or development issues that the regulatory agency may identify. Deficient inspection outcomes, such as failure to comply with cGMP requirements, may negatively impact the ability of our third-party manufacturers or suppliers to fulfill their supply obligations, impacting or delaying supply or delaying programs.

The manufacturing process for our products is subject to regulatory approval. If we or our third-party manufacturers are unable to reliably produce products or product candidates to specifications acceptable to regulators, we or our strategic collaborators may not obtain or maintain the approvals needed to commercialize such products. Even if regulatory approval is obtained for any of our mRNA medicines, there is no assurance that either we or our CMOs will be able to manufacture the approved medicine to specifications acceptable to the FDA or other regulators. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts or increase our cost of goods, which, in turn, could have an adverse effect on our business.

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

The FDA, the EMA and other foreign regulators may require us to submit product samples of any lot of any approved product, together with the protocols showing the results of applicable tests, at any time. In some cases, regulators may prohibit us from distributing a lot or lots until it authorizes release. Deviations in the manufacturing process, including those affecting quality attributes and stability, may cause unacceptable changes in the product, resulting in lot failures or product recalls. Our third-party contract manufacturers have experienced lot failures resulting in product recalls of our COVID vaccine. Lot failures have caused, and lot failures or product recalls in the future with respect to product produced by either our own or our third-party manufacturers’ facilities could cause, us and our strategic collaborators to delay clinical trials or product launches.

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

We custom design and manufacture INTs tailored for each patient. Manufacturing unique lots of INTs is susceptible to product loss or failure due to issues with:

•logistics associated with the collection and shipping of a patient’s tumor, blood or other tissue sample;
•next-generation sequencing of the tumor mRNA and identification of appropriate tumor-specific mutations;
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

Risks related to our reliance on third parties

We are dependent on single-source suppliers for some of the components and materials used in, and the manufacturing processes required to develop and commercialize, our products and product candidates.

We cannot ensure that the suppliers we rely on will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that will cease working with us. Our use of single-source suppliers exposes us to several risks, including disruptions in supply, price increases, late deliveries or business interruptions.

There are, in general, few alternative sources of supply for substitute components. If we must switch suppliers, the manufacture and delivery of our products or product candidates could be interrupted for an extended period. Establishing additional or replacement suppliers for any of the components or processes used in our products or product candidates, if required, may not be accomplished quickly, if at all. Any replacement supplier (or us, if we produced directly) would need to be qualified and may require additional regulatory approval, resulting in further delay. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our products or product candidates. Additionally, as part of the FDA’s approval of our product candidates, the FDA will review the manufacturing processes and facilities of our single-source suppliers.

We have entered, and may enter into, strategic alliances with third parties for product development and commercialization. If these alliances are unsuccessful, our business could be adversely affected.

We have entered into strategic alliances with collaborators that have provided, and may in the future provide, funding, intellectual property licenses and other resources for developing, manufacturing and commercializing our product candidates. Additionally, we have entered into, and may in the future enter into, strategic alliances where we agree to provide funding, intellectual property licenses and other resources to third parties. Our existing and any future strategic alliances may pose a number of risks, including:

•strategic collaborators may not perform their obligations as expected;
•strategic collaborators may cease or deprioritize development or commercialization of our products due to unfavorable clinical trial results, changes in their focus or funding, or other factors that divert their resources or create competing priorities, such as potential competition with their own products or candidates;
•strategic collaborators may delay, stop or provide insufficient funding or resources for clinical trials (whether as a result of a business decision or necessitated by financial difficulties of such collaborator);
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
•future relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business;
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

Our development programs and the potential commercialization of our product candidates will require substantial cash to fund expenses. We may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of some of our product candidates, and we face significant competition in seeking appropriate strategic collaborators. Our ability to establish additional strategic alliances will depend, among other things, on our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed strategic alliance and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or foreign regulators, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to trial participants, the potential of competing drugs, the existence of uncertainty with respect to our or the proposed collaborator’s ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally.

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

We expect to continue to rely on third parties to conduct aspects of our research, preclinical studies, protocol development and clinical trials. If these third parties do not perform satisfactorily or comply with regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.

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

If third parties do not successfully carry out their contractual duties or meet expected deadlines, we may need to replace them, which could delay the affected clinical trial, drug development program or applicable activity. If clinical trials are not conducted in accordance with our contractual expectations or regulatory requirements, action by regulators may significantly and adversely affect the conduct or progress of such trials or even require a clinical trial to be redone. Accordingly, our efforts to obtain regulatory approvals for and commercialize our drug candidates could be delayed. In addition, failure of any third-party contractor to conduct activities in accordance with our expectations could adversely affect the relevant research, development, commercial or administrative activity. Failure of any third-party contractor to timely provide access to our data in a format acceptable to us may result in delays or impediments to our regulatory submissions or other development activities.

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

The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers. One major provision of the America Invents Act changed U.S. patent practice from a first-to-invent to a first-to-file system. If we fail to file an invention before a competitor files on the same invention, we no longer can provide proof that we were in possession of the invention prior to the competitor’s filing date, and thus would not be able to obtain patent protection for our invention. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. In certain countries, for example, methods for the medical treatment of humans are not patentable.

Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. We also rely to a certain extent on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We also rely on non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

Failure to obtain and maintain all available regulatory exclusivities and broad patent scope and to maximize patent term restoration or extension on patents covering our products may lead to loss of exclusivity and early biosimilar entry resulting in a loss of market share or revenue.

In addition, we may choose not to enforce our IP rights in certain circumstances or for certain periods of time. For example, in March 2022, we announced that we will not enforce our patents for COVID vaccines against companies manufacturing in or for the Gavi COVAX Advance Market Commitment (AMC) countries, provided that the manufactured vaccines are solely for use in the AMC 92 countries. In addition, we are willing to license our IP for COVID vaccines to manufacturers, but licensing of our IP may be limited, and our business may be otherwise adversely impacted if we are unable to enforce our IP.

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

Defense of infringement and other claims, regardless of their merit, involves substantial litigation expense and diverts employee resources from our business. In the event of a successful infringement claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may not be made available on commercially favorable terms, if at all, or may require substantial time and expense.

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

We may become party to licenses that give us rights to third-party IP necessary or useful for our business and our success may depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed IP. Our licensors may fail to successfully prosecute the patent applications we license, fail to maintain these patents, determine not to pursue litigation against other companies that are infringing these patents or pursue such litigation less aggressively than we would. Without protection for the IP we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under various third-party licenses to our strategic collaborators. Any impairment of these sublicensed rights could result in reduced revenues under our strategic alliance agreements or result in termination of an agreement by one or more of our strategic collaborators.

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

Our success is heavily dependent on IP, particularly patents. U.S. patent law continues to evolve, and certain U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. These rulings have increased uncertainty regarding our ability to obtain patents in the future, as well as with respect to the value of patents, once obtained. Depending on actions or decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Additionally, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, during the COVID pandemic, certain countries threatened steps to facilitate compulsory licenses to permit the distribution of a COVID vaccine in those countries. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

Our reliance on government funding and collaboration from governmental and quasi-governmental entities for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements related to IP rights and requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and DARPA and our collaboration with NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:
•terminate agreements, in whole or in part, for any or no reason;
•reduce or modify the government’s obligations under such agreements without our consent;
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

Any exercise of the march-in rights by the U.S. government could harm our competitive position, business, financial condition, results of operations and prospects. In December 2023, the Biden administration released a proposed framework specifying for the first time that price can be a factor in considering whether an invention is sufficiently available to the public. The proposed framework could potentially enable march-in rights to be used as a tool to regulate drug pricing. The potential inclusion of price as a factor in a march-in determination is expected to draw extensive criticism and challenge, and the ultimate impact is currently unknown. If the U.S. government exercises such march-in rights, we may receive compensation deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market. IP generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.

We have significant contracts with the U.S. and other governments, and as such are subject to related regulatory compliance obligations. If we fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts.

Risks related to our financial condition and results of operations

We incurred net losses in 2024 and 2023, and expect to incur additional losses in the future; we may not achieve long-term sustainable profitability.

We incurred net losses of $3.6 billion and $4.7 billion in 2024 and 2023, respectively, and other than in 2022 and 2021, we have incurred net losses in each year since our inception. Currently, our COVID and RSV vaccines are our only commercial products and our RSV sales have been minimal. While preparations are underway for additional potential product launches, the ultimate occurrence and timing of these launches is uncertain. Our ability to generate revenue and achieve profitability depends on our ability to successfully develop and obtain the regulatory approvals necessary to commercialize our products.

We have incurred, and expect to continue to incur, significant costs associated with commercializing our products and our clinical development activities. Although we continue to implement cost efficiency and prioritization measures, we may be unsuccessful in reducing our costs in line with our expectations, which could require us to seek additional funding to continue operations. Our expenses could increase for many reasons, including if and as we:
•initiate additional clinical trials, particularly large pivotal trials;
•continue to build out our manufacturing capabilities;
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

As of December 31, 2024, we had approximately $9.5 billion in cash, cash equivalents and investments, which are subject to general credit, liquidity, market, inflation and interest rate risks. We may realize losses in the fair value of these investments. In addition, if our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These and other market risks associated with our investment portfolio may adversely affect our results of operations, liquidity and financial condition.

Risks related to our business and operations

We may encounter difficulties in managing the development and expansion of our company.

We have expanded our scope of operations and number of employees rapidly over the last several years and we must continue to implement and improve our managerial, operational and financial systems. Our management may need to divert significant attention away from our day-to-day activities to manage these development activities.

Successfully developing products for and fully understanding the regulatory and manufacturing pathways for the many therapeutic areas and diseases we seek to address requires significant depth of talent, resources and corporate processes to allow simultaneous execution across multiple areas. We may be unable to effectively manage this simultaneous execution and expansion of our operations or recruit and train qualified personnel, which could cause weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations, including the expansion of our Norwood and Marlborough campuses in Massachusetts and the construction of manufacturing facilities overseas, may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our development and expansion, our financial performance and ability to commercialize our products may be affected negatively.

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

Additionally, in many jurisdictions outside the United States, we have or may become subject to additional industry-specific codes of conduct that impose additional compliance responsibilities on us. Failure to comply with these codes particularly as we enter new markets has, and could in the future, result in findings against us, which could result in financial sanctions or reputational harm.

We cannot guarantee that we, or our employees, consultants or third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our strategic collaborators and third-party contractors outside the United States may have inadequate compliance programs or fail to respect the laws and guidance of the territories where they operate, which may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Even if we are not determined to have violated these laws, government investigations typically require the expenditure of significant resources and generate negative publicity.

Our failure to maintain our enterprise resource planning (ERP) system could adversely impact our business and results of operations.

Any disruptions or difficulties using our newly upgraded global ERP system could adversely affect our controls, resulting in harm to our business, including our ability to forecast or make sales and collect our receivables. Significant delays in documenting, reviewing and testing our internal controls could cause our non-compliance with our SEC reporting obligations related to our management’s assessment of our internal control over financial reporting, resulting in unanticipated costs and the diversion of management’s attention.

Our success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends on our ability to attract and retain highly qualified managerial, scientific, technical, quality-control, manufacturing, medical, regulatory and commercial personnel. The turnover rate in our industry is high and we compete with other companies, as well as academic institutions, for individuals with certain skill sets. Failure to attract and retain personnel, or to maintain relationships with key consultants, contractors and advisors, could result in delays in production or difficulties in maintaining compliance with regulatory requirements. In addition, negative business developments may make it difficult to recruit and retain qualified personnel.

We are highly dependent on members of our management and scientific teams. Each of our executive officers and key employees are employed “at will,” and the loss of any of their services may adversely impact the achievement of our business objectives. We do not have “key person” insurance on any of our employees. Several of our executives have valuable, fully vested stock options or other long-term equity awards. Additionally, significant declines in our stock price have in the past reduced, and may in the future reduce, the retentive power of equity awards for our executives or other key personnel. We may not be able to retain these employees due to the competitive environment in the biotechnology industry, particularly in Cambridge, Massachusetts.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success.

It may be increasingly difficult to maintain our culture, which we have invested substantial resources in building. The dramatic growth of our workforce, coupled with recent shifts in workplace and workstyle, increase this risk. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively pursue our strategic plans.

Our internal computer systems and physical premises, or those of third parties with which we share sensitive data or information, may fail or suffer security breaches, including from cybersecurity incidents, which could materially disrupt our product development programs and manufacturing operations.

Our internal computer systems and infrastructure and those of our strategic collaborators, vendors, contractors, consultants or regulators with whom we share confidential, protected or sensitive data or information, or upon which our business relies, are vulnerable to damage from computer viruses, unauthorized access, misuse, natural disasters, terrorism, cybersecurity threats, war and telecommunication and electrical failures, as well as security compromises or breaches, which may compromise our systems, infrastructure, data or that of those with whom we share such data or information or upon which our business relies, or lead to data compromise, misuse, misappropriation or leakage. We have experienced, and may experience additional, cyber-attacks on our information technology systems and infrastructure by threat actors of all types (including nation states, criminal enterprises, individual actors or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by these threat actors. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, digital extortion, business email compromises and denial-of-service attacks, social engineering (including phishing attacks) and other means to affect server reliability and threaten the confidentiality, integrity and availability of information, systems or infrastructure. If any such cyber-attack or physical intrusion against us or those with whom we share confidential, protected or sensitive data or information, or upon which our business relies, were to result in a loss of or damage to our data, systems or infrastructure, or interrupt our operations, such as a material disruption of our development programs or our manufacturing operations, or due to a loss of any of our proprietary or confidential information, it would have a material adverse effect on us. For example, the loss of clinical trial data could delay our regulatory approval efforts and increase our costs to recover or reproduce the data. In addition, because we run multiple clinical trials in parallel, any breach or compromise of our computer systems or infrastructure or physical premises may result in a loss of data or compromised data integrity across multiple programs in many stages of development. While we seek to take steps to address cybersecurity risks, our efforts may not wholly mitigate such risks. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Any data breach, security incident or compromise of confidential, protected or personal information, including any clinical trial participant personal data, may also result in notification requirements or other disclosure obligations and may subject us to civil fines and penalties, litigation, regulatory investigations or enforcement actions, or claims for damages under the GDPR and UK GDPR and relevant member state law in the EU, other foreign laws, and the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the CCPA). We have from time to time received information that companies working on vaccine research and development may be a particular focus for those planning cyberattacks, including by nation states and affiliated cyber actors. To the extent that any disruption or security compromise incident or breach were to result in a loss of, or damage to, our data, systems, infrastructure or applications, or inappropriate use or disclosure of confidential or proprietary information, including information related to the research and manufacturing of our products, we could incur liability, our competitive and reputational position could be harmed and the further development and commercialization of our product candidates could be delayed.

We may use our financial and human capital to pursue a particular research program or product candidate and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.

We pursue and fund the development of selected research programs or product candidates and may choose to forego or delay pursuit of other opportunities that could later prove to have greater commercial potential. For example, we are currently focusing our efforts on certain prioritized programs that we expect to file for approval over the next several years. Our resource allocation decisions, or our contractual commitments to provide resources to our strategic collaborators, may cause us to fail to capitalize on certain other commercial products or profitable market opportunities. Additionally, spending on research and development programs for product candidates may not yield commercially viable products. We may also seek to enter into strategic collaborations or financing arrangements pursuant to which we may relinquish valuable rights to product candidates, including the rights to a portion of future revenues, through a strategic alliance, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights. Additionally, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a strategic alliance.

If we are not successful in discovering, developing and commercializing additional products, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our longer-term strategy is to discover, develop and commercialize products beyond our current portfolio to treat various conditions and in a variety of therapeutic areas. We intend to do so by investing in our drug discovery efforts, exploring potential strategic alliances for the development of new products and in-licensing technologies. Identifying new product candidates requires substantial technical, financial and human resources. We may fail to identify promising candidates or to successfully develop and commercialize products for many reasons, which would impair our potential for growth.

Our business could be harmed if we suffer damage to our reputation, including as a result of a product recall.

The FDA or foreign regulators could require the recall of our products. The FDA has authority to recall a biologic product if it finds that a batch, lot or other quantity of the biologic product presents an imminent or substantial hazard to the public health. In addition, foreign governmental bodies may require the recall of any products in the event of material deficiencies or defects in design or manufacture. Manufacturers may independently recall a product if a material deficiency in a product is found. A government-mandated or voluntary recall by us or our strategic collaborators could occur because of manufacturing errors, design or labeling defects or other deficiencies and issues, as occurred with the recall in 2021 of certain batches of our COVID vaccine shipped to Japan that were found to contain foreign particulate. Recalls of any of our products would divert managerial and financial resources and adversely affect our financial condition and results of operations. A recall announcement could harm our reputation and negatively affect our sales. Our reputation could be further impacted by public discourse regarding our business and perception of our business strategy.

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

We could also face product liability claims relating to the worsening of a patient’s condition, injury or death alleged to have been caused by our products or product candidates. Any such claims may include allegations of defects in manufacturing or design, a failure to warn of dangers inherent in the product, including due to interactions with alcohol or other drugs, knowledge of risks, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. Such claims might not be fully covered by product liability insurance. For any marketed products, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, suspension or withdrawal of approvals or license revocation. Regardless of the merits or eventual outcome, liability claims may cause decreased demand for our products, injury to our reputation and significant negative media attention, costs to defend the related litigation, withdrawal of clinical trial participants, loss of revenue, a diversion of management’s time and our resources, substantial monetary awards to trial participants, patients or their family members, payments to indemnify clinical trial sites and other clinical trial partners and a decline in our stock price. On occasion, large judgments have been awarded in individual, mass tort and class-action lawsuits based on drugs or medical treatments that had unanticipated adverse effects.

With respect to our COVID vaccine, although the U.S. and certain foreign governments contractually agreed to indemnify us or make statutory immunity available to us for sales during the pandemic public health emergency, such indemnification or statutory immunity may be unavailable to cover potential claims or liabilities resulting from the research, development, manufacture, distribution or commercialization of the vaccine. Additionally, other foreign governments that we contract with have not provided us with similar contractual indemnity or statutory immunity, and we generally no longer have the benefit of such indemnities or immunities for future sales of our commercial products. Substantial claims arising from the vaccine outside the scope of or in excess of U.S. or foreign government indemnity or statutory immunity could harm our financial condition and operating results. Moreover, any adverse event or injury for which we are liable, even if fully covered under an indemnity or immunity, could negatively affect our reputation.

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

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs and increasing pressure from social sources could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the ACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the PHSA. Additionally, the Inflation Reduction Act of 2022 includes several provisions such as drug pricing controls and Medicare redesign that are likely to impact our business to varying degrees, but its ultimate effect on our business and the healthcare industry in general is not yet known. See “Business-Government Regulation-Current and future healthcare reform legislation.”

We may face uncertainties due to efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. There is no assurance that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained during patient recruitment for clinical trials. See “Business-Government Regulation-Other healthcare laws.”

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

In the United States, at the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. In

addition, certain state laws govern privacy and security of personal information. For example, California has passed the CCPA and numerous other states have passed their own similar comprehensive consumer privacy laws. There are also states that are specifically regulating health information. Further, a small number of states have passed laws that regulate biometric data specifically. In addition, numerous states and the federal government are actively considering proposed legislation governing the protection of personal data. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted.

Additionally, many foreign jurisdictions have passed data privacy legislation and others are considering various proposals for new privacy and data protection laws. Data privacy remains an evolving landscape at the domestic and international levels, with new laws and regulations being considered and coming into effect and continued legal challenges. We must devote significant resources to understanding and complying with the changing landscape in this area. Each law is also subject to various interpretations by courts and regulatory agencies, creating additional uncertainty, and any failure or perceived failure to comply with the evolving data protection laws could expose us to risk of enforcement actions taken by authorities, private rights of action in some jurisdictions and potential significant penalties if we are found to be non-compliant. Some of these laws and regulations also carry the possibility of criminal sanctions. For example, we could be subject to penalties, including criminal penalties, if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered health care provider or research institution that has not complied with HIPAA’s requirements for disclosing such information. Furthermore, the number of government investigations related to data security incidents and privacy violations continues to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and our reputation.

The Clinical Trials Regulation (EU) No. 536/2014 (the Clinical Trial Regulation) and the EMA policy on publication of clinical data for medicinal products for human use both permit the EMA to publish clinical information submitted in marketing authorization approvals (MAAs). The ability of third parties to review or analyze data from our clinical trials may increase the risk of commercial confidentiality breaches and result in enhanced scrutiny of our clinical trial results. Such scrutiny could result in public misconceptions regarding our drugs and drug candidates. These publications could also result in the disclosure of information to our competitors that we might otherwise deem confidential, which could harm our business.

Our use of GenAI and other AI technologies presents certain risks and challenges given the emerging nature of AI technologies.

The development and use of GenAI and other AI technologies (collectively, AI Technologies), along with an uncertain regulatory landscape, pose risks that could harm our reputation, expose us to liability or otherwise adversely affect our business. The integration of AI Technologies into our and our vendors’ systems (potentially without the vendor disclosing such use to us) subjects us to the risk that the providers of AI Technologies may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI technologies, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. These factors may lead to breaches of security or privacy, reduced levels of service or experience, loss of intellectual property or exposure of confidential or proprietary information. Sophisticated cyber-attacks, including those using AI, could exacerbate these risks. Additionally, GenAI’s potential for producing false or misleading outputs, reflecting biases or generating content that may not be subject to IP protection or that infringes proprietary rights of others, poses additional risks to our business. Regulatory changes or reinterpretations could introduce new compliance risks, including potential government enforcement actions or civil lawsuits. Our competitors’ faster or more effective adoption of AI could also disadvantage us.

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

Engaging in acquisitions, joint ventures or strategic collaborations may increase our capital requirements, dilute our shareholders and cause us to incur debt or assume contingent liabilities.

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

If we undertake acquisitions in the future, we may utilize cash, issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, if we cannot locate suitable acquisition or strategic collaboration opportunities, our ability to grow or obtain access to technology or products that may be important to the development of our business may be impaired.

The illegal distribution and sale by third parties of counterfeit or stolen versions of mRNA products could negatively impact our financial performance or reputation.

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

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting or unsafe mRNA products could materially affect patient confidence in our mRNA products. Adverse events caused by unsafe counterfeit or other non-mRNA products could mistakenly be attributed to our mRNA products. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business. The public could lose confidence in the integrity of mRNA products because of counterfeiting, theft or improper manufacturing processes.

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

Many institutional and individual investors use ESG screening criteria to determine whether we qualify for inclusion in their investment portfolios. We are frequently asked by investors and other stakeholders to set ESG goals and provide new and more robust disclosure on goals, progress toward goals and other matters of interest to ESG stakeholders. In response, we have adapted the tracking and reporting of our corporate responsibility program to various evolving ESG frameworks, and we have established and announced goals and other objectives related to ESG matters. Statements about these goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives, including with respect to environmental and diversity initiatives, are subject to numerous risks, many of which are outside of our control, which could have a material negative impact, including on our reputation and stock price. Additionally, the increased focus on ESG matters by policymakers, regulators and investors has in some instances resulted in diverging expectations and standards, which could make it more difficult to comply with ESG-related regulations across our global business.

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

Risks related to ownership of our common stock

The price of our common stock has been volatile, which could result in substantial losses for shareholders.

Our stock price has been, and is expected to continue to be, subject to substantial volatility. Since our IPO in December 2018, our stock price has ranged from a high of $497.49 to a low of $11.54 per share. Over the last several years, our stock has experienced pronounced and extended periods of volatility, which could cause our shareholders to incur substantial losses. Public statements by us, government agencies, the media, competitors, financial analysts or others, including those related to COVID-19, have resulted, and may result, in significant fluctuations in our stock price. Information in the public arena, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price.

The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, and you may not be able to sell your shares at or above your initial purchase price. The market price for our common stock may be influenced by many factors, including:

•our product sales and anticipated product revenue;
•our ability to effectively reduce costs;
•the commercial launch of any additional products;
•timing and results of clinical trials or progress of our product candidates or those of our competitors;
•the exclusion or removal of our stock from market indices;
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

Securities class-action litigation often has been instituted against companies following periods of volatility in their stock price. In 2024, class action and derivative litigations were filed against us related to statements made about our RSV vaccine. See Item 3. “Legal Proceedings.” We could incur substantial costs in defense of such litigation, or in defense of any future lawsuits that may be filed against us, and management’s attention and resources could be diverted.

Our principal shareholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval.

As of February 14, 2025, our executive officers, directors and affiliated shareholders owned, directly or indirectly, approximately 8% of our outstanding common stock. In addition, non-affiliated five percent or greater shareholders owned approximately 27% of our outstanding common stock. These shareholders will have the ability to influence us through their ownership positions. For example, if they were to act together, they could exert significant influence over matters such as elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our shareholders may believe to be in their best interests.

Provisions in our organizational documents, as well as provisions of Delaware law, could make it more difficult or costly for a third party to acquire us or remove our current management, even if doing so would benefit our shareholders.

Our restated certificate of incorporation (charter), second amended and restated by-laws (by-laws) and Delaware law contain provisions that could delay or prevent a hostile takeover or change in control of us or changes in our management. Our charter and by-laws include provisions that:

•authorize “blank check” preferred stock, which could be authorized for issuance by our board of directors without shareholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms;
•limit shareholders’ ability to call a special meeting of shareholders to shareholders representing at least 20% of our outstanding shares;
•prohibit shareholder action by written consent;
•establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•specify that no shareholder is permitted to cumulate votes at any election of directors;
•expressly authorize our board of directors to modify, alter or repeal our by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our charter and by-laws.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of shareholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Any provision of our charter, by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock.

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

Our by-laws designate the Court of Chancery of the State of Delaware or the U.S. District Court for the District of Massachusetts as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our shareholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or shareholders arising pursuant to any provision of the Delaware General Corporation Law or our by-laws or (4) any action asserting a claim governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our by-laws further provide that the U.S. District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the Federal Forum Provision). Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our by-laws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. The Federal Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is unenforceable or invalid, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs in resolving such matters. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

General risk factors

Our employees, principal investigators and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators leading our clinical trials and consultants. Such misconduct could include failures to comply with FDA regulations or similar regulations in other jurisdictions, provide accurate information to the FDA, the EMA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, comply with industry codes of conduct, report financial information or data accurately, or disclose unauthorized activities to us. Such misconduct also could involve improper use of information obtained during clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and serious harm to our reputation. Sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter employee misconduct, and we may fail to control unknown or unmanaged risks or losses or take steps that protect us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including through the imposition of significant fines or other sanctions.

We could face unfavorable U.S. or global economic conditions, including as a result of disease outbreak, war, conflict or other political instability, or geopolitical risks.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including disruptions caused by pandemic, war, conflict or other political instability, including related to Russia’s invasion of Ukraine and resulting sanctions against Russia or conflict in the Middle East. Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as inflation, slowing growth, rising interest rates, the imposition of tariffs (either on imports or exports, which may impact us directly or indirectly through increased costs in our supply chain), rising unemployment and recession, could negatively affect our business and financial condition. Additionally, global events, including war, conflict, political instability or other adverse economic conditions have and may in the future cause governments to divert spending away from healthcare, negatively impacting the market for our products.

Any severe or prolonged economic downturn could create a variety of risks to our business, including weakened demand for our medicines, and negatively impact our ability to raise additional capital or financing if needed on favorable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Inadequate funding for the FDA, CDC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, CDC and other agencies may also slow the time necessary for new product candidates to be reviewed or approved, or for recommendations on use to be developed. If a prolonged government shutdown occurred, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Changes in tax law could adversely affect our business and financial condition.

We are subject to evolving and complex tax laws in the jurisdictions in which we operate. The rules dealing with U.S. federal, state, local and non-U.S. income taxation are constantly under review by legislative and tax authorities. Changes to tax laws (which could apply retroactively) could adversely affect us and our shareholders. In recent years, such changes have been made and changes are likely to occur in the future, which could have a material adverse effect on our business, cash flow, financial condition and results of operations.

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

Recognizing the threat of security breaches and cyberattacks globally, we have developed a cybersecurity program, overseen by our Chief Information Security Officer (CISO), that is designed to protect patient trust, defend the Moderna brand, and reduce the risk and impact of cyber-attacks. Our cybersecurity program is informed by industry standards and includes periodic risk assessments and security testing supported by cybersecurity technologies, including third-party security solutions, vulnerability management, and monitoring tools, designed to monitor, identify, and manage risks from cyber threats. In addition, we have implemented employee security and awareness training.

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

At the management level, our CISO is primarily responsible for leading our cybersecurity strategy for assessing and managing material risks from cybersecurity threats. Our current CISO has over 25 years of cybersecurity experience across a wide array of industries, most recently serving in leadership positions at two different public companies and previous roles of increasing responsibility at multinational technology companies. Our CISO reports directly to our Chief People and Digital Technology Officer, who is a member of our Executive Committee and reports to our Chief Executive Officer.

We have built a cybersecurity leadership team designed to align with key services, with a separate lead overseeing each service offering, all reporting to the CISO. We also maintain relationships with law enforcement and industry groups to support our cybersecurity intelligence and risk management efforts.

Item 2. Properties
We have two main campuses in Massachusetts. During the third quarter of 2023, we commenced a lease for a property in Cambridge, Massachusetts. This building, spanning approximately 462,000 square feet, is designated as our Moderna Science Center (MSC). The MSC accommodates a combination of scientific and office spaces, including our principal executive offices. The lease has a term of 15 years, with options for us to extend the lease for up to two additional seven-year terms. As of December 31, 2024, we have substantially exited our leased spaces at Technology Square in Cambridge, Massachusetts, completing the consolidation of our Cambridge operations into the MSC. The MSC campus is the location of our corporate headquarters, platform, drug discovery and clinical development.
The Moderna Technology Center (MTC) is located in Norwood, Massachusetts and is primarily comprised of three buildings (MTC South, MTC North and MTC East). The MTC campus is approximately 722,000 square feet which includes lab and office space, directly supporting our manufacturing capabilities and commercial and clinical activities. In December 2024, we completed the acquisition of the MTC campus, including the underlying land and buildings. This acquisition transitioned the facilities from leased to owned properties, providing greater operational flexibility and long-term stability in supporting our manufacturing and development capabilities.

In the second quarter of 2023, we acquired a newly constructed biomanufacturing facility, encompassing 140,000 square feet, in Marlborough, Massachusetts. This facility is undergoing enhancements, including the addition of 60,000 square feet to the existing structure. Upon completion, the facility will have state-of-the-art mRNA manufacturing areas, including a full manufacturing clean room, quality control laboratories, and a just-in-time satellite warehouse. We expect the facility to be operational in 2025. This new site is strategically intended to support our INT program.

In September 2024, we completed our manufacturing facility in Laval, Quebec, Canada, which received a Drug Establishment License (DEL) from Health Canada. This certification enables the facility to produce drug substance and positions it to manufacture mRNA vaccines, including COVID, RSV, and seasonal influenza, contingent on Health Canada’s approval, starting in 2025. The site strengthens our global manufacturing capabilities and supports the Government of Canada’s pandemic readiness and vaccine supply objectives.

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

Pfizer/BioNTech Patent Litigation

In August 2022, we filed a lawsuit in the U.S. District Court for the District of Massachusetts against Pfizer Inc. (Pfizer) and BioNTech SE, BioNTech Manufacturing GmbH and BioNTech US Inc. (collectively, BioNTech), asserting infringement of certain U.S. patents concerning our mRNA platform technology and disease-specific vaccine designs in Pfizer and BioNTech’s manufacture and sale of their mRNA COVID vaccines. The complaint seeks a judgment of infringement of the asserted patents and monetary damages. The case has been stayed pending the outcome of two Inter Partes Proceedings (IPRs) pending before the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (PTAB) regarding the validity of two of the three asserted patents in this lawsuit. The PTAB is expected to issue a decision on the IPRs on or before March 6, 2025, which would be subject to appeal.

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

Pfizer Inc. and BioNTech SE have also filed an action seeking revocation of certain Moderna patents in the UK. In addition, the Moderna patents being asserted in the European actions are subject to notices of opposition, including by Pfizer and BioNTech SE and others. These actions seek to revoke the patents, which have been filed at the European Patent Office. There are two patents at issue in the European patent infringement proceedings–EP3590949 (the ‘949 patent), which relates to chemically-modified mRNA and EP3718565 (the ‘565 patent), which relates to coronavirus mRNA vaccines. In July 2024, the High Court of Justice of England & Wales issued a judgment confirming the validity of the ‘949 patent and finding that Pfizer and BioNTech had infringed the patent. The court further determined that the ‘565 patent was invalid. The High Court’s decision related to the ‘949 patent is subject to appeal. In December 2023, the District Court of The Hague issued a first instance decision determining that the ‘949 patent was invalid in the Netherlands. Moderna has appealed this decision to the Court of Appeal of The Hague, with a second instance decision expected in 2025. In addition, there remain ongoing Opposition Proceedings at the European Patent Office by a number of opponents, including Pfizer and BioNTech related to these two patents.

Proceedings Related to Patents Owned by Arbutus

In February 2022, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of our COVID vaccine willfully infringes certain U.S. patents concerning lipid nanoparticles. The complaint seeks a judgment of infringement of the asserted patents and monetary damages, but does not seek to prevent or stop the marketing or sales of our COVID vaccines. The Court has set trial to begin September 24, 2025, subject to the Court’s availability.

Proceedings Related to Patents Owned by GSK

COVID-19 Vaccines

In October 2024, GlaxoSmithKline Biologicals SA (GSK) filed a complaint against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of our COVID vaccines infringe certain U.S. patents directed to lipid-mRNA vaccine formulation technology. The complaint seeks a judgment of infringement of the asserted patents and unspecified damages, but does not seek injunctive relief.

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

Proceedings Related to Patents Owned by Northwestern University

In October 2024, Northwestern University filed a complaint against us in the U.S. District Court for the District of Delaware asserting that our COVID and RSV vaccines infringe several U.S. patents concerning lipid nanoparticle technology. The complaint seeks a judgment of infringement of the asserted patents and unspecified damages. The complaint does not seek injunctive relief.

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

Proceedings Related to Patents Owned by Alnylam

In March 2022 and July 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed two complaints against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of our COVID vaccine infringes certain U.S. patents concerning cationic lipids. On August 25, 2023, the Court entered a Final Judgment of non-infringement of all asserted patents in these lawsuits. Alnylam has appealed this judgment to the Federal Circuit Court of Appeals.

In May 2023, Alnylam filed a third complaint against us in the U.S. District Court for the District of Delaware asserting three additional U.S. patents concerning cationic lipids. The complaints seek judgments of infringement of the asserted patents and monetary damages, but do not seek to prevent or stop the marketing or sales of our COVID vaccines. In November 2023, the District Court entered an order of partial dismissal with respect to two of the patents at issue. Subsequently, in October 2024, the District Court entered a final judgment of non-infringement in our favor with respect to the third patent at issue. The decision is subject to appeal.

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

The following graph illustrates a comparison for the five years ended December 31, 2024 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index, and the Standard & Poor’s 500 Stock Index (the S&P 500) each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
among Moderna, Inc., the Nasdaq Biotechnology Index and the S&P 500 Stock Index
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Moderna, Inc.
S&P 500 Stock Index
Nasdaq Biotechnology Index

Stockholders
We had approximately 63 stockholders of record as of February 14, 2025. Because many of our outstanding shares are held in accounts with brokers and other institutions, the number of beneficial owners is significantly greater than the number of record holders. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended December 31, 2024, there were no shares repurchased. As of December 31, 2024, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remained outstanding, with no expiration date.

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

Overview

We are a biotechnology company advancing a new class of medicines made of messenger RNA (mRNA). mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing medicines across four franchises: respiratory virus vaccines, latent and other virus vaccines, oncology therapeutics and rare disease therapeutics.

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We have a diverse and extensive development pipeline of 34 development candidates across our 44 development programs, of which 41 are in clinical studies currently.

Our COVID vaccine is our first commercial product and is marketed, where approved, under the name Spikevax®. Our original vaccine, mRNA-1273, targeted the SARS-CoV-2 ancestral strain, and we have leveraged our mRNA platform to rapidly adapt our vaccine to emerging SARS-CoV-2 strains to provide protection as the virus evolves and regulatory guidance is updated. In May 2024, the U.S. Food and Drug Administration (FDA) granted approval for mRESVIA® (mRNA-1345), our mRNA vaccine against respiratory syncytial virus (RSV), to protect adults aged 60 and older from lower respiratory tract disease caused by RSV infection. This marks our second approved mRNA product and underscores our ongoing commitment to delivering solutions for patients by addressing global public health threats related to infectious diseases.

2024 Business Highlights

Respiratory Vaccines

During the fourth quarter of 2024, we achieved significant milestones in our respiratory vaccine portfolio. We filed for regulatory approval with the FDA for our next-generation COVID vaccine (mRNA-1283), supported by positive Phase 3 efficacy and immunogenicity data, leveraging a priority review voucher, and have been assigned a Prescription Drug User Fee Act (PDUFA) goal date of May 31, 2025. We also submitted a regulatory application for our respiratory syncytial virus (RSV) vaccine, mRESVIA (mRNA-1345), for high-risk adults aged 18 to 59, following positive Phase 3 data and using a priority review voucher, and have been assigned a PDUFA goal date of June 12, 2025. Additionally, we filed for FDA approval of our flu+COVID combination vaccine (mRNA-1083), based on positive Phase 3 immunogenicity data in adults aged 50 years and older.

Net Product Sales and Net (Loss) Earnings Per Share

For the year ended December 31, 2024, we recognized net product sales of $3.1 billion from sales of our COVID and RSV vaccines, compared to $6.7 billion and $18.4 billion for the years ended December 31, 2023 and 2022, respectively. Loss per share was $(9.28) for the year ended December 31, 2024, compared to (loss) earnings per share of $(12.33) and $20.12 for the years ended December 31, 2023 and 2022, respectively.

Program Developments

As of December 31, 2024, eleven of our 44 development programs are in late-stage development, including nine programs in Phase 3 and two rare disease programs that are expected to generate pivotal data in 2025.

Respiratory Vaccines

•Next-generation COVID vaccine: We shared positive Phase 3 vaccine efficacy and immunogenicity data for our next-generation COVID vaccine (mRNA-1283) at our 2024 R&D Day event in September 2024. We have filed for regulatory approval of mRNA-1283 with the FDA using a priority review voucher. The FDA has accepted our Biologics License Application (BLA) for mRNA-1283 and has assigned a PDUFA goal date of May 31, 2025.

•RSV vaccine: We received regulatory approval of our RSV vaccine mRESVIA (mRNA-1345) for adults aged 60 years and older in 2024. We shared positive Phase 3 data for mRNA-1345 in high-risk adults aged 18 to 59 at our 2024 R&D Day event and have since submitted an application to the FDA for regulatory approval using a priority review voucher, and have been assigned a PDUFA goal date of June 12, 2025.

•Seasonal flu + COVID vaccine: We shared positive Phase 3 immunogenicity data for our flu+COVID combination vaccine (mRNA-1083) for adults aged 50 years and older at our 2024 R&D Day event. We have filed with the FDA for regulatory approval of mRNA-1083, which may require vaccine efficacy data from our ongoing Phase 3 seasonal flu vaccine study.

•Seasonal flu vaccine: We have shared positive Phase 3 immunogenicity and safety data for our seasonal flu vaccine (mRNA-1010). We are conducting a two-season Phase 3 efficacy study (P304), where the timing of the efficacy readout depends on case accrual and could happen in the current season.

Latent and Other Vaccines

•Cytomegalovirus (CMV) vaccine: The pivotal Phase 3 study of our CMV vaccine candidate (mRNA-1647) is fully enrolled and accruing cases, evaluating its efficacy, safety and immunogenicity in the prevention of primary infection in women of childbearing age. The Data Safety Monitoring Board (DSMB) met to review the initial study data and has informed us that the criterion for early efficacy was not met. The DSMB recommended that the study continue as planned. We remain blinded and anticipate final efficacy data from the study in 2025.

•Norovirus vaccine: The two-season Phase 3 study evaluating the efficacy, safety and immunogenicity of our trivalent vaccine candidate against norovirus (mRNA-1403) is fully enrolled in the Northern Hemisphere and we are preparing second season enrollment in the Southern Hemisphere. The trial is currently on FDA clinical hold following a single adverse event report of Guillain-Barré syndrome, which is currently under investigation. We do not expect an impact on the study's efficacy readout timeline as enrollment in the Northern Hemisphere has already been completed. The timing of the Phase 3 readout will be dependent on case accruals.

Oncology Therapeutics

•Individualized Neoantigen Therapy (INT): We continue to demonstrate the potential clinical benefit of our INT (mRNA-4157). In collaboration with Merck, the Phase 3 clinical trial for adjuvant melanoma is fully enrolled. Two Phase 3 studies for non-small cell lung cancer are enrolling. A randomized Phase 2 study for high-risk muscle invasive bladder cancer is enrolling, and a randomized Phase 2 study for adjuvant renal cell carcinoma is enrolling.

Rare Diseases

•Propionic acidemia (PA) therapeutic: In an ongoing Phase 1/2 study designed to evaluate safety and pharmacology in trial participants with PA, our investigational therapeutic (mRNA-3927) has been generally well-tolerated to date with no events meeting protocol-defined dose-limiting toxicity criteria. Early results suggest potential decreases in annualized metabolic decompensation event (MDE) frequency compared to pre-treatment, and the majority of patients have elected to continue on the open label extension study. We began generating registrational trial data in 2024.

•Methylmalonic acidemia (MMA) therapeutic: Our investigational therapeutic for MMA (mRNA-3705) has been selected by the FDA for the Support for Clinical Trials Advancing Rare Disease Therapeutics (START) pilot program. We and the FDA have agreed on the pivotal study design. We expect to start a registrational study in the first half of 2025.

Other Business Updates

In March 2024, we entered into a development and commercialization funding agreement with Blackstone Life Sciences (Blackstone) to advance our flu program. As part of the agreement, Blackstone has committed up to $750 million in funding to support development efforts. Blackstone will be eligible for low-single digit royalties and milestone payments based on cumulative net sales of our future flu and combination vaccines, contingent upon regulatory approval in the U.S. and the success of the funded activities. The funding is recognized as a reduction to the expenses of our flu program. We will retain full rights and control of our flu program.

In April 2024, we entered a non-exclusive out-licensing agreement with a pharmaceutical company based in Japan for mRNA COVID-related intellectual property for the territory of Japan. We received an upfront payment of $50 million, which includes a $20 million prepayment creditable against future royalties. Additionally, we are entitled to low double-digit royalties on the net sales of the company’s COVID product.

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

During the third quarter of 2024, we updated our COVID vaccine to target the KP.2 and JN.1 strains of the SARS-CoV-2 virus for the 2024-2025 season, consistent with guidance from regulators. Our vaccine targeting the KP.2 strain received approval from the FDA and Health Canada, while our vaccine targeting the JN.1 strain was approved by regulatory authorities in the European Union (EU), the United Kingdom, Japan, Taiwan, and other jurisdictions.

In May 2024, the FDA approved mRESVIA to protect adults aged 60 years and older from lower respiratory tract disease caused by RSV infection. The approval was granted under a breakthrough therapy designation. Subsequently, the Advisory Committee on Immunization Practices (ACIP) issued a recommendation for all unvaccinated people 75 years of age and older and unvaccinated people aged 60 to 74 who are at increased risk. In August 2024, the European Commission (EC) granted marketing authorization for mRESVIA to protect adults aged 60 years and older from lower respiratory tract disease caused by RSV infection. The authorization is valid in all 27 EU member states, as well as Iceland, Liechtenstein and Norway. We have also filed for mRNA-1345 approval with regulators in multiple markets worldwide and commenced sales in the U.S. in the third quarter of 2024.

In September 2024, our manufacturing facility in Laval, Quebec, received a Drug Establishment License (DEL) from Health Canada, certifying the site’s compliance with the required safety and quality standards to produce drug substance. This certification marked a significant step in enabling our Canadian facility to become fully operational, supporting domestic manufacturing of mRNA vaccines, including COVID vaccines, with production expected to begin in 2025.

In January 2025, we entered into a new agreement with the RRPV, funded by BARDA. The agreement provides up to $590 million to support the late-stage development and licensure of mRNA-based pre-pandemic influenza vaccines. In addition, the funding will enable the expansion of clinical studies for up to five additional subtypes of pandemic influenza, enhancing our preparedness to address emerging public health threats.

Financial Operations Overview

Revenue

Net product sales

Net product sales by customer geographic location were as follows for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$1,726	$1,720	$4,405
Europe	573	1,353	6,732
Rest of world	810	3,598	7,298
Total	$3,109	$6,671	$18,435

Net product sales by product were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
COVID	$3,084	$6,671	$18,435
RSV	25	—	—
Total	$3,109	$6,671	$18,435

As of December 31, 2024, we have two commercial products authorized for use, our COVID vaccine and our RSV vaccine. The RSV vaccine was approved by the FDA in May 2024 for adults aged 60 years and older.

In the third quarter of 2023, we commenced sales of our COVID vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and international organizations. We also commenced sales of our RSV vaccine in the third quarter of 2024. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Gross product sales	$4,517	$8,203	$18,435
Product sales provision:
Wholesaler chargebacks, discounts and fees	(1,141)	(976)	—
Returns, rebates and other fees	(267)	(556)	—
Total product sales provision(1)	$(1,408)	$(1,532)	$—
Net product sales	$3,109	$6,671	$18,435
_______
(1)Includes an adjustment of approximately $216 million for the full year 2024, reflecting a reduction in prior year provision estimates, primarily related to returns and chargebacks for the previous COVID vaccine season.

Prior to the third quarter of 2023, we sold our COVID vaccine to the U.S. Government, foreign governments and international organizations. The agreements and related amendments with these entities generally do not include variable consideration, such as discounts, rebates or returns. Certain of these agreements entitle us to upfront deposits for our COVID vaccine supply, initially recorded as deferred revenue. As of December 31, 2024, we had deferred revenue of $188 million associated with customer deposits received or billable under supply agreements for delivery of our COVID vaccine, with the majority in 2025.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, and licensing and royalty revenue. Grant and collaboration revenues have been primarily derived from government-sponsored and private organizations including the Biomedical Advanced Research and

Development Authority (BARDA), the Defense Advanced Research Projects Agency (DARPA) and the Gates Foundation and from strategic alliances with Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex) and others to discover, develop, and commercialize potential mRNA medicines. Licensing and royalty revenue is related to our out-licensing agreement for mRNA COVID related intellectual property in Japan, executed in 2024.

The following table summarizes other revenue for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Grant revenue	$37	$94	$388
Collaboration revenue	48	83	440
Licensing and royalty revenue	42	—	—
Total other revenue	$127	$177	$828

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

We use our employee and infrastructure resources for the advancement of our platform, and for discovering and developing programs. Due to the number of ongoing programs and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development programs are generally not recorded or maintained on a program- or therapeutic area-specific basis.

The following table reflects our research and development expenses, including direct program specific expenses summarized by therapeutic area and indirect or shared operating costs summarized under other research and development expenses during the years ended December 31, 2024, 2023, and 2022 (in millions):

	Years Ended December 31,
	2024	2023	2022
Program-specific expenses by therapeutic area:
Respiratory vaccines	$837	$1,554	$1,363
Latent and other virus vaccines	460	349	133
Oncology	154	62	28
Rare disease and other therapeutics	82	67	12
Total program-specific expenses by therapeutic area(1)	$1,533	$2,032	$1,536
Other research and development expenses:
Discovery and platform research	$557	$751	$397
Technical development and manufacturing expenses	1,081	1,116	713
Shared discovery and development expenses	1,108	789	556
Stock-based compensation	264	157	93
Total research and development expenses	$4,543	$4,845	$3,295
__________
(1)Includes a total of 34 development candidates at December 31, 2024, 42 development candidates at December 31, 2023, and 45 development candidates at December 31, 2022. Program-specific expenses are reflected as of the beginning of the period in which the program was internally advanced to development.

The program-specific expenses by therapeutic area summarized in the table above include external development costs, such as fees paid to outside consultants, central laboratories, investigative sites, and CROs in connection with our preclinical studies and clinical trials. We generally do not allocate personnel-related costs, including stock-based compensation, costs associated with our general platform research, technical development, and other shared costs on a program-specific basis. These costs were therefore excluded from the summary of program-specific expenses by therapeutic area.

Discovery and platform research expenses include costs associated with early-stage research activities for preclinical programs and the development of technical advances in mRNA science, delivery science, and manufacturing process design. These costs include external CRO and lab services, personnel-related costs, computer equipment, facilities, and other administrative costs.

Technology development and manufacturing expenses are primarily related to manufacturing process development and manufacturing costs, including expenses for acquiring and manufacturing pre-launch inventory, mRNA supply for preclinical studies and clinical trials.

Shared discovery and development expenses are research and development costs such as personnel-related costs and other costs, such as the purchase of priority review vouchers. These expenses are not otherwise included in development programs, discovery and platform research, technical development, manufacturing expenses, or stock-based compensation.

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

Changes in expectations or outcomes of any of the known or unknown risks and uncertainties may materially impact our expected research and development expenditures. Continued research and development is central to the ongoing activities of our business. Investigational medicines in later stages of clinical development, such as our norovirus vaccine, seasonal flu vaccine, new generations of COVID vaccines, combination vaccines, CMV vaccine, and our INT program, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development costs to be substantial in the near term as our investigational medicines advance through development phases and as we identify and develop additional programs.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for executives, finance, legal, human resources, business development, commercial, marketing, and other administrative and operational functions, professional fees, accounting and legal services, information technology and facility-related costs, and expenses associated with obtaining, maintaining, and defending intellectual property (IP). These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

Prior to 2024, selling, general and administrative expenses increased annually as we expanded our commercial infrastructure to support the global commercialization of our COVID vaccine. These increases were driven by investments in building regulatory, sales, and marketing teams, establishing subsidiaries in multiple countries, and supporting operational growth. In 2024, selling, general and administrative expenses decreased significantly by $375 million, or 24%, compared to 2023. This decline reflects our focus on productivity improvements, cost-saving initiatives, and targeted investments that strengthen our overall efficiency.

Interest income

Interest income consists of interest generated from our investments in cash and cash equivalents, money market funds, and high-quality fixed income securities.

Other expense, net

Other expense, net consists of interest expense, gains or losses related to the sale of investments in marketable securities, changes in fair value of investments in equity securities, foreign currency transactions, remeasurements and hedges, and other income and expense unrelated to our core operations. Interest expense is primarily derived from our finance leases related to our Moderna Technology Center prior to its acquisition in December 2024, and certain contract manufacturing service agreements.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policy used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Net product sales

Prior to the third quarter of 2023, we sold our COVID vaccine to the U.S. Government, foreign governments and organizations. The agreements and related amendments with these entities generally do not include variable consideration, such as discounts, rebates or returns. In the third quarter of 2023, we commenced sales of our latest COVID vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and organizations. We also commenced sales of our RSV vaccine in the third quarter of 2024. In the U.S., our COVID vaccine and RSV vaccine are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers.

We recognize net product sales when control of the product transfers to the customer, typically upon delivery. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns, government rebates, and other related deductions. These provisions are recorded based on contractual terms, our estimate of returns for product sold, and other relevant considerations, during the period, using the expected value method or the most likely amount method. Estimates are assessed each period and adjusted as required to revise information or actual experience. Please refer to Note 2 to our consolidated financial statements for further discussion and analysis of each significant category of product sales provisions and the accounting policy.

The application of our critical accounting policies necessitates substantial management judgment and estimation, particularly when determining the amount of variable consideration to recognize. The subjectivity of this process is heightened when assessing factors outside our direct control such as the limited historical data, constrained third-party information, and evolving market dynamics. Among all variables, estimating returns presents the most significant judgment due to the broad range of potential outcomes and the current lack of established return trends. While we now have one year of data on our product returns, this remains insufficient to establish reliable patterns. We will continue to enhance our projections as additional information becomes available. The actual results could differ from our estimates, and such differences could have a material impact to our financial statements.

Recently issued accounting pronouncements

See Note 2 - Summary of Significant Accounting Policies, to the consolidated financial statements, under the caption “Recently Issued Accounting Standards”.

Results of operations

A discussion regarding our results of operations for the year ended December 31, 2024 compared to 2023 is presented below. A discussion regarding our results of operations for the year ended December 31, 2023 compared to 2022 can be found under Part II -Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (SEC) on February 23, 2024.

The following table summarizes our consolidated statements of operations for the periods presented (in millions):

	Years Ended December 31,		Change 2024 vs. 2023
	2024	2023	Change	%
Revenue:
Net product sales	$3,109	$6,671	$(3,562)	(53)%
Other revenue	127	177	(50)	(28)%
Total revenue	3,236	6,848	(3,612)	(53)%
Operating expenses:
Cost of sales	1,464	4,693	(3,229)	(69)%
Research and development	4,543	4,845	(302)	(6)%
Selling, general and administrative	1,174	1,549	(375)	(24)%
Total operating expenses	7,181	11,087	(3,906)	(35)%
Loss from operations	(3,945)	(4,239)	294	(7)%
Interest income	425	421	4	1%
Other expense, net	(87)	(124)	37	(30)%
Loss before income taxes	(3,607)	(3,942)	335	(8)%
(Benefit from) provision for income taxes	(46)	772	(818)	(106)%
Net loss	$(3,561)	$(4,714)	$1,153	(24)%

Revenue

Total revenue decreased by $3.6 billion, or 53%, in 2024, primarily attributable to a significant reduction in net product sales of our COVID vaccine. Net product sales decreased by $3.6 billion, or 53%, in 2024, mainly due to lower sales volumes in Europe and the rest of the world. This decline reflects the transition to a seasonal commercial market for COVID vaccine, as revenue from these regions was previously generated largely through advance purchase agreements with foreign governments and international organizations during the pandemic. In the United States, sales remained relatively consistent compared to 2023. However, 2024 sales include an approximately $216 million benefit related to a reversal of prior-year sales provisions. Excluding this adjustment, product sales volume in the United States declined compared to 2023, primarily due to lower vaccination rates and increased market competition. Although we commenced sales of our RSV vaccine in the third quarter of 2024, these sales did not have a significant impact on our overall product sales for the year. Other revenue decreased by $50 million, or 28%, in 2024, primarily due to lower grant and collaboration revenue, partially offset by license and royalty revenue related to the licensing agreement for mRNA COVID-related intellectual property in Japan, executed in 2024.

Product sales are expected to decline further in 2025, driven by a potential reduction in vaccination rates, lower sales under advanced purchase agreements as most have been fulfilled, and increasing competitive pressures in the market.

Operating expenses

Cost of sales

Our cost of sales was $1.5 billion, or 47% of our net product sales, in 2024, including third-party royalties of $155 million, inventory write-downs of $495 million, primarily for raw materials and our finished and semi-finished COVID vaccine inventory, wind-down costs of $263 million, unutilized manufacturing capacity of $105 million, and losses from non-cancellable raw material purchase commitments of $60 million. Our cost of sales was $4.7 billion, or 70% of our net product sales, in 2023, including third-party royalties of $301 million, inventory write-downs of $2.2 billion, unutilized manufacturing capacity and wind down costs of $981 million, and losses on firm purchase commitments and cancellation fees of $205 million. These charges in 2024, other than royalties, were largely driven by customer demand forecast adjustments, termination of third-party contract manufacturing service agreements, and commitments for manufacturing capacity and raw material purchase agreements. Charges in 2023, other than royalties, were primarily attributable to a shift in product demand to the latest variant-targeted COVID vaccine and a decline in customer demand, which ultimately led to our strategic initiative implemented in the third quarter of 2023 to optimize our COVID business by resizing manufacturing operations in response to the shift toward an endemic seasonal market. Refer to Note 7 to our consolidated financial statements for further details on inventory related charges and this initiative.

Cost of sales for 2024 decreased by $3.2 billion, or 69%, compared to 2023. Cost of sales as a percentage of net product sales for 2024 decreased by 23 percentage points to 47% from 70% in 2023. The decrease in cost of sales was primarily driven by reduced inventory write-downs, unutilized manufacturing capacity, purchase commitment and cancellation fees, and lower sales volume. Additionally, the reduction reflects the impact of our strategic initiative launched, which incurred $1.6 billion in charges during 2023, contributed to improved manufacturing efficiency and cost reductions in 2024. Of the wind-down costs incurred in 2024, $238 million related to the termination of a contract manufacturing agreement during the fourth quarter, as part of our continued efforts to optimize our manufacturing footprint in alignment with the transition to a seasonal endemic market. The decrease in cost of sales as a percentage of net product sales was primarily attributable to these reduced costs, partially offset by the lower product sales.

In 2025, we anticipate a reduction in cost of sales, primarily due to lower anticipated product sales. However, we expect cost of sales as a percentage of net product sales to increase compared to 2024, driven by excess manufacturing capacity and the impact of fixed costs being allocated across a lower sales volume.

Research and development expenses

Research and development expenses decreased by $302 million, or 6%, in 2024. The decrease was primarily attributable to decreases in clinical trial expenses of $427 million, clinical manufacturing expenses of $286 million, and preclinical research expenses of $246 million. These reductions were partially offset by an increase of $231 million in personnel-related costs, including stock-based compensation, and the purchase of two priority review vouchers. The decrease was largely attributable to reduced spending across our COVID, RSV, seasonal flu, CMV and combination vaccine programs. The decrease in expenses for the seasonal flu program was primarily due to funding provided by Blackstone. Please refer to Note 5 to our consolidated financial statements for details on the research and development funding arrangement with Blackstone. These reductions were partially offset by increased spending on our norovirus and INT programs. The increase in personnel-related costs and stock-based compensation was mainly due to higher headcount to support our continued research and development efforts.

We expect research and development costs to decline in 2025 as we focus our investments on prioritized programs and strategic areas, aligning resources with our long-term objectives. However, we still anticipate incurring a significant amount of research and development expenses in 2025 as we continue to develop our pipeline and advance our product candidates into later-stage development, in particular those in ongoing Phase 3 studies, including our norovirus, flu+COVID combination, CMV, and RSV vaccine programs, as well as our INT program.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $375 million, or 24%, in 2024. The decrease was mainly due to a $342 million reduction in consulting and outside services across all functions, along with a $72 million reduction in commercial and marketing expenses. The decrease reflects cost discipline and operational efficiencies gained by reducing reliance on external consultants and bringing more functions in-house.

While we continue to make selective investments to support our key priorities, we expect a slight decrease in spending in 2025 as we maintain an efficient and scalable operational structure.

Interest income

Interest income generated from our investments in marketable securities increased by $4 million in 2024, mainly attributable to an overall higher interest rate environment, partially offset by lower average investment balances.

Other expense, net

The following table summarizes other expense, net for the periods presented (in millions):

	Years Ended December 31,		Change 2024 vs. 2023
	2024	2023	Change	%
Loss on investments	$(56)	$(72)	$16	(22)%
Interest expense	(24)	(38)	14	(37)%
Other expense, net	(7)	(14)	7	(50)%
Total other expense, net	$(87)	$(124)	$37	(30)%

Total other expense, net decreased by $37 million, or 30%, in 2024. The decrease was primarily driven by a reduction in net realized losses on available-for-sale debt securities and lower interest expense. Interest expense, which is primarily related to our finance leases, declined due to the termination or expiration of certain finance leases in 2023. Please refer to Note 10 to our consolidated financial statements for additional information.

Provision for income taxes

Provision for income taxes decreased by $818 million, or 106%, in 2024, primarily due to the establishment of a $1.7 billion valuation allowance on deferred tax assets in the third quarter of 2023. This valuation allowance has been applied consistently since its initial recognition. Our effective tax rate for the year ended December 31, 2024 was 1.3%, which is lower than the statutory rate. It is mainly driven by the increase in valuation allowances on deferred tax assets, partially offset by tax benefits from research and development credits. As a result of the valuation allowance, the 2024 effective tax rate is not comparable to the prior year. Please refer to Note 13 to our consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital for each period presented (in millions):

	December 31,
	2024	2023
Financial assets:
Cash and cash equivalents	$1,927	$2,907
Investments	5,098	5,697
Investments, non-current	2,494	4,677
Total	$9,519	$13,281

Working capital:
Current assets	$8,099	$10,325
Current liabilities	2,206	3,015
Total	$5,893	$7,310

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of December 31, 2024 decreased by $3.8 billion, or 28%, compared to December 31, 2023. For the year ended December 31, 2024, we had a net cash outflow from operations of $3.0 billion, and purchases of property, plant and equipment of $1.1 billion.

Working capital, defined as current assets less current liabilities, as of December 31, 2024 decreased by $1.4 billion, or 19%, compared to December 31, 2023. This was primarily due to a $1.6 billion decrease in cash, cash equivalents and short-term investments, mainly used to fund our operating activities, and a $534 million decrease in accounts receivable, primarily driven by timing of collections. These decreases were partially offset by a $415 million reduction in short-term deferred revenue, mainly resulting from revenue recognized from deferred revenue in excess of customer deposits received, and a $371 million decrease in accrued liabilities, reflecting an overall reduction in spend.

Cash flow

The following table summarizes the primary sources and uses of cash for the periods presented (in millions):

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(3,004)	$(3,118)
Investing activities	1,949	4,206
Financing activities	56	(1,377)
Net decrease in cash and cash equivalents	$(999)	$(289)

Operating activities

We derive cash flows from operations primarily from cash collected from customer deposits and accounts receivable related to our product sales, as well as certain government-sponsored and private organizations, strategic alliances and funding arrangements. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. Beginning in the third quarter of 2020, we entered into supply agreements with the U.S. Government, foreign governments and international organizations for the supply of our COVID vaccine and received upfront deposits. In the third quarter of 2023, we commenced sales of our COVID vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and international organizations. In the U.S., our COVID vaccine is sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. We also commenced sales of our RSV vaccine in the third quarter of 2024. Wholesalers and distributors typically do not make upfront payments to us. As of December 31, 2024, we had $188 million in deferred revenue related to customer deposits received or billable.

Net cash used by operating activities in 2024 was $3.0 billion and consisted of net loss of $3.6 billion and non-cash adjustments of $635 million, plus a net change in assets and liabilities of $78 million. Non-cash items primarily included stock-based compensation of $429 million and depreciation and amortization of $189 million. The net change in assets and liabilities was primarily due to a decrease in deferred revenue of $439 million due to revenue recognized from deferred revenue in excess of customer deposits received, and a decrease in accounts payable and accrued liabilities of $454 million resulting from overall lower spend in the period. These were partially offset by a decrease in accounts receivable of $534 million, mainly due to timing of collections, a decrease in prepaid expenses and other assets of $145 million, primarily driven by reductions in vendor prepayments, as well as a decrease in inventory of $83 million, largely due to inventory sold and write-downs.

Net cash used by operating activities decreased by $114 million, or 4%, in 2024 compared to 2023. This decrease was primarily driven by a decrease in net loss of $1.2 billion, a change in deferred revenue of $1.6 billion, reflecting less revenue recognized from deferred revenue in excess of customer deposits received in 2024. This was partially offset by a change in prepaid expenses and other assets of $1.7 billion, mainly due to a decrease in deferred income tax assets in 2023 resulting from the establishment of a valuation allowance and reductions in vendor prepayments, and a change in inventory of $664 million, driven by a smaller reduction in inventory write-downs.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for land, building, leasehold improvements, manufacturing, laboratory, computer equipment and software, and business development.

Net cash provided by investing activities in 2024 was $1.9 billion, which primarily included proceeds from maturities of marketable securities of $5.6 billion and proceeds from sales of marketable securities of $4.0 billion, partially offset by purchases of marketable securities of $6.5 billion, and purchases of property, plant and equipment of $1.1 billion.

Net cash flows provided by investing activities decreased by $2.3 billion, or 54%, in 2024 compared to 2023, primarily due to increases in purchases of marketable securities of $2.8 billion, and purchases of property, plant and equipment of $344 million, partially offset by an increase in proceeds from sale of marketable securities of $761 million.

Financing activities

Our primary financing activities consist of issuance of common stock related to our equity plans, repurchases of common stock, and finance leases.

Net cash provided by financing activities in 2024 was $56 million, consisting of net proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchases under our equity plans of $66 million.

Net cash provided by financing activities increased by $1.4 billion, or 104%, in 2024 compared to 2023, mainly due to a decrease in repurchases of common stock.

Operation and funding requirements

Our principal sources of funding as of December 31, 2024 consisted of cash and cash equivalents, investments, and cash we may generate from operations. We reported a net loss of $3.6 billion and $4.7 billion for the years ended December 31, 2024 and 2023, respectively. In contrast, we generated net income of $8.4 billion and $12.2 billion for the years ended December 31, 2022 and 2021, respectively, following the authorization of our first commercial product in December 2020. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. We have retained earnings of $10.0 billion as of December 31, 2024.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our norovirus, flu+COVID combination, CMV, RSV, and next-generation COVID vaccine candidates, INT, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which may not be reimbursed or otherwise paid for by our partners or collaborators. In addition, we have substantial facility, lease and purchase obligations. We have also entered into various collaboration and licensing agreements, as well as a research and development funding arrangement with a third party. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

We believe that our cash, cash equivalents, and investments as of December 31, 2024, together with cash expected to be generated from product sales, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of the financial statements included in this Annual Report on Form 10-K. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023, and this trend continued into 2024, reflecting the market's ongoing transition to a seasonal commercial pattern in the endemic COVID vaccine market. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$1,129	$64	$149	$162	$754
Financing leases	67	26	41	—	—
Purchase obligations(1)	1,045	601	439	5	—
Total contractual cash obligations	$2,241	$691	$629	$167	$754
_______

(1)The amounts represent non-cancelable fixed payment obligations related to purchases of raw materials, contract manufacturing services, research and development and other goods or services in the normal course of business. As of December 31, 2024, $60 million of the purchase commitments related to raw materials was recorded as an accrued liability for loss on future firm purchase commitments and is included in the purchase obligations line above.

We have agreements with certain vendors for various services, including services related to clinical operations and support and contract manufacturing, which we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. At December 31, 2024, we had cancelable open purchase orders of $2.9 billion in total under such agreements for our clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2024, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the cancelable open purchase order amounts of $2.9 billion.

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

As of December 31, 2024, we did not have any off-balance sheet arrangements, other than those obligations and commitments disclosed herein, that were material or reasonably likely to become material to our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

As of December 31, 2024 and 2023, we had cash, cash equivalents, restricted cash, and investments in marketable securities of $9.5 billion and $13.3 billion, respectively. Our investment portfolio comprises money market funds and marketable debt securities (including U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities, and commercial paper), which are classified as available-for-sale securities. Our primary investment objectives are the preservation of capital and the maintenance of liquidity, and our investment policy defines allowable investments based on quality of the institutions and financial instruments designed to minimize risk exposure. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates.

Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. If market interest rates were to increase immediately and uniformly by one percentage point from levels at December 31, 2024, the net fair value of our marketable securities would decrease by approximately $53 million.

Foreign Currency Risk

We transact business in various foreign currencies and have international sales and expenses denominated in foreign currencies. Therefore, we are exposed to certain risks arising from both our business operations and economic conditions. For the year ended December 31, 2024, our revenue generating activities and operations continued to be primarily denominated in U.S. dollars. However, we maintained a significant exposure to foreign currency risk, particularly in the Australian dollar, Brazilian real, British pound, and Canadian dollar markets.

As our business evolves, we have transitioned to receiving payments in local currencies rather than U.S. dollars. In addition, we operate in foreign countries and are establishing manufacturing facilities in Canada, Australia, and the United Kingdom, where we also transact in foreign currencies. Collectively, these factors expose us to risks associated with fluctuations in foreign currency exchange rates, which may impact our results of operations and cash flows. To manage this exposure, we have focused on balance sheet hedging activities as part of our strategy to address foreign currency fluctuations. While cash flow hedging programs are in place, there were no foreign currency cash flow hedging activities during 2024.

Balance Sheet Hedging Activities

We enter into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, receivables, payables and lease liabilities in the Australian dollar, Brazilian real, British pound, and Canadian dollar, that are not designated for hedge accounting treatment. Therefore, these forward contracts are accounted for as derivatives whereby the fair value of the contracts are reported as prepaid expenses and other current assets or other current liabilities in our consolidated balance sheets, and gains and losses resulting from changes in the fair value are recorded as a component of other expense, net, in our consolidated statements of operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign currency denominated assets and liabilities, which are also recorded to other expense, net, in our consolidated statements of operations. As of December 31, 2024, our outstanding balance sheet hedging derivatives, carried at fair value, had maturities of less than three months.

We enter into these foreign exchange contracts to hedge our monetary assets and liabilities denominated in foreign currency in the normal course of business and accordingly, they are not speculative in nature. We believe the counterparties to our foreign currency forward contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2024, a hypothetical adverse movement of 10 percent in foreign currency exchange rates compared to the U.S. dollars across all maturities would have resulted in potential declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of approximately $36 million. We expect that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

Item 8. Financial Statements and Supplementary Data
MODERNA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moderna, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Provisions for returns on product sales
Description of the Matter
During the year ended December 31, 2024, the Company’s net product sales were $3.1 billion. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which provisions are established, including provisions for product sales returns.

Auditing the Company’s measurement of provisions for product sales returns under its contracts with wholesalers, distributors and retail customers (collectively, “Customers”) was especially challenging because (1) it involves management assumptions about inventory remaining in the distribution channel as of the balance sheet date that could be subject to return in future periods and projected market demand, and (2) the Company has limited returns history on which to base its assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to determine provisions for returns on product sales. For example, we tested controls over management’s review of the completeness and accuracy of the data used in the process and the assumptions about the amount of inventory in the distribution channel that could be subject to return in future periods.

To test the Company’s provisions for returns on product sales, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate its provisions. To test management’s assumptions, we inspected agreements with significant Customers to validate the rights of return, made inquiries of members of the commercial function regarding any changes to the terms and conditions of commercial contracts, and assessed the historical accuracy of management’s estimate. We also examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns and performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company analysis of product returns. In addition, we reviewed inventory on hand-reporting from significant Customers at the balance sheet date and subsequent to the balance sheet date and inspected vaccination data from third-party sources through the report date. We also performed sensitivity analyses over the Company’s return rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Boston, Massachusetts
February 21, 2025

MODERNA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,927	$2,907
Investments	5,098	5,697
Accounts receivable, net	358	892
Inventory	117	202
Prepaid expenses and other current assets	599	627
Total current assets	8,099	10,325
Investments, non-current	2,494	4,677
Property, plant and equipment, net	2,196	1,945
Right-of-use assets, operating leases	759	713
Other non-current assets	594	766
Total assets	$14,142	$18,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$405	$520
Accrued liabilities	1,427	1,798
Deferred revenue	153	568
Other current liabilities	221	129
Total current liabilities	2,206	3,015
Deferred revenue, non-current	58	83
Operating lease liabilities, non-current	671	643
Financing lease liabilities, non-current	39	575
Other non-current liabilities	267	256
Total liabilities	3,241	4,572
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001; 162 shares authorized as of December 31, 2024 and 2023; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of December 31, 2024 and 2023; 386 and 382 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	866	371
Accumulated other comprehensive loss	(10)	(123)
Retained earnings	10,045	13,606
Total stockholders’ equity	10,901	13,854
Total liabilities and stockholders’ equity	$14,142	$18,426
The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Net product sales	$3,109	$6,671	$18,435
Other revenue	127	177	828
Total revenue	3,236	6,848	19,263
Operating expenses:
Cost of sales	1,464	4,693	5,416
Research and development	4,543	4,845	3,295
Selling, general and administrative	1,174	1,549	1,132
Total operating expenses	7,181	11,087	9,843
(Loss) income from operations	(3,945)	(4,239)	9,420
Interest income	425	421	200
Other expense, net	(87)	(124)	(45)
(Loss) income before income taxes	(3,607)	(3,942)	9,575
(Benefit from) provision for income taxes	(46)	772	1,213
Net (loss) income	$(3,561)	$(4,714)	$8,362

(Loss) earnings per share:
Basic	$(9.28)	$(12.33)	$21.26
Diluted	$(9.28)	$(12.33)	$20.12

Weighted average common shares used in calculation of (loss) earnings per share:
Basic	384	382	394
Diluted	384	382	416

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(3,561)	$(4,714)	$8,362
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	120	210	(348)
Less: net realized losses on available-for-sale securities reclassified in net (loss) income	4	38	26
Net increase (decrease) from available-for-sale securities	124	248	(322)
Cash flow hedges:
Unrealized gains on derivative instruments	—	—	130
Less: net realized losses (gains) on derivative instruments reclassified in net (loss) income	—	8	(154)
Net increase (decrease) from derivatives designated as hedging instruments	—	8	(24)
Losses on foreign currency translation	(8)	—	—
Pension and postretirement obligation adjustments	(3)	(9)	—
Total other comprehensive income (loss)	113	247	(346)
Comprehensive (loss) income	$(3,448)	$(4,467)	$8,016

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	403	$—	$4,211	$(24)	$9,958	$14,145
Vesting of restricted common stock and restricted stock units	1	—	—	—	—	—
Exercise of options to purchase common stock	4	—	50	—	—	50
Issuance of common stock under employee stock purchase plan	—	—	15	—	—	15
Stock-based compensation	—	—	226	—	—	226
Other comprehensive loss, net of tax	—	—	—	(346)	—	(346)
Repurchase of common stock	(23)	—	(3,329)	—	—	(3,329)
Net income	—	—	—	—	8,362	8,362
Balance at December 31, 2022	385	$—	$1,173	$(370)	$18,320	$19,123

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	385	$—	$1,173	$(370)	$18,320	$19,123
Vesting of restricted common stock	1	—	—	—	—	—
Exercise of options to purchase common stock	4	—	25	—	—	25
Issuance of common stock under employee stock purchase plan	—	—	21	—	—	21
Stock-based compensation	—	—	305	—	—	305
Other comprehensive income, net of tax	—	—	—	247	—	247
Repurchase of common stock, including excise tax	(8)	—	(1,153)	—	—	(1,153)
Net loss	—	—	—	—	(4,714)	(4,714)
Balance at December 31, 2023	382	$—	$371	$(123)	$13,606	$13,854

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	382	$—	$371	$(123)	$13,606	$13,854
Vesting of restricted common stock	2	—	—	—	—	—
Exercise of options to purchase common stock	1	—	42	—	—	42
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24
Stock-based compensation	—	—	429	—	—	429
Other comprehensive income, net of tax	—	—	—	113	—	113
Net loss	—	—	—	—	(3,561)	(3,561)
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net (loss) income	$(3,561)	$(4,714)	$8,362
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	429	305	226
Depreciation and amortization	189	621	348
Amortization/accretion of investments	(95)	(61)	31
Loss on equity investments, net	52	35	—
Other non-cash items	60	7	28
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable, net	534	493	1,790
Prepaid expenses and other assets	145	1,802	(2,258)
Inventory	83	747	492
Right-of-use assets, operating leases	(53)	(605)	21
Accounts payable	(69)	13	240
Accrued liabilities	(385)	(340)	612
Deferred revenue	(439)	(2,060)	(4,157)
Operating lease liabilities	28	551	(14)
Other liabilities	78	88	(740)
Net cash (used in) provided by operating activities	(3,004)	(3,118)	4,981
Investing activities
Purchases of marketable securities	(6,529)	(3,760)	(11,435)
Proceeds from maturities of marketable securities	5,562	5,575	3,151
Proceeds from sales of marketable securities	3,967	3,206	3,548
Purchases of property, plant and equipment	(1,051)	(707)	(400)
Acquisition of business, net of cash acquired	—	(85)	—
Investment in convertible notes and equity securities	—	(23)	(40)
Net cash provided by (used in) investing activities	1,949	4,206	(5,176)
Financing activities
Proceeds from issuance of common stock through equity plans	66	46	65
Repurchase of common stock, including excise tax	—	(1,153)	(3,329)
Changes in financing lease liabilities	(10)	(270)	(184)
Net cash provided by (used in) financing activities	56	(1,377)	(3,448)
Net decrease in cash, cash equivalents and restricted cash	(999)	(289)	(3,643)
Cash, cash equivalents and restricted cash, beginning of year	2,928	3,217	6,860
Cash, cash equivalents and restricted cash, end of year	$1,929	$2,928	$3,217
Supplemental cash flow information
Cash paid (received) for income taxes	$197	$(357)	$2,729
Cash paid for interest	$24	$39	$25
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$97	$130	$72

The accompanying notes are an integral part of these consolidated financial statements.

MODERNA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Moderna, Inc. (collectively, with its consolidated subsidiaries, any of Moderna, we, us, our or the Company) is a biotechnology company advancing a new class of medicines made of messenger RNA (mRNA). mRNA medicines are designed to direct the body’s cells to produce intracellular, membrane or secreted proteins that have a therapeutic or preventive benefit with the potential to address a broad spectrum of diseases. Our platform builds on continuous advances in basic and applied mRNA science, delivery technology and manufacturing, providing us the capability to pursue in parallel a robust pipeline of new development candidates. We are developing medicines across four franchises: respiratory virus vaccines, latent and other virus vaccines, oncology therapeutics and rare disease therapeutics.

Our COVID vaccine is our first commercial product and is marketed, where approved, under the name Spikevax®. Our original vaccine, mRNA-1273, targeted the SARS-CoV-2 ancestral strain, and we have leveraged our mRNA platform to rapidly adapt our vaccine to emerging SARS-CoV-2 strains to provide protection as the virus evolves and regulatory guidance is updated.

In May 2024, the U.S. Food and Drug Administration (FDA) approved mRESVIA® (mRNA-1345), our mRNA respiratory syncytial virus (RSV) vaccine, to protect adults aged 60 years and older from lower respiratory tract disease caused by RSV infection. The approval was granted under a breakthrough therapy designation and marks the second approved mRNA product from Moderna.

We have a diverse and extensive development pipeline of 34 development candidates across our 44 development programs, of which 41 are in clinical studies currently.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Deferred tax assets, previously presented as a separate line item in our 2023 Form 10-K, are presented within other non-current assets in the consolidated balance sheets. Income taxes payable, previously presented as a separate line item in our 2023 Form 10-K, is presented within other current liabilities in the consolidated balance sheets. The associated prior period amounts in the consolidated financial statements, as well as in the notes thereto, have been reclassified to conform to the current presentation.

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

Segment Information

The Company operates as a single operating and reportable segment, reflecting the integrated nature of our business focused on the research, development, and commercialization of mRNA-based medicines. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company's performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as total revenue, operating expenses, and net income or loss. The CODM allocates resources based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making. The interdependent nature of our research, development, and commercialization activities, supported by common infrastructure such as our mRNA platform, makes further disaggregation of expenses less meaningful for assessing performance. Additionally, there are no segment managers accountable for operations, operating results, and planning for levels or components below the consolidated unit level.

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

Net Product Sales

Prior to the third quarter of 2023, we sold our COVID vaccine to the U.S. Government, foreign governments and organizations. The agreements and related amendments with these entities generally do not include variable consideration, such as discounts, rebates or returns. Certain of these agreements entitle us to upfront deposits for our COVID vaccine supply, initially recorded as deferred revenue. In the third quarter of 2023, we commenced sales of our COVID vaccine to the U.S. commercial market, in addition to continuing sales to international governments and organizations. We also commenced sales of our RSV vaccine in the third quarter of 2024. In the U.S., our COVID vaccine and RSV vaccine are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us.

We recognize net product sales when control of the product transfers to the customer, typically upon delivery. Payment terms generally range from 30 to 60 days, in line with customary practices in each country. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns, government rebates, and other related deductions. These provisions are recorded based on contractual terms, our estimate of returns for product sold during the period, and other relevant considerations, using the expected value method or the most likely amount method. We update our estimates quarterly and record necessary adjustments in the period when we identify the adjustments. Product sales, net of provisions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable when the uncertainty associated with the provisions is subsequently resolved. Shipping and handling activities are considered fulfillment activities and not a separate performance obligation. Taxes assessed by governmental authorities that are imposed on and collected from our product sales are excluded from net product sales.

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

Product returns

We typically offer customers in the U.S. the right to return products, up to a certain limit as stipulated in our contracts. Estimated returns for our vaccines are determined considering available return rates for similar products, estimated levels of inventory in the distribution channel, projected market demand, and our historical experience with returns. The estimated amount for product returns is presented within accrued liabilities on our consolidated balance sheets and is deducted from our gross product sales in the period the related product sales are recognized.

Government rebates and other fees

Fees payable to third party payers and healthcare providers, along with fees to our direct customers that are settled via cash payments, including certain patient assistance programs, are recorded as accrued liabilities on our consolidated balance sheets. In 2024, we began recognizing Medicare rebates associated with our RSV product. The estimation of Medicare rebates requires judgment and is based on historical utilization trends, and the mix of customers and payers. The estimated liability for unpaid or unbilled rebates is presented as accrued liabilities on our consolidated balance sheets. For 2024, the product sales subject to Medicare rebates were immaterial.

Determining the amount of variable consideration to recognize necessitates substantial judgment, especially when assessing factors outside our direct control, such as the limited historical data, constrained third-party information, and evolving market dynamics. Among all variables, estimating returns continues to present the most significant judgment due to the broad range of potential outcomes and the lack of established return trends. While we now have one year of data on our product returns, this remains insufficient to establish reliable patterns. We will continue to enhance our projections as additional information becomes available. The actual results could differ from our estimates, and such differences could have a material impact to our financial statements.

Other Revenue

Other revenue consists primarily of grant revenue, collaboration revenue, and licensing and royalty revenue.

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

Licensing and Royalty Revenue

License revenue is recognized when the license is granted to the licensee, provided no significant performance obligations remain. Royalty revenue is recognized based on sales by licensees when the underlying sales occur, in accordance with the terms of the licensing agreement and when collectibility is reasonably assured.

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

Cash, Cash Equivalents and Restricted Cash shown in the Consolidated Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$1,927	$2,907	$3,205
Restricted cash(1)	1	17	—
Restricted cash, non-current(2)	1	4	12
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,929	$2,928	$3,217
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

Accounts Receivable, net

Accounts receivable, net represent amounts due from customers less wholesalers chargebacks, discounts and fees (please refer to our “Revenue Recognition” policy within Note 2 for product sales provision) and allowance for expected credit losses. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. To estimate the allowance for credit losses, we determine the allowance based on ongoing credit evaluation, historical experience and the aging of such receivables, among other factors. There was no allowance for doubtful accounts at December 31, 2024 or 2023. Additionally, bad debt expenses were immaterial for the years ended December 31, 2024, 2023 and 2022.

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

A significant portion of our revenue to date has been generated from the following entities that accounted for more than 10% of total revenue and accounts receivable for the periods presented:

	Percentage of Revenue Years Ended December 31,			Percentage of Accounts Receivable December 31,
	2024	2023	2022	2024	2023
United Kingdom Health Security Agency	16%	*	*	65%	35%
FFF Enterprises	13%	*	*	*	39%
Taiwan Food and Drug Administration	*	*	*	10%	*
European Commission	*	*	28%	*	*
U.S. Government (excluding BARDA)	*	*	23%	*	*
Takeda Pharmaceutical Company	*	*	10%	*	*
Ministry of Health, Labor, and Welfare of Japan	*	21%	*	*	*
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

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined principally using first-in, first-out method. We periodically review the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the decline in value is first recognized through a charge to cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. We also assess whether we have any excess firm, non-cancelable, purchase commitment liabilities, resulting from our supply agreements with third-party vendors. The determination of net realizable value and firm purchase commitment liabilities requires judgment, including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions, potential product obsolescence, expiration and utilization of raw materials under firm purchase commitments and contractual minimums, among others. We hold raw materials beyond our one year forecasted production plan, which were classified as non-current and included in other non-current assets in our consolidated balance sheets.

Pre-launch Inventory

Costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when future commercialization is considered probable, the future economic benefit is expected to be realized, and we believe that material uncertainties related to the ultimate regulatory approval have been significantly reduced. For pre-launch inventory that is capitalized, we consider a number of factors based on the information available at the time, including the product candidate’s current status in the drug development and regulatory approval process, results from the related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential impediments to the approval process such as product safety or efficacy, historical experience, viability of commercialization and market trends. As of December 31, 2024, we did not have any capitalized pre-launch inventory on our consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property, plant and equipment are described below:

Estimated Useful Life
Land and land improvements	Not depreciated
Buildings and building improvements	Up to 40 years
Manufacturing and laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life of improvement or remaining life of related lease
Computer equipment and software	3 to 5 years
Furniture, fixtures and other	5 years
Right-of-use asset, financing	Lease term

Construction in progress includes direct costs related to the construction of various property, plant and equipment, and is stated at original cost. Once the asset is placed into service, these capitalized costs will be allocated to certain property, plant and equipment categories and will be depreciated over the estimated useful life of the underlying assets.

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

Impairment of Long-Lived Assets, including Intangibles and Lease Right-of-Use Assets

We evaluate our long-lived assets, which consist of property, plant and equipment, intangibles and right-of-use assets to determine if facts and circumstances indicate that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected future undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If such review indicates that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment expenses for the years ended December 31, 2024, 2023 and 2022 were immaterial.

Leases

Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. We recognize lease right-of-use assets and related liabilities in our consolidated balance sheets for both operating and finance leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease. If the rate implicit is not readily determinable, we will utilize our incremental borrowing rate as of the lease commencement date. Lease right-of-use assets are initially measured as the lease liability plus direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.

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

Research and Development Funding Arrangements

We have entered into a research and development funding arrangement to support a targeted program, under which a third party has committed to fund us up to a specified amount. Contingent upon the regulatory approval of the program, we are obligated to pay certain milestones and royalties as outlined in the agreement. We account for funding received under research and development arrangements as a reduction to expenses when substantive financial risk is transferred to the funding party. These arrangements are accounted for as an obligation to conduct research and development activities. The funding is recognized proportionally as the related costs are incurred, using an input method. Contingent payments, such as milestones or royalties, are recognized separately upon achievement of the related conditions.

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

Advertising Costs

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations. Advertising expenses were $146 million in 2024, $204 million in 2023, and $121 million in 2022.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for our stock-based compensation awards in accordance with ASC 718 (Compensation—Stock Compensation). Most of our stock-based awards have been made to employees. We measure compensation cost for equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of our common stock on the grant date, including the expected term of the award, the expected volatility of our stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of our stock. We estimate the expected term of our stock options granted to employees and non-employees using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, and because significant changes in our business over the past few years have rendered historical experience less relevant. The expected volatility is based on a blended measure, which incorporates the historical stock volatilities of selected guideline companies, historical volatility of our stock price, and implied stock price volatility derived from the price of exchange traded options on our stock. We believe that this blended volatility rate is more indicative of future volatility than relying solely on our historical volatility alone, given the transformative changes in our business. We will continue to apply this process until a sufficient amount of historical information regarding the expected term and historical volatility of our own stock price becomes available, and until we believe that historical experience is relevant to our expectations for current grants. The grant date fair value of RSUs is estimated based on the fair value of our underlying common stock. For performance-based stock awards, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method when achievement is probable. We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. We made an accounting policy election to recognize forfeitures of stock-based awards as they occur.

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

Earnings (Loss) per Share

We calculate diluted net earnings (loss) per share attributable to common stockholders by dividing net earnings (loss) by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of restricted stock units, performance stock units, stock options, and shares under the employee stock purchase plan that are outstanding during the period. For periods in which we have generated a net loss, the basic and diluted net loss per share attributable to common stockholders are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) for the period. Other comprehensive income (loss) consists of unrealized gains and losses on our investments, derivatives designated as hedging instruments, and foreign currency translation, as well as, pension and postretirement obligation adjustments. Total comprehensive income (loss) for all periods presented has been disclosed in the consolidated statements of comprehensive income (loss).

The components of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Unrealized (Loss) Gain on Available-for-Sale Securities	Unrealized (Loss) Gain on Derivatives Designated As Hedging Instruments	Pension and Postretirement Obligation Adjustments	Losses on Foreign Currency Translation	Total
Accumulated other comprehensive loss, balance at December 31, 2022	$(362)	$(8)	$—	$—	$(370)
Other comprehensive income (loss)	248	8	(9)	—	247
Accumulated other comprehensive loss, balance at December 31, 2023	(114)	—	(9)	—	(123)
Other comprehensive income (loss)	124	—	(3)	(8)	113
Accumulated other comprehensive loss, balance at December 31, 2024	$10	$—	$(12)	$(8)	$(10)

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU broadens the disclosure requirements by requiring disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. The standard also requires entities to disclose, on an interim and annual basis, the amount and description, including the nature and type, of the other segment items. Additionally, entities are required to disclose the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. These enhanced disclosure obligations apply to entities that operate with one reportable segment as well. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We adopted this ASU in the fourth quarter of 2024, and the adoption did not have a material impact on our consolidated financial statement disclosures.

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

3. Net Product Sales

Net product sales by customer geographic location were as follows for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$1,726	$1,720	$4,405
Europe	573	1,353	6,732
Rest of world	810	3,598	7,298
Total	$3,109	$6,671	$18,435

Net product sales by product were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
COVID	$3,084	$6,671	$18,435
RSV	25	—	—
Total	$3,109	$6,671	$18,435

As of December 31, 2024, we have two commercial products authorized for use, our COVID vaccine and our RSV vaccine. The RSV vaccine was approved by the FDA in May 2024 for adults aged 60 years and older and we commenced sales of our RSV vaccine in the third quarter of 2024. As of December 31, 2023 and 2022, our COVID vaccine was our only commercial product authorized for use.

Prior to the third quarter of 2023, we sold our COVID vaccine to the U.S. Government, foreign governments and international organizations. The agreements and related amendments with these entities generally do not include variable consideration, such as discounts, rebates or returns. Certain of these agreements entitle us to upfront deposits for our COVID vaccine supply, initially recorded as deferred revenue.

As of December 31, 2024 and 2023, we had deferred revenue of $188 million and $613 million, respectively, related to customer deposits. We expect $130 million of our deferred revenue related to customer deposits as of December 31, 2024 to be realized in less than one year. Timing of product delivery and manufacturing, and receipt of marketing approval for the applicable COVID vaccine will determine the period in which net product sales are recognized.

In the third quarter of 2023, we commenced sales of our COVID vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and international organizations. We also commenced sales of our RSV vaccine in the third quarter of 2024. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us.

Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Gross product sales	$4,517	$8,203	$18,435
Product sales provision:
Wholesaler chargebacks, discounts and fees	(1,141)	(976)	—
Returns, rebates and other fees	(267)	(556)	—
Total product sales provision(1)	$(1,408)	$(1,532)	$—
Net product sales	$3,109	$6,671	$18,435
_______
(1)Includes an adjustment of approximately $216 million for the full year 2024, reflecting a reduction in prior year provision estimates, primarily related to returns and chargebacks for the previous COVID vaccine season.

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the year ended December 31, 2024 (in millions):

Returns, rebates and other fees
Balance at December 31, 2023	$(556)
Provision related to sales made in current period	(426)
Provision related to sales made in prior periods(1)	159
Payments and returns related to sales made in current period	56
Payments and returns related to sales made in prior periods	397
Balance at December 31, 2024	$(370)
_______
(1)Primarily reflecting a reduction in prior year return estimates for the previous COVID vaccine season.

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Grant revenue	$37	$94	$388
Collaboration revenue (Note 5)	48	83	440
Licensing and royalty revenue	42	—	—
Total other revenue	$127	$177	$828

Grant Revenue

In April 2020, we entered into an agreement with Biomedical Advanced Research and Development Authority (BARDA), a division of the Administration for Strategic Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of mRNA-1273, our original vaccine candidate against COVID-19. The agreement has been subsequently amended to provide for additional commitments to support various late-stage clinical development efforts of mRNA-1273, including a 30,000 participant Phase 3 study, pediatric clinical trials, adolescent clinical trials and pharmacovigilance studies. The maximum award from BARDA, inclusive of all amendments, was approximately $1.8 billion. All contract options have been exercised. As of December 31, 2024, the remaining available funding, net of revenue earned was $63 million.

In June 2024, we were awarded up to $176 million through the Rapid Response Partnership Vehicle (RRPV), funded by BARDA, to accelerate the development of mRNA-based pandemic influenza vaccines. The project award will support the late-stage development of an mRNA-based vaccine to enable the licensure of a pre-pandemic vaccine against the H5 influenza virus. This subtype of the influenza virus causes a highly infectious and severe disease in birds known as avian influenza and poses a risk of spillover into the human population. The agreement also includes additional options to prepare for and accelerate responses to future public health threats. Revenue recognized related to this agreement was immaterial as of December 31, 2024.

The following table summarizes grant revenue for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
BARDA	$34	$88	$372
Other grant revenue	3	6	16
Total grant revenue	$37	$94	$388

Collaboration Revenue

We have entered into collaboration agreements with strategic collaborators to accelerate the discovery and advancement of potential mRNA medicines across therapeutic areas. As of December 31, 2024, 2023 and 2022, we had collaboration agreements with Merck & Co., Inc (Merck), Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited (together, Vertex), AstraZeneca plc (AstraZeneca) and others. Please refer to Note 5 to for further description of these collaboration agreements.

The following table summarizes our total consolidated net revenue from our strategic collaborators for the periods presented (in millions):

	Years Ended December 31,
Collaboration Revenue by Strategic Collaborator:	2024	2023	2022
Vertex	$23	$82	$48
Merck	—	—	309
AstraZeneca	—	—	80
Other	25	1	3
Total collaboration revenue	$48	$83	$440

Licensing and Royalty Revenue

In April 2024, we entered a non-exclusive out-licensing agreement with a pharmaceutical company based in Japan for mRNA COVID-related intellectual property for the territory of Japan. Under the terms of the agreement, we received an upfront payment of $50 million, which included a $20 million prepayment creditable against future royalties. Additionally, we are entitled to receive low double-digit royalties on the net sales of the company’s COVID product.

Upon execution of the agreement, we recognized $30 million of the upfront payment as other revenue in our consolidated statements of operations. The remaining $20 million was recorded as deferred revenue in our consolidated balance sheets. In the third quarter of 2024, we began recognizing royalty revenue by amortizing the deferred revenue as the underlying sales occurred.

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

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. For the year ended December 31, 2024, we recorded research and development expense reductions of $267 million. As of December 31, 2024, we had a research and development funding liability of $58 million related to the advance funding received from Blackstone.

Merck – Personalized mRNA Cancer Vaccines (Individualized Neoantigen Therapy)

In June 2016, we entered into a Collaboration and License Agreement for the development and commercialization of personalized mRNA cancer vaccines (also known as INT) with Merck, to develop and commercialize INTs for individual patients using our mRNA and formulation technology. This agreement was subsequently amended and restated in 2018 (INT Agreement). Our role in this strategic alliance involves identifying genetic mutations in a particular patient’s tumor cells, synthesizing mRNA for these mutations, encapsulating the mRNA in one of our proprietary lipid nanoparticles (LNPs), and administering a unique mRNA INT to each patient. Each INT is designed to specifically activate the patient’s immune system against her or his own cancer cells.

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

In September 2022, Merck exercised its option for INT, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of INT, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the years ended December 31, 2024, 2023 and 2022, we recognized expense of $390 million, $184 million, and $6 million, respectively, net of Merck's reimbursements, related to the INT collaboration under the Merck Participation Term. Additionally, the net cost recovery for capital expenditures during the same periods were $109 million, $102 million, and $3 million, respectively, which were applied to reduce the capitalized cost of the assets.

Vertex – Strategic Alliance in Cystic Fibrosis

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

Immatics – Strategic Multi-Platform Collaboration to Develop Oncology Therapeutics

In September 2023, we entered into a strategic collaboration with Immatics to jointly develop cancer vaccines and TCER® therapeutics, with Immatics leading preclinical and early clinical studies and Moderna leading later-stage development and commercialization. Upon effectiveness of the agreement in October 2023, we made an upfront payment of $120 million, recognized as research and development expense. Immatics is also eligible for research funding, milestone payments, tiered royalties on global net sales of TCER® products and certain vaccine products that are commercialized under the agreement. Additionally, Immatics has an option to enter into a global profit and loss share arrangement for the most advanced TCER®.

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

6. Financial Instruments and Fair Value Measurements
Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category at December 31, 2024 and 2023 (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,927	$—	$—	$1,927	$1,927	$—	$—
Available-for-sale:
Certificates of deposit	52	—	—	52	—	52	—
U.S. treasury bills	786	—	—	786	—	786	—
U.S. treasury notes	3,048	3	(15)	3,036	—	1,958	1,078
Corporate debt securities	3,590	3	(13)	3,580	—	2,172	1,408
Government debt securities	138	—	—	138	—	130	8
Total	$9,541	$6	$(28)	$9,519	$1,927	$5,098	$2,494

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,907	$—	$—	$2,907	$2,907	$—	$—
Available-for-sale:
Certificates of deposit	27	—	—	27	—	27	—
U.S. treasury bills	807	—	—	807	—	807	—
U.S. treasury notes	4,407	3	(67)	4,343	—	2,664	1,679
Corporate debt securities	5,067	3	(81)	4,989	—	2,082	2,907
Government debt securities	211	—	(3)	208	—	117	91
Total	$13,426	$6	$(151)	$13,281	$2,907	$5,697	$4,677

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity at December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,106	$5,098
Due after one year through five years	2,508	2,494
Total	$7,614	$7,592
	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,751	$5,697
Due after one year through five years	4,768	4,677
Total	$10,519	$10,374

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. We did not record any impairment charges related to our available-for-sale securities during the years ended December 31, 2024, 2023, and 2022. We did not recognize any credit-related allowance to available-for-sale securities as of December 31, 2024 and 2023.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by length of time the securities have been in an unrealized loss position at December 31, 2024 and 2023 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024:
U.S. treasury bills	$—	$101	$—	$—	$—	$101
U.S. treasury notes	(2)	729	(13)	960	(15)	1,689
Corporate debt securities	(4)	843	(9)	1,646	(13)	2,489
Government debt securities	—	—	—	37	—	37
Total	$(6)	$1,673	$(22)	$2,643	$(28)	$4,316

As of December 31, 2023:
U.S. treasury securities	$—	$25	$—	$—	$—	$25
U.S. treasury notes	(3)	774	(64)	2,983	(67)	3,757
Corporate debt securities	(1)	562	(79)	3,518	(80)	4,080
Government debt securities	—	8	(4)	143	(4)	151
Total	$(4)	$1,369	$(147)	$6,644	$(151)	$8,013

At December 31, 2024 and 2023, we held 252 and 392 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments nor conclude that we are more-likely-than-not that we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in millions):

	Fair value at December 31, 2024	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,195	$1,195	$—
Certificates of deposit	52	—	52
U.S. treasury bills	1,016	—	1,016
U.S. treasury notes	3,036	—	3,036
Corporate debt securities	3,763	—	3,763
Government debt securities	138	—	138
Equity investments(1)	14	14	—
Derivative instruments	10	—	10
Total	$9,224	$1,209	$8,015
Liabilities:
Derivative instruments	$2	$—	$2

	Fair value at December 31, 2023	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,572	$1,572	$—
Certificates of deposit	27	—	27
U.S. treasury bills	1,246	—	1,246
U.S. treasury notes	4,343	—	4,343
Corporate debt securities	5,480	—	5,480
Government debt securities	208	—	208
Equity investments(1)	24	24	—
Derivative instruments	4	—	4
Total	$12,904	$1,596	$11,308
Liabilities:
Derivative instruments	$9	$—	$9
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other expense net, in our consolidated statements of operations.

As of December 31, 2024 and 2023, we did not have non-financial assets or liabilities measured at fair value on a recurring basis.

For the years ended December 31, 2024 and 2023, we recognized net losses of $52 million and $35 million, respectively, on equity investments from changes in fair value of the securities. We did not have equity investments in publicly traded securities with readily determinable fair values during 2022.

In addition, as of December 31, 2023, we had $42 million in equity investments without readily determinable fair values, which are recorded within other non-current assets in our consolidated balance sheets and excluded from the fair value measurement tables above. These investments became publicly traded during the first quarter of 2024 and were recorded at their quoted market price in our consolidated balance sheets as of December 31, 2024.

7. Inventory

Inventory, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Raw materials	$63	$163
Work in progress	26	15
Finished goods	28	24
Total inventory	$117	$202

Inventory, non-current(1)	$150	$170
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, inventory write-downs were $495 million, $2.2 billion, and $1.3 billion, respectively. For the years ended December 31, 2024, 2023, and 2022, losses on firm purchase commitments were $60 million, $141 million, and $617 million, respectively. Inventory write-downs were mainly related to inventory in excess of expected demand and shelf-life expiration. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials. These charges in 2024 were primarily driven by the shift to a seasonal model for the COVID vaccine market, along with a decline in overall customer demand and excess inventory.

In the third quarter of 2023, we completed our long-range financial planning process, incorporating revised forecasts of vaccination rates. This resulted in the reassessment of future demand for our COVID vaccine, leading to a strategic initiative to resize our manufacturing cost structure. This initiative, launched in the same quarter, involved reassessing our inventory levels and renegotiating with our suppliers to reduce our purchase commitments related to raw materials which were not expected to be consumed before expiration. This initiative resulted in a raw materials write-down of $903 million, included in the total inventory write-down amount for the quarter.

As of December 31, 2024 and December 31, 2023, the accrued liability for losses on firm future purchase commitments in our consolidated balance sheets was $60 million and $79 million, respectively. As of December 31, 2024 and December 31, 2023, we had inventory on hand of $267 million and $372 million, respectively, inclusive of inventory for our COVID and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of our COVID vaccine product ranges from nine to twelve months. The shelf life of our RSV vaccine is 18 months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Land and land improvements	$59	$22
Building and building improvements	743	—
Manufacturing and laboratory equipment	344	345
Leasehold improvements	207	522
Furniture, fixtures and other	31	26
Computer equipment and software	150	74
Construction in progress	1,057	860
Right-of-use assets, financing (Note 10)	132	529
Total	2,723	2,378
Less: Accumulated depreciation	(527)	(433)
Property, plant and equipment, net	$2,196	$1,945

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $185 million, $617 million, and $348 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Accounts receivable	$698	$1,584
Less: Wholesalers chargebacks, discounts and fees	(340)	(692)
Accounts receivable, net	$358	$892

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Prepaid services	$173	$182
Down payments and prepayments related to manufacturing and materials	106	168
Income tax receivable	72	19
Interest receivable	59	59
Collaboration receivable	58	61
Value added tax receivable	45	50
Prepaid income tax	28	—
Other current assets	58	88
Prepaid expenses and other current assets	$599	$627

Other Non-Current Assets

Other non-current assets, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Inventory, non-current(1)	$150	$170
Down payments and prepayments, non-current	139	342
Income tax receivable, non-current	97	—
Deferred tax assets	81	81
Goodwill	52	52
Finite-lived intangible asset	40	44
Equity investments	14	66
Other	21	11
Other non-current assets	$594	$766
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.

Accrued Liabilities

Accrued liabilities, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Provisions related to product sales (Note 3)	$370	$556
Compensation-related	312	245
Other external goods and services	131	137
Development operations	120	140
Manufacturing	109	167
Property, plant and equipment	99	94
Clinical trials	94	175
Loss on future firm purchase commitments(1)	60	79
Royalties	46	122
Commercial	45	56
Raw materials	41	27
Accrued liabilities	$1,427	$1,798
______
(1)Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Estimated reimbursements to wholesalers and distributors	$103	$—
Research and development funding liability (Note 5)	58	—
Lease liabilities - financing (Note 10)	23	—
Lease liabilities - operating (Note 10)	14	25
Income taxes payable	3	63
Other	20	41
Other current liabilities	$221	$129

Other Non-Current Liabilities

Other non-current liabilities, as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31,
	2024	2023
Tax liabilities	$231	$235
Other	36	21
Other non-current liabilities	$267	$256

Deferred Revenue

The following table summarizes the activities in deferred revenue during the year ended December 31, 2024 (in millions):

	December 31, 2023	Additions	Deductions	December 31, 2024
Net product sales	$613	$225	$(650)	$188
Grant revenue	4	7	(2)	9
Collaboration revenue	34	12	(40)	6
Licensing and royalty revenue	—	20	(12)	8
Total deferred revenue	$651	$264	$(704)	$211

10. Leases

We have entered into various long-term non-cancelable lease arrangements for our facilities and equipment expiring at various times through 2039. Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. We have two main campuses in Massachusetts, our Moderna Science Center (MSC), located in Cambridge, which serves as our headquarters, and our Moderna Technology Center (MTC), located in Norwood. We also lease various parcels of land, office, lab, and manufacturing spaces across the globe for our business operations.

Moderna Science Center

Our Cambridge campus previously included multiple leased properties at Technology Square and the MSC, a facility comprising approximately 462,000 square feet that serves as our principal executive office, along with additional office and laboratory spaces. The MSC lease, which commenced during the third quarter of 2023, has a term of 15 years with options for two additional seven-year extensions. During the fourth quarter of 2023, we amended the expiration dates of our Technology Square leases to conclude in January 2025, as we transitioned operations to the MSC. As of December 31, 2024, we substantially exited our leased spaces at Technology Square, completing the consolidation of our Cambridge operations into the MSC.

Moderna Technology Center

The MTC is a multiple-building campus spanning approximately 722,000 square feet that previously operated under long-term finance leases expiring in 2042, with options for three five-year extensions. The MTC has been a critical facility for our manufacturing, laboratory, and office operations. In December 2024, we completed the acquisition of the MTC campus, including the underlying land and buildings, for a total purchase price of $385 million. Upon acquisition, we derecognized the right-of-use assets and lease liabilities associated with the Norwood leases. The purchase price, after adjustments related to lease terminations, was allocated to land and buildings, with approximately $231 million recorded as property, plant, and equipment on our consolidated balance sheets as of December 31, 2024.

Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	December 31,
	2024	2023
Assets:
Right-of-use assets, operating, net(1) (2)	$759	$713
Right-of-use assets, financing, net(3) (4)	65	436
Total	$824	$1,149

Liabilities:
Current:
Operating lease liabilities(5)	$14	$25
Financing lease liabilities(5)	23	—
Total current lease liabilities	37	25
Non-current:
Operating lease liabilities, non-current	671	643
Financing lease liabilities, non-current	39	575
Total non-current lease liabilities	710	1,218
Total	$747	$1,243
_______
(1) These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2) Net of accumulated amortization.
(3) These assets are related to contract manufacturing service agreements and MTC leases prior to the campus acquisition in December 2024.
(4) Included in property, plant and equipment in the consolidated balance sheets, net of accumulated depreciation.
(5) Included in other current liabilities in the consolidated balance sheets.

The components of the lease costs were as follows for the periods presented (in millions):

	Years ended December 31,
	2024	2023	2022
Operating lease costs	$103	$88	$48
Financing lease costs:
Amortization of right-of-use assets, financing leases	22	500	280
Interest expense for financing lease liabilities	24	38	29
Total financing lease costs	$46	$538	$309
Short term lease costs	$13	$2	$—
Variable lease costs	$42	$113	$165

Supplemental cash flow information relating to our leases was as follows for the periods presented (in millions):

	December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$(78)	$(93)	$(57)
Operating cash flows used in financing leases	(19)	(39)	(25)
Financing cash flows used in financing leases	(12)	(292)	(184)

Operating lease non-cash items:
Decrease in right-of-use assets related to lease modifications and reassessments	$(4)	$(67)	$—
Right-of-use assets obtained in exchange for operating lease liabilities	100	714	20

Finance lease non-cash items:
Decrease in right-of-use assets related to lease modifications and reassessments	$(425)	$(213)	$—
Right-of-use assets obtained in exchange for financing lease liabilities	75	—	777
Changes in financing lease liabilities	2	3	4
Lease liability derecognized upon purchase of underlying leased asset	579	—	—

Weighted average remaining lease terms and discount rates as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Remaining lease term:
Operating leases	13 years	14 years
Finance leases	3 years	33 years
Discount rate:
Operating leases	7.6%	7.5%
Finance leases	5.9%	4.2%

Future minimum lease payments under non-cancelable lease agreements as of December 31, 2024, were as follows (in millions):

Fiscal Year	Operating Leases	Financing Leases
2025	$64	$26
2026	72	23
2027	77	18
2028	80	—
2029	82	—
Thereafter	754	—
Total minimum lease payments	1,129	67
Less amounts representing interest	(444)	(5)
Present value of lease liabilities	$685	$62

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

Through December 31, 2024 and 2023, we had not experienced any significant losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations (CMOs) for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of December 31, 2024, we had $809 million of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2027. This amount includes $60 million of the purchase commitments related to raw materials that was recorded as an accrued liability for loss on future firm purchase commitments. As of December 31, 2024, we had $236 million of non-cancelable purchase commitments related to research and development and other goods and services which are expected to be paid through 2029. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. At December 31, 2024, we had cancelable open purchase orders of $2.9 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2024, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

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

In December 2022, we entered into a non-exclusive patent license agreement with the National Institute of Allergy and Infectious Diseases (NIAID), an Institute or Center of the National Institutes of Health (NIH) to license certain patent rights concerning stabilizing prefusion coronavirus spike proteins and the resulting stabilized proteins for use in COVID vaccine products. Pursuant to the agreement, we have agreed to pay low single-digit royalties on future net sales, a minimum annual royalty payment, and certain contingent development, regulatory and commercial milestone payments on a licensed product-by-licensed product basis. In addition, in December 2022, we made a catch-up royalty payment of $400 million to NIAID, which was recorded to cost of sales in our consolidated statements of operations.

For the years ended December 31, 2024, 2023, and 2022 we recognized $155 million, $301 million, and $1.1 billion, respectively, of royalties and commercial milestone payments associated with our net product sales, which was recorded to cost of sales in our consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of December 31, 2024.

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

As of December 31, 2024, we had a total of 59 million shares reserved for future issuance under our Equity Plans, of which 34 million shares were reserved for equity awards previously granted, and 25 million shares were available for future grants under the 2018 Equity Plan. No additional awards will be granted under the 2016 Equity Plan as it was replaced by the 2018 Equity Plan.

Options

We have granted options generally through the 2018 Equity Plan and 2016 Equity Plan. The following table summarizes our option activity during the year ended December 31, 2024:

	Number of Options (in millions)	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1) (in millions)
Outstanding at December 31, 2023	25.50	$56.14	5.6 years	$1,437
Granted	3.34	94.42
Exercised	(1.55)	26.90
Canceled/forfeited	(1.09)	130.46
Outstanding at December 31, 2024	26.20	59.64	5.1 years	359
Exercisable at December 31, 2024	19.58	43.64	3.9 years	359
Expected to vest at December 31, 2024	6.62	$106.90	8.7 years	$—
_______
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of December 31, 2024.

The total intrinsic value of options exercised was $122 million, $413 million, and $714 million for the years ended December 31, 2024, 2023, and 2022, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The excess tax benefits realized from tax deductions from option exercises were $24 million, $84 million, and $144 million during the years ended December 31, 2024, 2023, and 2022, respectively. The total consideration recorded as a result of stock option exercises was approximately $42 million, $25 million, and $50 million, respectively, for the years ended December 31, 2024, 2023, and 2022.

Restricted Common Stock Units (RSUs) and Performance Stock Units (PSUs)

We have granted RSUs and PSUs generally through the 2018 Equity Plan. The following table summarizes our RSU and PSU activity during the year ended December 31, 2024:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value per Unit
Outstanding, non-vested at December 31, 2023	5.18	$121.02
Issued	5.34	80.32
Vested	(1.72)	132.15
Canceled/forfeited	(0.94)	116.33
Outstanding, non-vested at December 31, 2024	7.86	91.60

The total grant date fair value of RSUs and PSUs vested during the years ended December 31, 2024, 2023, and 2022, was $228 million, $99 million, and $55 million, respectively. The total intrinsic value of RSUs and PSUs vested during the years ended December 31, 2024, 2023, and 2022, was $161 million, $120 million and $125 million, respectively.

During 2024, 2023 and 2022, we granted an immaterial amount of PSUs, respectively, primarily to certain senior executives with vesting that is contingent upon the achievement of specified preestablished goals over the performance period, generally three years. The actual number of common shares ultimately issued is calculated by multiplying the number of PSUs by a payout percentage ranging from 0% to 200%. The estimated fair value of PSUs is based on the grant date fair value.

Valuation and Stock-Based Compensation Expense

Stock-based compensation for options granted under our Equity Plans is determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of options granted for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Weighted Average
	Years Ended December 31,
	2024	2023	2022
Options:
Risk-free interest rate	4.28%	4.13%	2.46%
Expected term	6.10 years	6.07 years	6.13 years
Expected volatility	50%	48%	50%
Expected dividends	—%	—%	—%
Weighted average fair value per share	$49.76	$57.87	$76.02

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Years Ended December 31,
	2024	2023	2022
Options	$163	$136	$123
RSUs	254	144	79
PSUs	5	17	18
Employee stock purchase plan	7	8	6
Total	$429	$305	$226

Cost of sales	$25	$37	$45
Research and development	264	157	93
Selling, general and administrative	140	111	88
Total	$429	$305	$226

Stock-based compensation expenses related to non-employee awards were immaterial for the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, there were $820 million of total unrecognized compensation cost related to non-vested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.5 years at December 31, 2024.

Share Repurchase Programs

On February 22, 2022, our Board of Directors authorized a share repurchase program of our common stock for up to $3.0 billion, with no expiration date. On August 1, 2022, our Board of Directors authorized an additional $3.0 billion under the repurchase program, with no expiration date (collectively with the February 22, 2022 authorization, the 2022 Repurchase Programs).

As of December 31, 2024, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding under the 2022 Repurchase Programs, with no expiration date. The timing and actual number of shares repurchased under the 2022 Repurchase Programs will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table summarizes activity related to our share repurchase programs (in millions, except per share data):

	Years Ended December 31,
	2024	2023	2022
Number of shares repurchased	—	8	23
Average price per share(1)	$—	$143.26	$142.83
Aggregate purchase price	$—	$1,153	$3,329
Remaining authorization at end of period	$1,667	$1,667	$2,814
_______
(1)Average price paid per share includes related expenses and excise tax, applicable beginning January 1, 2023.

13. Income Taxes

(Loss) income before income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$(3,697)	$(4,056)	$9,433
Foreign	90	114	142
(Loss) income before income taxes	$(3,607)	$(3,942)	$9,575

The provision for income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following components (in millions):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(57)	$(225)	$1,687
State	(1)	72	47
Foreign	13	24	57
Total current	$(45)	$(129)	$1,791
Deferred:
Federal	$—	$888	$(569)
State	—	8	(7)
Foreign	(1)	5	(2)
Total deferred	(1)	901	(578)
Total (benefit from) provision for income taxes	$(46)	$772	$1,213

The reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(23.5)%	(52.6)%	—%
Foreign-derived intangible income	—%	0.2%	(7.4)%
Stock-based compensation windfall/shortfall	0.2%	2.4%	(1.6)%
Federal research and development credits	5.5%	4.6%	(0.5)%
State taxes, net of federal benefits	(0.7)%	5.7%	0.4%
Non-deductible items	(0.4)%	(0.4)%	—%
Other	(0.8)%	(0.5)%	0.8%
Effective tax rate	1.3%	(19.6)%	12.7%

Our effective tax rate for the year ended December 31, 2024 was 1.3% and was lower than the federal statutory tax rate, primarily due to an increase in valuation allowance against deferred tax assets, which limited the recognition of tax benefits on our pre-tax loss. The tax benefits from research and development credits provided a partial offset. For the year ended December 31, 2023, despite being in a pre-tax loss position, our effective tax rate exceeded the federal statutory tax rate, primarily due to the establishment of a valuation allowance against the majority of the deferred tax assets, which resulted in a net tax expense rather than a benefit. This was partially offset by tax benefits from research and development credits and stock-based compensation. For the year ended December 31, 2022, when we were in a net income position, our effective tax rate was lower than the federal statutory tax rate, primarily due to the tax benefit of the foreign-derived intangible income deduction (FDII) and excess tax benefit related to stock-based compensation.

As of January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017 (TCJA), research and development costs in the current period are required to be amortized over five or fifteen years, depending on where the research is conducted. The new capitalization requirement significantly increased our deferred tax assets and cash tax liabilities, but also decreased our effective tax rate by increasing the foreign-derived intangible income deduction.

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes, tax credit carryforwards and the tax effect of net operating loss carryforwards. Significant components of our deferred tax assets and tax liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$424	$90
Stock-based compensation	131	111
Capitalized licenses, research and development and start-up costs	1,794	1,449
Tax credit carryforwards	251	140
Operating lease liabilities	138	154
Financing lease liabilities	—	139
Other comprehensive income	4	34
Inventory reserve and capitalization	205	250
Wholesaler chargebacks, discounts and fees	43	92
Returns and other fees	86	129
Outside basis difference	125	—
Other	160	90
Total deferred tax assets	3,361	2,678
Less: valuation allowance	(3,084)	(2,224)
Net deferred tax assets	$277	$454
Deferred tax liabilities:
Right-of-use assets, financing	$—	$(106)
Right-of-use assets, operating	(139)	(160)
Property, plant and equipment	(55)	(107)
Other	(16)	(15)
Total deferred tax liabilities	(210)	(388)
Net deferred tax assets	$67	$66

The table below summarizes changes in the valuation allowance for deferred tax assets for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Valuation allowance at beginning of the period	$2,224	$155	$149
Decreases recorded as benefit to income tax provision	—	—	(12)
Increases to valuation allowance	860	2,069	18
Valuation allowance at December 31	$3,084	$2,224	$155

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
•A projected three-year cumulative loss resulting from our long-range financial planning process. This projection was due to a significant decrease in expected sales of our COVID vaccine as we transitioned to a seasonal market. Additionally, we anticipated substantial research and development expenses for our on-going Phase 3 clinical trials and to advance our product candidates into later-stage development. These factors contributed additional negative evidence with respect to the realizability of our deferred tax assets. The projections were based upon revenue from our approved drug product, which we believe can be reasonably estimated. In contrast, future taxable income projections from our investigational medicines are deemed inherently subjective and not objectively verifiable; they are insufficient to override negative evidence, and therefore, they were not assigned any weight in our valuation allowance analysis assessment.

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

In 2024, we continued to maintain a global valuation allowance against the majority of our deferred tax assets, consistent with the assessment established in 2023. The valuation allowance reflects the ongoing preponderance of negative evidence, including continued and projected losses.

Significant management judgment is required in assessing the realizability of our deferred tax assets. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to modify our valuation allowance, which could materially impact our financial position and results of operations.

At December 31, 2024, we had $1.3 billion and $2.5 billion of federal and state net operating loss carryforwards, respectively, of which $1.3 billion and $1.3 billion, respectively, will not expire and $1.1 billion of state net operating loss carryforwards will begin to expire in 2032. At December 31, 2024, we also had federal and state research and development tax credit carryforwards of $98 million and $194 million, respectively, the majority of which will begin to expire in 2030.

We recognize, in our financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits during the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of the period	$231	$128	$68
Decrease due to prior positions:
Tax positions for prior years	(10)	—	(1)
Expiration of statutes	—	—	—
Settlements with tax authorities	—	(27)	—
Increase due to current year tax positions:
Additions based on tax positions for current year	19	44	57
Additions based on tax positions for prior years	—	86	4
Unrecognized tax benefits at end of the period	$240	$231	$128

As of December 31, 2024, we had $240 million of net unrecognized tax benefits, which would affect our tax rate if recognized. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our consolidated operating results. We recognize interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense.

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. All tax years since our date of incorporation remain open to examination by the major taxing jurisdictions, as carryforward attributes generated in past years may be adjusted upon examination by the Internal Revenue Service or the state authorities. As of December 31, 2024, we are under audit in various state and foreign jurisdictions; however, no adjustments to our tax positions have been proposed at this time.

14. (Loss) Earnings per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares outstanding during the period as determined by using the treasury stock method.

Basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 were calculated as follows (in millions, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income	$(3,561)	$(4,714)	$8,362
Denominator:
Basic weighted-average common shares outstanding	384	382	394
Effect of dilutive securities	—	—	22
Diluted weighted-average common shares outstanding	384	382	416

Basic EPS	$(9.28)	$(12.33)	$21.26
Diluted EPS	$(9.28)	$(12.33)	$20.12

The following common stock equivalents, presented based on amounts outstanding as of December 31, 2024, 2023 and 2022, were excluded from the calculation of diluted EPS attributable to common stockholders for the periods indicated because their inclusion would have been anti-dilutive (in millions):

	December 31,
	2024	2023	2022
Options	26	26	3
RSUs and PSUs	8	5	—
Total	34	31	3

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

Total revenue by geographic area of our customers and collaboration partners was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$1,785	$1,895	$5,150
Europe	598	1,355	6,815
Rest of world	853	3,598	7,298
Total	$3,236	$6,848	$19,263

Our property, plant and equipment, including financing right-of-use assets, by geographic area was as follows (in millions):

	December 31,
	2024	2023
United States	$1,532	$1,560
Europe	283	126
Rest of world	381	259
Total	$2,196	$1,945

16. Subsequent Events

In January 2025, we were awarded up to $590 million through the RRPV, funded by BARDA. This award supports the late-stage development and licensure of mRNA-based pre-pandemic influenza vaccines and the expansion of clinical studies for up to five additional subtypes of pandemic influenza. This funding builds upon the $176 million award we received in June 2024 from the RRPV to support the development of an mRNA-based vaccine against the H5 influenza virus. Please refer to Note 4 to our consolidated financial statements for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Moderna, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Moderna, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Moderna, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 21, 2025

Item 9B. Other Information
10b5-1 Plans

On November 8, 2024, Stephane Bancel, our Chief Executive Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Bancel 10b5-1 Plan). The Bancel 10b5-1 Plan was entered into on June 10, 2024, and was scheduled to commence as early as September 25, 2024, with a termination date of February 27, 2025. The Bancel 10b5-1 Plan provided for the potential sale of up to 150,000 shares of common stock. No shares of common stock were sold under the Bancel 10b5-1 Plan prior to its termination.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 00042.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3) Exhibits.

Exhibit No.	Exhibit Index
3.1	Restated Certificate of Incorporation of the Registrant. (2)
3.2	Second Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2*	Description of Capital Stock.
10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder. (1)
10.2#	2018 Stock Option and Incentive Plan. (1)
10.3#	Form of Indemnification Agreement between the Registrant and each of its directors. (1)
10.4†
Master Collaboration and License Agreement, by and between Moderna Therapeutics, Inc. and Merck Sharp & Dohme Corp., dated as of January 12, 2015, as amended by Amendment No. 1 dated as of January 8, 2016, Amendment No. 2 dated as of June 28, 2016, Amendment No. 3 dated as of June 28, 2016 and Amendment No. 4 dated as of June 28, 2016. (1)

10.5†	Amended and Restated mRNA Cancer Vaccine Collaboration and License Agreement, by and between ModernaTX, Inc. and Merck Sharp & Dohme Corp., dated as of April 17, 2018. (1)
10.6†	Patent Sublicense Agreement, by and among ModernaTX, Inc. and Cellscript, LLC and mRNA RiboTherapeutics, Inc. (solely with respect to certain provisions), dated as of June 26, 2017. (1)
10.7#	Amended and Restated Executive Severance Plan and Form of Participation Letter, as amended on February 23, 2023. (7)
10.8#	Letter Agreement by and between the Company and Stéphane Bancel, dated as of June 13, 2018, as amended by Amendment No. 1 dated as of November 4, 2018. (1)
10.9#	Letter Agreement by and between the Company and Stephen Hoge, dated as of October 17, 2017. (1)
10.10#	Employment Letter Agreement between ModernaTX, Inc. and Shannon Klinger, dated as of March 4, 2021. (5)
10.11#	Offer Letter by and between ModernaTX, Inc. and James Mock, dated as of August 15, 2022. (6)
10.12#	Senior Executive Cash Incentive Bonus Plan. (1)
10.13#	Amended and Restated Non-Employee Director Compensation Policy, effective October 1, 2022. (6)
10.14#	Form of Indemnification Agreement between the Registrant and each of its officers. (1)
10.15#	2018 Employee Stock Purchase Plan. (4)
10.16#	Form of Employee Restricted Stock Unit Award Agreement. (8)
10.17#	Form of Employee Non-Qualified Stock Option Agreement. (8)
10.18#	Form of Non-Employee Director Restricted Stock Unit Award Agreement. (5)
10.19#	Form of Non-Employee Director Non-Qualified Stock Option Agreement. (5)
10.20#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2018 Stock Option and Incentive Plan. (3)
19*	Moderna, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Moderna, Inc. Policy for Recoupment of Executive Incentive Compensation. (8)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________

*	Filed herewith.
†	Pursuant to 17 C.F.R. §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-228300) filed with the Securities and Exchange Commission on November 9, 2018.
(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on May 9, 2024.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on May 6, 2021.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on November 7, 2024.
(5)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-38753) filed with the Securities and Exchange Commission on February 25, 2022.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38753) filed with the Securities and Exchange Commission on November 3, 2022.
(7)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-38753) filed with the Securities and Exchange Commission on February 24, 2023.
(8)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-38753) filed with the Securities and Exchange Commission on February 23, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
February 21, 2025
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

Signature	Title	Date

/s/ Stéphane Bancel	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Stéphane Bancel

/s/ James M. Mock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
James M. Mock

/s/ Noubar B. Afeyan, Ph.D.	Chairman and Director	February 21, 2025
Noubar B. Afeyan, Ph.D.

/s/ Sandra Horning, M.D.	Director	February 21, 2025
Sandra Horning, M.D.

/s/ Abbas Hussain	Director	February 21, 2025
Abbas Hussain

/s/ Elizabeth Nabel, M.D.	Director	February 21, 2025
Elizabeth Nabel, M.D.

/s/ Francois Nader, M.D.	Director	February 21, 2025
Francois Nader M.D.

/s/ David M. Rubenstein	Director	February 21, 2025
David M. Rubenstein

/s/ Paul Sagan	Director	February 21, 2025
Paul Sagan

/s/ Elizabeth Tallett	Director	February 21, 2025
Elizabeth Tallett