Form 10-Q
period 2025-06-30
Moderna, Inc.
filed 2025-08-01
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

As of July 25, 2025, there were 389,079,757 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•our ability to drive use of Spikevax, mNEXSPIKE and mRESVIA and to increase market share;

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

•anticipated near-term regulatory actions with respect to product candidates in our respiratory virus vaccines portfolio, including potential filings and approvals;

•our ability to obtain and maintain regulatory approval of our product candidates across our portfolio;

•our ability to successfully launch and commercialize our products and the timing of launches;

•the potential of our oncology portfolio;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,279	$1,927
Investments	3,852	5,098
Accounts receivable, net	36	358
Inventory	240	117
Prepaid expenses and other current assets	764	599
Total current assets	6,171	8,099
Investments, non-current	2,374	2,494
Property, plant and equipment, net	2,169	2,196
Right-of-use assets, operating leases	750	759
Other non-current assets	546	594
Total assets	$12,010	$14,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$175	$405
Accrued liabilities	987	1,427
Deferred revenue	218	153
Other current liabilities	192	221
Total current liabilities	1,572	2,206
Deferred revenue, non-current	65	58
Operating lease liabilities, non-current	666	671
Financing lease liabilities, non-current	32	39
Other non-current liabilities	276	267
Total liabilities	2,611	3,241
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of June 30, 2025 and December 31, 2024; 389 and 386 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,127	866
Accumulated other comprehensive income (loss)	23	(10)
Retained earnings	8,249	10,045
Total stockholders’ equity	9,399	10,901
Total liabilities and stockholders’ equity	$12,010	$14,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net product sales	$114	$184	$200	$351
Other revenue	28	57	50	57
Total revenue	142	241	250	408
Operating expenses:
Cost of sales	119	115	209	211
Research and development	700	1,221	1,556	2,284
Selling, general and administrative	230	268	442	542
Total operating expenses	1,049	1,604	2,207	3,037
Loss from operations	(907)	(1,363)	(1,957)	(2,629)
Interest income	81	111	171	231
Other income (expense), net	8	(27)	4	(46)
Loss before income taxes	(818)	(1,279)	(1,782)	(2,444)
Provision for income taxes	7	—	14	10
Net loss	$(825)	$(1,279)	$(1,796)	$(2,454)

Net loss per share
Basic and diluted	$(2.13)	$(3.33)	$(4.64)	$(6.41)

Weighted average common shares used in calculation of net loss per share
Basic and diluted	388	384	387	383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(825)	$(1,279)	$(1,796)	$(2,454)
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities	5	29	21	49
Less: net realized (gains) losses on available-for-sale securities reclassified in net loss	—	1	(1)	3
Net increase from available-for-sale securities	5	30	20	52
Pension and postretirement obligation adjustments	(1)	—	1	—
Gains on foreign currency translation	9	—	12	—
Total other comprehensive income	13	30	33	52
Comprehensive loss	$(812)	$(1,249)	$(1,763)	$(2,402)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	387	$—	$982	$10	$9,074	$10,066
Vesting of restricted common stock units	2	—	—	—	—	—
Exercise of options to purchase common stock	—	—	3	—	—	3
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	130	—	—	130
Other comprehensive income, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(825)	(825)
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	383	$—	$487	$(101)	$12,431	$12,817
Exercise of options to purchase common stock	1	—	22	—	—	22
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	10
Stock-based compensation	—	—	112	—	—	112
Other comprehensive income, net of tax	—	—	—	30	—	30
Net loss	—	—	—	—	(1,279)	(1,279)
Balance at June 30, 2024	384	$—	$631	$(71)	$11,152	$11,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901
Vesting of restricted common stock	3	—	—	—	—	—
Exercise of options to purchase common stock	—	—	5	—	—	5
Tax payments related to net share settlements on equity awards	—	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	245	—	—	245
Other comprehensive income, net of tax	—	—	—	33	—	33
Net loss	—	—	—	—	(1,796)	(1,796)
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	382	$—	$371	$(123)	$13,606	$13,854
Vesting of restricted common stock	1	—	—	—	—	—
Exercise of options to purchase common stock	1	—	37	—	—	37
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	10
Stock-based compensation	—	—	213	—	—	213
Other comprehensive income, net of tax	—	—	—	52	—	52
Net loss	—	—	—	—	(2,454)	(2,454)
Balance at June 30, 2024	384	$—	$631	$(71)	$11,152	$11,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(1,796)	$(2,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	245	213
Depreciation and amortization	96	77
Amortization/accretion of investments	(37)	(55)
Loss on equity investments, net	8	35
Other non-cash items	36	7
Changes in assets and liabilities:
Accounts receivable, net	310	729
Prepaid expenses and other assets	(150)	3
Inventory	(122)	(197)
Right-of-use assets, operating leases	19	(62)
Accounts payable	(203)	(199)
Accrued liabilities	(395)	(464)
Deferred revenue	68	146
Operating lease liabilities	(10)	25
Other liabilities	(25)	(67)
Net cash used in operating activities	(1,956)	(2,263)
Investing activities
Purchases of marketable securities	(3,059)	(3,390)
Proceeds from maturities of marketable securities	3,424	3,536
Proceeds from sales of marketable securities	1,059	1,999
Purchases of property, plant and equipment	(120)	(378)
Purchase of intangible asset	(10)	—
Net cash provided by investing activities	1,294	1,767
Financing activities
Proceeds from issuance of common stock through equity plans	17	47
Tax payments related to net share settlements on equity awards	(1)	—
Changes in financing lease liabilities	(3)	1
Net cash provided by financing activities	13	48
Effect of changes in exchange rates on cash and cash equivalents	1	—
Net decrease in cash, cash equivalents and restricted cash	(648)	(448)
Cash, cash equivalents and restricted cash, beginning of year	1,929	2,928
Cash, cash equivalents and restricted cash, end of period	$1,281	$2,480
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$47	$86

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

We have three commercial products—Spikevax®, our original COVID vaccine, mRESVIA®, our vaccine against respiratory syncytial virus (RSV), and mNEXSPIKE®, our next-generation COVID vaccine. mNEXSPIKE, our newest commercial product, was approved by the U.S. Food and Drug Administration (FDA) in May 2025 for individuals aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. In June 2025, the FDA approved mRESVIA for adults aged 18 through 59 years who are at increased risk for RSV disease, expanding the previous indication for mRESVIA for adults 60 years and older. In July 2025, the FDA approved Spikevax for children six months through 11 years who are at increased risk for COVID-19 disease, expanding the previous indication for Spikevax for individuals 12 years and older.

We have a diverse and extensive development pipeline of 30 development candidates across our 39 development programs, of which 35 are in clinical studies currently.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Except for (1) the revision to the estimated useful lives of certain manufacturing equipment (refer to "Use of Estimates" below), and (2) updates to our approach for estimating the expected term of stock options and the removal of peer company data in determining expected volatility for stock-based compensation (refer to Note 12), the significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those described in our 2024 Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID and RSV vaccines, with higher sales expected during the fall and winter seasons.

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

Effective January 1, 2025, we revised the estimated useful life of certain manufacturing equipment from five years to a range of five to twelve years. This change followed an assessment completed in connection with the expansion of our internal manufacturing capabilities and reflects the expected economic utility of the equipment. The change was accounted for prospectively, with carrying values depreciated over their revised remaining useful lives. As a result, depreciation expense and net loss for the three and six months ended June 30, 2025 decreased by an immaterial amount.

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

The components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 were as follows (in millions):

	Unrealized Gains on Available-for-Sale Debt Securities	Pension and Postretirement Obligation Adjustments	Losses on Foreign Currency Translation	Total
Accumulated other comprehensive loss, balance at December 31, 2024	$10	$(12)	$(8)	$(10)
Other comprehensive income	15	2	3	20
Accumulated other comprehensive income, balance at March 31, 2025	25	(10)	(5)	10
Other comprehensive income	5	(1)	9	13
Accumulated other comprehensive income, balance at June 30, 2025	$30	$(11)	$4	$23

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 30,
	2025	2024
Cash and cash equivalents	$1,279	$2,478
Restricted cash(1)	1	—
Restricted cash, non-current(2)	1	2
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,281	$2,480
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We plan to adopt this standard in the fourth quarter of 2025 and expect to expand our income tax disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$88	$162	$119	$262
Europe	—	—	—	—
Rest of world	26	22	81	89
Total	$114	$184	$200	$351

Net product sales by product were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
COVID	$114	$184	$198	$351
RSV	—	—	2	—
Total	$114	$184	$200	$351

As of June 30, 2025, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for RSV disease. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. As of June 30, 2025, we had not yet launched commercial sales of mNEXSPIKE.

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

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross product sales	$176	$191	$281	$413
Product sales provision:
Wholesaler chargebacks, discounts and fees	(62)	22	(84)	—
Returns, rebates and other fees	—	(29)	3	(62)
Total product sales provision	$(62)	$(7)	$(81)	$(62)
Net product sales	$114	$184	$200	$351

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the six months ended June 30, 2025 (in millions):

Returns and other fees
Balance at December 31, 2024	$(370)
Provision related to sales made in current period	(24)
Provision related to sales made in prior periods	27
Payments and returns related to sales made in current period	3
Payments and returns related to sales made in prior year	56
Balance at June 30, 2025	$(308)

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

As of June 30, 2025 and December 31, 2024, we had deferred revenue of $221 million and $188 million, respectively, related to customer deposits for our COVID vaccine. We expect $156 million of our deferred revenue related to customer deposits as of June 30, 2025 to be realized in less than one year. Timing of product delivery and manufacturing, and receipt of marketing approval for the applicable COVID vaccine will determine the period in which product sales are recognized.

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Grant revenue	$5	$20	$6	$20
Collaboration revenue (Note 5)	4	7	5	7
Licensing and royalty revenue	2	30	10	30
Other revenue	17	—	29	—
Total other revenue	$28	$57	$50	$57

Grant Revenue

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Administration for Strategic Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of our original COVID vaccine, mRNA-1273. The agreement has been subsequently amended to provide for additional commitments to support various late-stage clinical development efforts of our original COVID vaccine, including a 30,000 participant Phase 3 study, pediatric clinical trials, adolescent clinical trials and pharmacovigilance studies. The maximum award from BARDA, inclusive of all amendments, was approximately $1.8 billion. All contract options have been exercised. The BARDA contract concluded on June 15, 2025, upon completion of all contractual deliverables. We accrued and recognized revenue through that date for eligible costs incurred in accordance with the agreement. As of June 30, 2025, the remaining available funding, net of revenue earned, was approximately $66 million. While this funding remains available, we do not expect to recognize material additional revenue, as the contract has concluded and all obligations have been fulfilled. Final billing and closeout activities are ongoing and may result in immaterial adjustments to the recognized revenue amount.

In June 2024, we were awarded up to $176 million through the Rapid Response Partnership Vehicle (RRPV), funded by BARDA, to accelerate the development of mRNA-based pandemic influenza vaccines. The project award was intended to support the late-stage development of an mRNA-based vaccine to enable the licensure of a pre-pandemic vaccine against the H5 influenza virus. This subtype of the influenza virus causes a highly infectious and severe disease in birds known as avian influenza and poses a risk of spillover into the human population. The agreement also included additional options to prepare for and accelerate responses to future public health threats. In January 2025, we were awarded up to $590 million through the RRPV, funded by BARDA, to support the continued late-stage development and licensure of mRNA-based pre-pandemic influenza vaccines, including expanded clinical studies for up to five additional subtypes of pandemic influenza. This funding built on the scope of the June 2024 funding related to the H5 influenza virus and expanded the program to cover additional influenza subtypes. In May 2025, we received notice from HHS that the award for late-stage development and the right to purchase pre-pandemic influenza vaccines would be terminated. Revenue recognized related to this agreement was immaterial as of June 30, 2025.

Licensing and Royalty Revenue

In April 2024, we entered a non-exclusive out-licensing agreement with a pharmaceutical company based in Japan for mRNA COVID-related intellectual property for the territory of Japan. Under the terms of the agreement, we received an upfront payment of $50 million, which included a $20 million prepayment creditable against future royalties. Additionally, we are entitled to receive low double-digit royalties on the net sales of the company’s COVID product. Upon execution of the agreement, we recognized $30 million of the upfront payment as other revenue in our condensed consolidated statements of operations. The remaining $20 million was recorded as deferred revenue in our condensed consolidated balance sheets and recognized as royalty revenue as the underlying sales occurred. In accordance with the terms of the agreement, the $20 million was fully recognized by the end of the first quarter of 2025.

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

5. Collaboration Agreements and Research and Development Funding Arrangement

Merck – Personalized mRNA Cancer Vaccines (Individualized Neoantigen Therapy)

In June 2016, we entered into a Collaboration and License Agreement for the development and commercialization of personalized mRNA cancer vaccines (also known as INT) with Merck & Co., Inc. (Merck). This agreement was subsequently amended and restated in 2018. Our role in this strategic alliance involves identifying genetic mutations in a particular patient’s tumor cells, synthesizing mRNA for these mutations, encapsulating the mRNA in one of our proprietary lipid nanoparticles (LNPs), and administering a unique mRNA INT to each patient. Each INT is designed to specifically activate the patient’s immune system against her or his own cancer cells. INT has recently been assigned the generic name intismeran autogene.

In September 2022, Merck exercised its option for INT, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of INT, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the three and six months ended June 30, 2025, we recognized expenses, net of Merck's reimbursements, of $99 million and $203 million, respectively, related to the INT collaboration under the Merck Participation Term. For the three and six months ended June 30, 2024 these expenses were $95 million and $171 million, respectively.

Additionally, for the three and six months ended June 30, 2025, the net cost recovery for capital expenditures was $6 million and $18 million, respectively. For the three and six months ended June 30, 2024, this amount was $33 million and $57 million, respectively. These amounts were applied to reduce the capitalized cost of the assets.

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

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. For the three and six months ended June 30, 2025, we recorded research and development expense reductions of $160 million and $250 million, respectively. We recorded immaterial research and development expense reductions during the three and six months ended June 30, 2024.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,279	$—	$—	$1,279	$1,279	$—	$—
Available-for-sale:
Certificates of deposit	90	—	—	90	—	90	—
U.S. treasury bills	957	—	—	957	—	957	—
U.S. treasury notes	2,484	3	(6)	2,481	—	1,388	1,093
Corporate debt securities	2,623	5	(3)	2,625	—	1,356	1,269
Government debt securities	73	—	—	73	—	61	12
Total	$7,506	$8	$(9)	$7,505	$1,279	$3,852	$2,374

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,927	$—	$—	$1,927	$1,927	$—	$—
Available-for-sale:
Certificates of deposit	52	—	—	52	—	52	—
U.S. treasury bills	786	—	—	786	—	786	—
U.S. treasury notes	3,048	3	(15)	3,036	—	1,958	1,078
Corporate debt securities	3,590	3	(13)	3,580	—	2,172	1,408
Government debt securities	138	—	—	138	—	130	8
Total	$9,541	$6	$(28)	$9,519	$1,927	$5,098	$2,494

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,852	$3,852
Due after one year through five years	2,375	2,374
Total	$6,227	$6,226

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,106	$5,098
Due after one year through five years	2,508	2,494
Total	$7,614	$7,592

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and six months ended June 30, 2025 and 2024. We did not record any credit-related allowance for available-for-sale securities as of June 30, 2025 and December 31, 2024.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of June 30, 2025 and December 31, 2024 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2025:
U.S. treasury bills	$—	$708	$—	$—	$—	$708
U.S. treasury notes	(1)	675	(5)	270	(6)	945
Corporate debt securities	(1)	591	(2)	289	(3)	880
Government debt securities	—	22	—	8	—	30
Total	$(2)	$1,996	$(7)	$567	$(9)	$2,563

As of December 31, 2024:
U.S. treasury bills	$—	$101	$—	$—	$—	$101
U.S. treasury notes	(2)	729	(13)	960	(15)	1,689
Corporate debt securities	(4)	843	(9)	1,646	(13)	2,489
Government debt securities	—	—	—	37	—	37
Total	$(6)	$1,673	$(22)	$2,643	$(28)	$4,316

As of June 30, 2025 and December 31, 2024, we held 140 and 252 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions):

	Fair value at June 30, 2025	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$649	$649	$—
Certificates of deposit	90	—	90
U.S. treasury bills	1,160	—	1,160
U.S. treasury notes	2,487	—	2,487
Corporate debt securities	2,899	—	2,899
Government debt securities	73	—	73
Equity investments(1)	6	6	—
Derivative instruments	2	—	2
Total	$7,366	$655	$6,711
Liabilities:
Derivative instruments	$7	$—	$7

	Fair value at December 31, 2024	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,195	$1,195	$—
Certificates of deposit	52	—	52
U.S. treasury bills	1,016	—	1,016
U.S. treasury notes	3,036	—	3,036
Corporate debt securities	3,763	—	3,763
Government debt securities	138	—	138
Equity Investments(1)	14	14	—
Derivative instruments	10	—	10
Total	$9,224	$1,209	$8,015
Liabilities:
Derivative instruments	$2	$—	$2
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other income (expense), net, in our condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three and six months ended June 30, 2025, we did not recognize a net gain and recognized a net loss of $8 million, respectively, on equity investments from changes in fair value of the securities. For the three and six months ended June 30, 2024, we recognized net losses of $22 million and $35 million, respectively, on equity investments from changes in fair value of the securities.

7. Inventory

Inventory as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Raw materials	$83	$63
Work in progress	112	26
Finished goods	45	28
Total inventory	$240	$117

Inventory, non-current(1)	$127	$150
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, inventory write-downs were $38 million and $80 million, respectively. For the three and six months ended June 30, 2024, inventory write-downs were $14 million and $44 million, respectively. For the three and six months ended June 30, 2025, losses on firm purchase commitments were $7 million and $17 million, respectively. For the three and six months ended June 30, 2024, there were no losses on firm purchase commitments. Inventory write-downs were mainly related to inventory in excess of expected demand and shelf-life expiration. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials. As of June 30, 2025 and December 31, 2024, the accrued liability for losses on firm future purchase commitments in our condensed consolidated balance sheets was $14 million and $60 million, respectively.

In May 2025, the FDA approved mNEXSPIKE (mRNA-1283), our next-generation COVID-19 vaccine, and we began to capitalize mRNA-1283 inventory. As of June 30, 2025 and December 31, 2024, we had inventory on hand of $367 million and $267 million, respectively, inclusive of inventory for our COVID and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of our original COVID vaccine, mRNA-1273, is nine to twelve months. Our next-generation COVID vaccine, mRNA-1283, has a shelf life of twelve months. The shelf life of our RSV vaccine is eighteen months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Land and land improvements	$59	$59
Building and building improvements	798	743
Manufacturing and laboratory equipment	433	344
Leasehold improvements	264	207
Furniture, fixtures and other	32	31
Computer equipment and software	161	150
Construction in progress	913	1,057
Right-of-use assets, financing (Note 10)	132	132
Total	2,792	2,723
Less: Accumulated depreciation	(623)	(527)
Property, plant and equipment, net	$2,169	$2,196

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2025 was $56 million and $94 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2024 was $40 million and $75 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Accounts receivable	$260	$698
Less: Wholesalers chargebacks, discounts and fees	(212)	(340)
Less: Allowance for doubtful accounts	(12)	—
Accounts receivable, net	$36	$358

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Research and development funding receivable (Note 5)	$191	$—
Prepaid services	150	173
Down payments and prepayments related to manufacturing and materials	96	106
Income tax receivable	71	72
Grant receivable	61	20
Interest receivable	47	59
Prepaid income tax	40	28
Value added tax receivable	31	45
Collaboration receivable	20	58
Other current assets	57	38
Prepaid expenses and other current assets	$764	$599

Other Non-Current Assets

Other non-current assets, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Inventory, non-current(1)	$127	$150
Down payments and prepayments, non-current	111	139
Income tax receivable, non-current	99	97
Deferred tax assets	81	81
Goodwill	52	52
Finite-lived intangible asset	48	40
Equity investments	6	14
Other	22	21
Other non-current assets	$546	$594
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.

Accrued Liabilities

Accrued liabilities, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Provisions related to product sales (Note 3)	$308	$370
Compensation-related	197	312
Manufacturing	152	109
Development operations	108	120
Other external goods and services	63	131
Property, plant and equipment	47	99
Clinical trials	38	94
Raw materials	30	41
Commercial	24	45
Loss on future firm purchase commitments(1)	14	60
Royalties	6	46
Accrued liabilities	$987	$1,427
______
(1)Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Estimated reimbursements to wholesalers and distributors	$118	$103
Lease liabilities - financing (Note 10)	27	23
Lease liabilities - operating (Note 10)	16	14
Research and development funding liability (Note 5)	—	58
Other	31	23
Other current liabilities	$192	$221

Other Non-Current Liabilities

Other non-current liabilities, as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Tax liabilities	$237	$231
Other	39	36
Other non-current liabilities	$276	$267

Deferred Revenue

The following table summarizes the activities in deferred revenue for the six months ended June 30, 2025 (in millions):

	December 31, 2024	Additions	Deductions	June 30, 2025
Net product sales	$188	$84	$(51)	$221
Other revenue	23	64	(25)	62
Total deferred revenue	$211	$148	$(76)	$283

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

Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30,	December 31,
	2025	2024
Assets:
Right-of-use assets, operating, net(1) (2)	$750	$759
Right-of-use assets, financing, net(3) (4)	53	65
Total	$803	$824

Liabilities:
Current:
Operating lease liabilities(5)	$16	$14
Financing lease liabilities(5)	27	23
Total current lease liabilities	43	37
Non-current:
Operating lease liabilities, non-current	666	671
Financing lease liabilities, non-current	32	39
Total non-current lease liabilities	698	710
Total	$741	$747
_______
(1)These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are related to contract manufacturing service agreements.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of June 30, 2025, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases
2025	(remainder of the year)	$29	$16
2026		73	27
2027		78	20
2028		81	—
2029		82	—
Thereafter		762	—
Total minimum lease payments		1,105	63
Less amounts representing interest or imputed interest		(423)	(4)
Present value of lease liabilities		$682	$59

11. Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and claims. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of June 30, 2025, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

From time to time, we may be a party to litigation, arbitration, or other legal proceedings in the course of our business. The outcome of such matters is inherently uncertain and often involves significant judgment in assessing risk and estimating potential exposure. While we do not currently expect any pending proceedings to have a material adverse effect on our financial position, results of operations, or cash flows, there can be no assurance that future developments will not have a material impact.

The following summarizes our significant legal proceedings and matters outstanding as of June 30, 2025.

We have brought patent-infringement actions against Pfizer Inc. (Pfizer), BioNTech SE (BioNTech) and related entities in the U.S., Germany, the Netherlands, the UK, Ireland and Belgium concerning our mRNA platform technology and disease-specific vaccine designs. Pfizer and BioNTech have commenced actions or asserted defenses seeking to revoke our patents in these jurisdictions.

Alnylam Pharmaceuticals has filed three complaints against us in the U.S. District Court for the District of Delaware asserting U.S. patents concerning cationic lipids.

Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) have brought patent-infringement actions against us in the U.S. District Court for the District of Delaware, as well as in Canada, Japan, Switzerland and the Unified Patent Court (UPC) asserting patents concerning lipid nanoparticles.

GlaxoSmithKline Biologicals SA (GSK) has filed two complaints against us in the U.S. District Court for the District of Delaware asserting certain patents owned by GSK. GSK has also filed two patent-infringement lawsuits against us in the UPC concerning liposomes and modified liposomes for RNA delivery.

Northwestern University has filed a complaint against us in the U.S. District Court for the District of Delaware asserting U.S. patents concerning lipid nanoparticle technology.

We are subject to shareholder class action and shareholder derivative litigation pending in the U.S. District Court for the District of Massachusetts related to statements about our RSV vaccine (mRNA-1345).

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

Through the three and six months ended June 30, 2025 and the year ended December 31, 2024, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of June 30, 2025, we had $427 million of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2027. As of June 30, 2025, we had $156 million of non-cancelable purchase commitments related to research and development and other goods and services which are expected to be paid through 2028. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. As of June 30, 2025, we had cancelable open purchase orders of $2.2 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay as of June 30, 2025, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

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

For the three and six months ended June 30, 2025, we recognized $6 million and $11 million, respectively, of royalty expenses associated with our product sales. For the three and six months ended June 30, 2024, we recognized $10 million and $18 million, respectively, of royalty expenses associated with our product sales. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of June 30, 2025.

12. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	$41	$40	$80	$80
Restricted Stock Units (RSUs)	85	67	156	122
Performance Stock Units (PSUs)	2	3	3	6
Employee Stock Purchase Plan (ESPP)	2	2	6	5
Total	$130	$112	$245	$213

Cost of sales	$7	$6	$14	$13
Research and development	81	67	150	127
Selling, general and administrative	42	39	81	73
Total	$130	$112	$245	$213

As of June 30, 2025, there was $908 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.1 years as of June 30, 2025.

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

Share Repurchase Programs

As of June 30, 2025, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. There were no shares repurchased during the three and six months ended June 30, 2025 or 2024.

13. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(818)	$(1,279)	$(1,782)	$(2,444)
Provision for income taxes	$7	$—	$14	$10
Effective tax rate	(0.9)%	—%	(0.8)%	(0.4)%

The effective tax rate for the three and six months ended June 30, 2025 was higher than the statutory rate, primarily due to our global valuation allowance, which limits our ability to recognize tax benefits from the loss. The higher effective tax rate was also impacted by certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes in other jurisdictions. The effective tax rate for the three and six months ended June 30, 2025 was consistent with the same period in 2024, primarily due to the continued maintenance of global valuation allowance. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 13 to our consolidated financial statements in our 2024 Form 10-K.

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

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. As of June 30, 2025, we are under audit in various state and foreign jurisdictions; however, no adjustments to our tax positions have been proposed at this time.

14. Loss per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three and six months ended June 30, 2025 and 2024 were calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(825)	$(1,279)	$(1,796)	$(2,454)
Denominator:
Basic and diluted weighted-average common shares outstanding	388	384	387	383

Basic and diluted EPS	$(2.13)	$(3.33)	$(4.64)	$(6.41)

Common stock equivalents excluded from the EPS computation above because their inclusion would have been anti-dilutive	46	34	46	34

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We have a diverse and extensive development pipeline of 30 development candidates across our 39 development programs, of which 35 are in clinical studies currently.

We have three commercial products—Spikevax®, our original COVID vaccine, mRESVIA®, our vaccine against respiratory syncytial virus (RSV), and mNEXSPIKE®, our next-generation COVID vaccine. mNEXSPIKE, our newest commercial product, was approved by the U.S. Food and Drug Administration (FDA) in May 2025 for individuals aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. In June 2025, the FDA approved mRESVIA for adults aged 18 through 59 years who are at increased risk for RSV disease, expanding the previous indication for mRESVIA for adults 60 years and older. In July 2025, the FDA approved Spikevax for children six months through 11 years who are at increased risk for COVID-19 disease, expanding the previous indication for Spikevax for individuals 12 years and older.

Business Highlights

Next-Generation COVID Vaccine

In May 2025, the FDA approved mNEXSPIKE (mRNA-1283), our next-generation COVID-19 vaccine, for individuals aged 65 years and older and individuals aged 12 through 64 years with at least one underlying risk factor. The approval was based on a randomized, observer-blind, active-controlled Phase 3 study that enrolled approximately 11,400 participants aged 12 and older. The trial met its primary endpoint, with mRNA-1283 demonstrating non-inferior vaccine efficacy compared to Spikevax (mRNA-1273), and showed a 9.3% higher relative vaccine efficacy in the overall population, and a 13.5% higher relative efficacy in adults aged 65 and older. The safety profile of mRNA-1283 was consistent with mRNA-1273, with fewer local reactions and comparable systemic reactions. We expect to make mNEXSPIKE available in the U.S. for the 2025-2026 respiratory virus season, alongside Spikevax and mRESVIA.

RSV Vaccine

In June 2025, the FDA approved an expanded use of mRESVIA, our RSV vaccine, for the prevention of lower respiratory tract disease in adults aged 18 through 59 years with underlying health conditions that increase their risk for RSV disease. This approval builds on the initial authorization granted in May 2024 for adults aged 60 years and older. The expanded approval was supported by a Phase 3 study that demonstrated safety and immunogenicity in individuals with underlying health conditions, with immune responses meeting prespecified non-inferiority criteria compared to those observed in older adults. Neutralizing antibody levels were consistent across both the 18-49 and 50-59 age subgroups. We plan to supply mRESVIA for both approved adult populations in the U.S. for the 2025-2026 respiratory virus season.

Pandemic Influenza Vaccine

In May 2025, we received notice from the U.S. Department of Health and Human Services (HHS) that our award for the late-stage development of mRNA-based pandemic influenza vaccines, funded through the Rapid Response Partnership Vehicle (RRPV) by the Biomedical Advanced Research and Development Authority (BARDA), would be terminated. The program was previously supported by two awards totaling up to $766 million to accelerate the development and licensure of mRNA-based pre-pandemic influenza vaccines targeting the H5 influenza virus and additional influenza subtypes. Funding received under the awards was immaterial as of June 30, 2025. Interim results from our Phase 1/2 study of mRNA-1018 demonstrated a rapid, potent, and durable immune response, with 97.8% of participants achieving HAI titers ≥1:40 at Day 43. The vaccine was generally well-tolerated. We will explore alternatives for late-stage development and manufacturing of the H5 program consistent with our strategic commitment to pandemic preparedness.

Net Product Sales and Net Loss Per Share

For the second quarter of 2025, we recognized net product sales of $114 million, compared to $184 million for the second quarter of 2024. Loss per share was $(2.13) for the second quarter of 2025, compared to $(3.33) for the second quarter of 2024.

Recent Program Developments

Respiratory Virus Vaccines

•Seasonal flu vaccine: In June 2025, we announced positive results from the Phase 3 efficacy study (P304) of mRNA-1010, our seasonal influenza vaccine candidate. The trial enrolled over 40,000 adults aged 50 years and older across 11 countries. mRNA-1010 achieved the most stringent superiority criterion prespecified in the protocol, with a relative vaccine efficacy (rVE) of 26.6% (95% CI: 16.7%, 35.4%) compared to a licensed standard-dose seasonal influenza vaccine. Strong rVE was also observed for each influenza strain contained in the vaccine, including A/H1N1 (29.6%), A/H3N2 (22.2%), and B/Victoria (29.1%). Efficacy was consistent across age groups, risk profiles, and prior influenza vaccination status, including an rVE of 27.4% in participants aged 65 years and older. Safety and tolerability of mRNA-1010 were consistent with prior Phase 3 results. We are submitting mRNA-1010 data for publication, presenting data at medical conferences and preparing to file mRNA-1010 for FDA approval.

•Seasonal flu + COVID vaccine: We shared positive Phase 3 immunogenicity data for our flu+COVID combination vaccine (mRNA-1083) for adults aged 50 years and older at our 2024 R&D Day event. In May 2025, we announced that in consultation with the FDA, we had voluntarily withdrawn the pending Biologics License Application (BLA) for mRNA-1083 with the plan to resubmit after vaccine efficacy data from our mRNA-1010 Phase 3 trial were available. We are engaging with regulators on data requirements for resubmitting the BLA for mRNA-1083.

Latent and Other Virus Vaccines

•Cytomegalovirus (CMV) vaccine: In April 2025, we shared 36-month durability data from a Phase 2 extension trial of our CMV vaccine candidate (mRNA-1647) at the ESCMID 2025 Global Congress. The pivotal Phase 3 study of mRNA-1647 is fully enrolled and has accrued sufficient cases for evaluation of the primary endpoint of the study, evaluating its efficacy, safety and immunogenicity in the prevention of primary infection in women of childbearing age. We are updating our analysis plan to add secondary endpoints. We remain blinded and anticipate a Phase 3 final analysis in 2025.

•Norovirus vaccine: The Phase 3 study evaluating the efficacy, safety and immunogenicity of our trivalent vaccine candidate against norovirus (mRNA-1403) is accruing cases. The timing of the Phase 3 readout will be dependent on case accruals.

Oncology Therapeutics

•Intismeran autogene (INT): We continue to demonstrate the potential clinical benefit of mRNA-4157. In collaboration with Merck, the Phase 3 clinical trial for adjuvant melanoma is fully enrolled. Two non-small cell lung cancer (NSCLC) Phase 3 studies for individuals with and without prior neoadjuvant treatment are enrolling. Separate randomized Phase 2 studies for high-risk muscle invasive and high-risk non-muscle invasive bladder cancer are enrolling, and a randomized Phase 2 study for adjuvant renal cell carcinoma is fully enrolled. We and Merck have also launched a new Phase 2 study of first-line treatment for patients with metastatic melanoma.

•Checkpoint adaptive immune modulation therapy (AIM-T). The Checkpoint AIM-T (mRNA-4359) Phase 1/2 study in first-line melanoma and first-line metastatic NSCLC is ongoing, and is in the Phase 2 portion of the study. The first-line metastatic NSCLC arm is currently enrolling patients.

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

Our Pipeline

The following chart shows our current pipeline of 39 development programs across our several modalities.
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

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	$	%
Revenue:
Net product sales	$114	$184	$(70)	(38)%
Other revenue	28	57	(29)	(51)%
Total revenue	142	241	(99)	(41)%
Operating expenses:
Cost of sales	119	115	4	3%
Research and development	700	1,221	(521)	(43)%
Selling, general and administrative	230	268	(38)	(14)%
Total operating expenses	1,049	1,604	(555)	(35)%
Loss from operations	(907)	(1,363)	456	(33)%
Interest income	81	111	(30)	(27)%
Other income (expense), net	8	(27)	35	(130)%
Loss before income taxes	(818)	(1,279)	461	36%
Provision for income taxes	7	—	7	100%
Net loss	$(825)	$(1,279)	$454	35%

	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	$	%
Revenue:
Net product sales	$200	$351	$(151)	(43)%
Other revenue	50	57	(7)	(12)%
Total revenue	250	408	(158)	(39)%
Operating expenses:
Cost of sales	209	211	(2)	(1)%
Research and development	1,556	2,284	(728)	(32)%
Selling, general and administrative	442	542	(100)	(18)%
Total operating expenses	2,207	3,037	(830)	(27)%
Loss from operations	(1,957)	(2,629)	672	(26)%
Interest income	171	231	(60)	(26)%
Other income (expense), net	4	(46)	50	(109)%
Loss before income taxes	(1,782)	(2,444)	662	(27)%
Provision for income taxes	14	10	4	40%
Net loss	$(1,796)	$(2,454)	$658	(27)%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$88	$162	$119	$262
Europe	—	—	—	—
Rest of world	26	22	81	89
Total	$114	$184	$200	$351

Net product sales by product were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
COVID	$114	$184	$198	$351
RSV	—	—	2	—
Total	$114	$184	$200	$351

As of June 30, 2025, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for RSV disease. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. As of June 30, 2025, we had not yet launched commercial sales of mNEXSPIKE.

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

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross product sales	$176	$191	$281	$413
Product sales provision:
Wholesaler chargebacks, discounts and fees	(62)	22	(84)	—
Returns, rebates and other fees	—	(29)	3	(62)
Total product sales provision	$(62)	$(7)	$(81)	$(62)
Net product sales	$114	$184	$200	$351

Prior to the third quarter of 2023, we sold our COVID vaccine to the U.S. Government, foreign governments and international organizations. The agreements and related amendments with these entities generally do not include variable consideration, such as discounts, rebates or returns. Certain of these agreements entitle us to upfront deposits for our COVID vaccine supply, initially recorded as deferred revenue. As of June 30, 2025, we had deferred revenue of $221 million associated with customer deposits received or billable under supply agreements, of which $156 million is expected to be realized in less than one year.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, licensing and royalty revenue, and other miscellaneous revenue.

For the three months ended June 30, 2025, total revenue decreased by $99 million, or 41%, compared to the same period in 2024, driven by declines in both net product sales and other revenue. Net product sales decreased by $70 million, or 38%, largely due to lower sales in the U.S. market, driven by both reduced sales volume, reflecting lower COVID vaccination rates, and a lower average selling price. Rest-of-World sales remained relatively stable compared to the prior year. Other revenue decreased by $29 million, or 51%, primarily due to the absence of upfront licensing revenue recognized in the prior year and a reduction in grant revenue as reimbursable activities under our BARDA contract progressively wound down, concluding in June 2025.

For the six months ended June 30, 2025, total revenue decreased by $158 million, or 39%, compared to the same period in 2024, primarily driven by a $151 million, or 43%, decline in net product sales. The decrease was mainly attributable to lower sales in the U.S. market, reflecting reduced sales volume due to lower COVID vaccination rates, as well as a lower average selling price. Rest-of-World sales also declined, to a lesser extent, primarily due to lower sales volume. Other revenue decreased by $7 million, or 12%, primarily due to lower licensing and grant revenue, consistent with the drivers noted in the three-month period. These decreases were partially offset by an increase in other revenue recognized in connection with our stand-ready obligation under long-term strategic agreements with certain government entities.

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

Operating expenses

Cost of sales

Cost of sales for the three months ended June 30, 2025 was $119 million, which included third-party royalties of $6 million, inventory write-downs of $38 million, unutilized manufacturing capacity and wind-down costs of $52 million. Cost of sales for the six months ended June 30, 2025 was $209 million, which included third-party royalties of $11 million, inventory write-downs of $80 million, primarily related to our finished and semi-finished COVID vaccine inventory and certain raw materials, unutilized manufacturing capacity and wind-down costs of $73 million, and losses on firm purchase commitments of $17 million. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges. These charges in 2025, other than royalties, were largely driven by customer demand forecast adjustments and commitments related to manufacturing capacity.

Cost of sales was relatively flat for both the three and six months ended June 30, 2025, compared to the same periods in 2024. Cost of sales as a percentage of net product sales was 105% and 104% for the three and six months ended June 30, 2025, respectively, compared to 62% and 60% for the corresponding periods in 2024. The increases were primarily due to the impact of lower net product sales.

We expect full year 2025 cost of sales to be lower compared to 2024, primarily driven by a reduction in period charges, particularly lower wind-down costs related to contract manufacturing organization contracts, along with lower anticipated sales volume. We expect this decrease will be partially offset by costs associated with internal manufacturing sites commencing operations in 2025. However, cost of sales as a percentage of net product sales is expected to vary widely due to continued uncertainty around demand and increased market competition. This variability is primarily driven by the fixed nature of a significant portion of our manufacturing costs, which cannot be quickly adjusted in response to changes in sales volume. As part of our long-term strategy, we are continuing to invest in internal manufacturing capabilities to improve cost control and support potential future product launches.

Research and development expenses

Research and development expenses decreased by $521 million, or 43%, for the three months ended June 30, 2025, compared to the same period in 2024. The reduction was primarily driven by a $161 million decrease in clinical manufacturing expenses, reflecting lower production-related spending and reduced allocation to clinical programs. Clinical trial expenses decreased by $106 million, primarily due to lower spending across our RSV, seasonal flu, and COVID programs, driven by program wind-downs and timing of trial activities, partially offset by increased investment in our norovirus program. Pre-clinical research expenses declined by $53 million due to investment reprioritization, and consulting and outside service costs declined by $51 million, consistent with the lower level of clinical study activities. In addition, research and development funding under the Blackstone arrangement resulted in a $62 million benefit in the current period, primarily from revisions to prior period estimates. The prior-year period also included an expense related to the purchase of a priority review voucher.

For the six months ended June 30, 2025, research and development expenses decreased by $728 million, or 32%, compared to the same period in 2024. The decrease was primarily driven by a $271 million reduction in clinical trial expenses, reflecting lower spending across our RSV, seasonal flu, COVID and combination vaccine programs, due to program wind-downs and timing of trial activities, partially offset by increased investment in our norovirus program. Clinical manufacturing expenses decreased by $105 million, driven by reduced production-related spending and lower allocation to clinical programs. Consulting and outside service costs declined by $93 million, and pre-clinical research expenses decreased by $74 million, both driven by reduced program activities and investment reprioritization. Personnel-related expenses declined by $48 million, primarily due to lower headcount. We also recognized a $62 million benefit from the Blackstone research and development funding in the current period, primarily from revisions to prior period estimates. Separately, the prior-year period included an expense related to the purchase of a priority review voucher.

We continue to anticipate a reduction in research and development expenses in 2025 compared to 2024, driven by disciplined cost management, portfolio prioritization, and a focused approach to pipeline execution. While we remain committed to advancing our pipeline and late-stage programs, including our INT, norovirus, CMV, seasonal flu and combination vaccine programs, we are also implementing operational efficiencies across the organization, including meaningful resourcing adjustments to align with the current stage of our pipeline and to support long-term sustainability.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $38 million, or 14%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by broad-based reductions in consulting and outside service costs, compensation and other personnel-related expenses due to lower headcount, and commercial and marketing activities.

For the six months ended June 30, 2025, selling, general and administrative expenses decreased by $100 million, or 18%, compared to the same period in 2024. The decrease was mainly driven by a $29 million reduction in consulting and outside services across all functions, a $26 million reduction in personnel-related expenses due to lower headcount, and lower legal, marketing, and technology and facility-related costs, which together contributed to a $49 million reduction. The decrease in both periods reflects continued cost discipline and efforts to streamline operations.

We continue to anticipate a modest reduction in selling, general and administrative expenses in 2025 compared to 2024. This reflects our ongoing commitment to operating efficiency as we expand our global commercial, regulatory, sales and marketing infrastructure, while continuing to invest in digital capabilities and leverage artificial intelligence technologies. In parallel, we are making organizational refinements to better align resources with the evolving needs of the business and support long-term scalability.

Interest income

For the three months ended June 30, 2025, interest income decreased by $30 million, or 27%, compared to the same period in 2024. For the six months ended June 30, 2025, interest income decreased by $60 million, or 26%, compared to the same period in 2024. The decreases were primarily due to lower average investment balances.

Other income (expense), net

The following tables summarize other income (expense), net for the periods presented (in millions):

	Three Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	$	%
Loss on investments	$—	$(23)	$23	(100)%
Interest expense	(1)	(6)	5	(83)%
Other income, net	9	2	7	350%
Total other income (expense), net	$8	$(27)	$35	(130)%

	Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024	$	%
Loss on investments	$(7)	$(38)	$31	(82)%
Interest expense	(2)	(12)	10	(83)%
Other income, net	13	4	9	225%
Total other income (expense), net	$4	$(46)	$50	(109)%

For the three and six months ended June 30, 2025, we recorded total other income, net of $8 million and $4 million, respectively, compared to total other expense, net of $27 million and $46 million for the same periods in 2024. The improvement was largely driven by lower equity investment losses and a reduction in interest expense. Interest expense is primarily related to our finance leases related to our Moderna Technology Center prior to its acquisition in December 2024, and certain contract manufacturing service agreements. Please refer to Note 10 to our condensed consolidated financial statements for additional information.

Income taxes

Provision for income taxes for the three and six months ended June 30, 2025, remained immaterial and consistent with the same periods in 2024. The effective tax rates also remained consistent and continues to be immaterial. Both reflect the continued maintenance of our global valuation allowance, which limits our ability to recognize tax benefits from the losses. Please refer to Note 13 to our condensed consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of June 30, 2025 and December 31, 2024 (in millions):

	June 30,	December 31,
	2025	2024
Financial assets:
Cash and cash equivalents	$1,279	$1,927
Investments	3,852	5,098
Investments, non-current	2,374	2,494
Total	$7,505	$9,519

Working capital:
Current assets	$6,171	$8,099
Current liabilities	1,572	2,206
Total	$4,599	$5,893

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of June 30, 2025 decreased by $2.0 billion, or 21%, compared to December 31, 2024. The decrease in cash, cash equivalents and investments was primarily due to a net cash outflow from operating activities of $2.0 billion and purchases of property and equipment of $120 million during the six months ended June 30, 2025.

Working capital, defined as current assets less current liabilities, as of June 30, 2025 decreased by $1.3 billion, or 22%, compared to December 31, 2024. This was primarily driven by a decrease in cash, cash equivalents and current investments of $1.9 billion to fund operations, partially offset by a decrease in accrued liabilities and accounts payable of $670 million, driven by lower spend during the period.

As of June 30, 2025, we did not have any off-balance sheet arrangements, other than those obligations and commitments disclosed herein.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,956)	$(2,263)
Investing activities	1,294	1,767
Financing activities	13	48

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

Beginning in the third quarter of 2020, we entered into supply agreements with the U.S. Government, foreign governments and international organizations for the supply of our COVID vaccine and received upfront deposits. In the third quarter of 2023, we commenced sales of our COVID vaccine to the U.S. commercial market, in addition to continuing sales to foreign governments and international organizations. In the U.S., our COVID vaccine is sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. We also commenced sales of our RSV vaccine in the third quarter of 2024. Wholesalers and distributors typically do not make upfront payments to us. As of June 30, 2025, we had $221 million in deferred revenue related to customer deposits received or billable.

Net cash used in operating activities for the six months ended June 30, 2025 was $2.0 billion and consisted of net loss of $1.8 billion, non-cash adjustments of $348 million and a net change in assets and liabilities of $508 million. Non-cash items primarily included stock-based compensation of $245 million, and depreciation and amortization of $96 million. The net change in assets and liabilities was mainly due to a decrease in accrued liabilities and accounts payable of $598 million, driven by overall lower spend in the period, an increase in prepaid expenses and other assets of $150 million, driven by collaboration receivables, an increase in inventory of $122 million, driven by increased manufacturing of our COVID vaccine for the upcoming season, and partially offset by a decrease in accounts receivable of $310 million, driven by timing of collections.

Net cash used in operating activities decreased by $307 million, or 14%, during the six months ended June 30, 2025, compared to the same period in 2024, primarily attributable to a decrease in net loss of $658 million, partially offset by a change in accounts receivable of $419 million, driven by declined product sales.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for land, building, leasehold improvements, manufacturing, laboratory, computer equipment and software, and business development.

Net cash provided by investing activities for the six months ended June 30, 2025 was $1.3 billion, driven primarily by proceeds from maturities and sales of marketable securities of $4.5 billion, partially offset by purchases of marketable securities of $3.1 billion, and purchases of property and equipment of $120 million.

Net investing cash flows decreased by $473 million, or 27%, during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in proceeds from maturities and sales of marketable securities of $1.1 billion, partially offset by a decrease in purchases of marketable securities of $331 million, and a decrease in purchases of plant, property and equipment of $258 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $13 million, primarily related to proceeds from issuance of common stock through equity plans.

Net cash provided by financing activities decreased by $35 million, or 73%, during the six months ended June 30, 2025, compared to the same period in 2024, mainly due to a decrease in proceeds from issuance of common stock through equity plans of $30 million.

Operation and funding requirements

Our principal sources of funding as of June 30, 2025 consisted of cash and cash equivalents, investments, and cash we may generate from operations. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. Following authorization of our first commercial product in December 2020, we generated significant net income in both 2022 and 2021. We also incurred a net loss of $1.8 billion for the six months ended June 30, 2025 and net losses of $3.6 billion and $4.7 billion for 2024 and 2023, respectively. We have retained earnings of $8.2 billion as of June 30, 2025.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our INT, norovirus, flu+COVID combination, and CMV vaccine candidates, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our partners or collaborators. We may also incur additional costs related to postmarketing commitments, though the timing and scope of such commitments remain uncertain. In addition, we have substantial facility, lease and purchase obligations (refer to Note 10 and Note 11 to our condensed consolidated financial statements). We have entered into various collaboration and licensing agreements, as well as a research and development funding arrangement with a third party. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

We believe that our cash, cash equivalents, and investments as of June 30, 2025, together with cash expected to be generated from product sales, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023 and 2024, and this trend has continued into 2025, reflecting the market's ongoing transition to a seasonal commercial pattern in the endemic COVID vaccine market. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2025 compared to those disclosed in our 2024 Form 10-K.

Contractual Obligations

As of June 30, 2025, other than disclosed within Note 10 and Note 11 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and six months ended June 30, 2025.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proceedings Related to Patents Owned by Arbutus

As more fully described in our 2024 Form 10-K, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of our COVID vaccine willfully infringes certain U.S. patents concerning lipid nanoparticles. The Court has rescheduled trial to begin March 9, 2026.

Proceedings Related to Patents Owned by GSK

In July 2025, GlaxoSmithKline Biologicals SA (GSK) filed two lawsuits in Unified Patent Court (UPC) asserting that our manufacture and sale of Spikevax and/or mRESVIA infringe certain European patents owned by GSK concerning liposomes and modified liposomes for RNA delivery. The two actions seek relief in all UPC member states and in additional European Patent Convention contracting states. The complaints seek monetary and injunctive relief.

Proceedings Related to Patents Owned by Alnylam

As more fully described in our 2024 Form 10-K, Alnylam Pharmaceuticals, Inc. (Alnylam) has two proceedings against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of our COVID vaccine infringes certain U.S. patents concerning cationic lipids. The Court entered a Final Judgment of non-infringement of all asserted patents in these lawsuits. In the first case, Alnylam appealed and the Federal Circuit Court of Appeals decided the appeal in our favor on June 4, 2025. The second case remains pending.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended June 30, 2025, there were no shares repurchased. As of June 30, 2025, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2024 Form 10-K.

Item 5. Other Information

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

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
August 1, 2025
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
August 1, 2025
James M. Mock
Chief Financial Officer
(Principal Financial Officer)