Form 10-Q
period 2025-09-30
Moderna, Inc.
filed 2025-11-06
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of October 31, 2025, there were 390,679,512 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•our ability to drive use of our commercial products and to increase market share;

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

•anticipated milestones for our pipeline programs, including potential near-term catalysts;

•our ability to obtain and maintain regulatory approval of our product candidates across our portfolio;

•our ability to successfully launch and commercialize our products and the timing of launches;

•the potential of our oncology portfolio;

•our ability and the ability of third parties with whom we contract to successfully manufacture, supply and distribute our commercial products and any future commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,132	$1,927
Investments	3,372	5,098
Accounts receivable, net	1,046	358
Inventory	332	117
Prepaid expenses and other current assets	716	599
Total current assets	6,598	8,099
Investments, non-current	2,143	2,494
Property, plant and equipment, net	2,126	2,196
Right-of-use assets, operating leases	738	759
Other non-current assets	530	594
Total assets	$12,135	$14,142
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$267	$405
Accrued liabilities	1,178	1,427
Deferred revenue	163	153
Other current liabilities	73	221
Total current liabilities	1,681	2,206
Deferred revenue, non-current	157	58
Operating lease liabilities, non-current	660	671
Financing lease liabilities, non-current	26	39
Other non-current liabilities	281	267
Total liabilities	2,805	3,241
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of September 30, 2025 and December 31, 2024; 391 and 386 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,254	866
Accumulated other comprehensive income (loss)	27	(10)
Retained earnings	8,049	10,045
Total stockholders’ equity	9,330	10,901
Total liabilities and stockholders’ equity	$12,135	$14,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Net product sales	$973	$1,820	$1,172	$2,171
Other revenue	43	42	94	99
Total revenue	1,016	1,862	1,266	2,270
Operating expenses:
Cost of sales	207	514	416	725
Research and development	801	1,137	2,357	3,421
Selling, general and administrative	268	281	710	823
Total operating expenses	1,276	1,932	3,483	4,969
Loss from operations	(260)	(70)	(2,217)	(2,699)
Interest income	73	103	244	334
Other income (expense), net	—	(12)	4	(58)
(Loss) income before income taxes	(187)	21	(1,969)	(2,423)
Provision for income taxes	13	8	27	18
Net (loss) income	$(200)	$13	$(1,996)	$(2,441)

Net (loss) earnings per share
Basic	$(0.51)	$0.03	$(5.15)	$(6.37)
Diluted	$(0.51)	$0.03	$(5.15)	$(6.37)

Weighted average common shares used in calculation of net (loss) earnings per share
Basic	390	385	388	383
Diluted	390	399	388	383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(200)	$13	$(1,996)	$(2,441)
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized gains on available-for-sale securities	5	73	26	122
Less: net realized (gains) losses on available-for-sale securities reclassified in net loss	—	1	(1)	4
Net increase from available-for-sale securities	5	74	25	126
Pension and postretirement obligation adjustments	2	—	3	—
(Losses) gains on foreign currency translation	(3)	8	9	8
Total other comprehensive income	4	82	37	134
Comprehensive (loss) income	$(196)	$95	$(1,959)	$(2,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399
Vesting of restricted common stock units	2	—	—	—	—	—
Exercise of options to purchase common stock	—	—	2	—	—	2
Stock-based compensation	—	—	125	—	—	125
Other comprehensive income, net of tax	—	—	—	4	—	4
Net loss	—	—	—	—	(200)	(200)
Balance at September 30, 2025	391	$—	$1,254	$27	$8,049	$9,330

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	384	$—	$631	$(71)	$11,152	$11,712
Exercise of options to purchase common stock	—	—	2	—	—	2
Issuance of common stock under employee stock purchase plan	1	—	6	—	—	6
Stock-based compensation	—	—	112	—	—	112
Other comprehensive income, net of tax	—	—	—	82	—	82
Net income	—	—	—	—	13	13
Balance at September 30, 2024	385	$—	$751	$11	$11,165	$11,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901
Vesting of restricted common stock	5	—	—	—	—	—
Exercise of options to purchase common stock	—	—	7	—	—	7
Tax payments related to net share settlements on equity awards	—	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	370	—	—	370
Other comprehensive income, net of tax	—	—	—	37	—	37
Net loss	—	—	—	—	(1,996)	(1,996)
Balance at September 30, 2025	391	$—	$1,254	$27	$8,049	$9,330

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	382	$—	$371	$(123)	$13,606	$13,854
Vesting of restricted common stock	1	—	—	—	—	—
Exercise of options to purchase common stock	1	—	39	—	—	39
Issuance of common stock under employee stock purchase plan	1	—	16	—	—	16
Stock-based compensation	—	—	325	—	—	325
Other comprehensive income, net of tax	—	—	—	134	—	134
Net loss	—	—	—	—	(2,441)	(2,441)
Balance at September 30, 2024	385	$—	$751	$11	$11,165	$11,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(1,996)	$(2,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	370	325
Depreciation and amortization	148	129
Amortization/accretion of investments	(54)	(76)
Loss on equity investments, net	5	43
Other non-cash items	50	6
Changes in assets and liabilities:
Accounts receivable, net	(703)	(672)
Prepaid expenses and other assets	(84)	(147)
Inventory	(213)	(208)
Right-of-use assets, operating leases	28	(63)
Accounts payable	(114)	(103)
Accrued liabilities	(196)	(415)
Deferred revenue	108	(177)
Operating lease liabilities	(15)	33
Other liabilities	(137)	(63)
Net cash used in operating activities	(2,803)	(3,829)
Investing activities
Purchases of marketable securities	(4,221)	(4,641)
Proceeds from maturities of marketable securities	4,634	4,648
Proceeds from sales of marketable securities	1,744	3,010
Purchases of property, plant and equipment	(153)	(529)
Purchase of intangible asset	(10)	—
Net cash provided by investing activities	1,994	2,488
Financing activities
Proceeds from issuance of common stock through equity plans	19	55
Tax payments related to net share settlements on equity awards	(1)	—
Changes in financing lease liabilities	(6)	4
Net cash provided by financing activities	12	59
Effect of changes in exchange rates on cash and cash equivalents	2	1
Net decrease in cash, cash equivalents and restricted cash	(795)	(1,281)
Cash, cash equivalents and restricted cash, beginning of year	1,929	2,928
Cash, cash equivalents and restricted cash, end of period	$1,134	$1,647
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$42	$78
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$75

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We currently have three commercial products—Spikevax®, our original COVID vaccine, mRESVIA®, our vaccine against respiratory syncytial virus (RSV), and mNEXSPIKE®, our new COVID vaccine. Additionally, we have a diverse and extensive development pipeline of 30 development candidates across our 40 development programs, of which 37 are in clinical studies currently.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Except for (1) the revision to the estimated useful lives of certain manufacturing equipment (refer to "Use of Estimates" below), and (2) updates to our approach for estimating the expected term of stock options and the removal of peer company data in determining expected volatility for stock-based compensation (refer to Note 12), the significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those described in our 2024 Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID and RSV vaccines, with higher sales expected during the fall and winter seasons.

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

Effective January 1, 2025, we revised the estimated useful life of certain manufacturing equipment from five years to a range of five to twelve years. This change followed an assessment completed in connection with the expansion of our internal manufacturing capabilities and reflects the expected economic utility of the equipment. The change was accounted for prospectively, with carrying values depreciated over their revised remaining useful lives. As a result, depreciation expense and net loss for the three and nine months ended September 30, 2025 decreased by an immaterial amount.

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

The components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 were as follows (in millions):

	Unrealized Gains on Available-for-Sale Debt Securities	Pension and Postretirement Obligation Adjustments	Gains (Losses) on Foreign Currency Translation	Total
Accumulated other comprehensive loss, balance at December 31, 2024	$10	$(12)	$(8)	$(10)
Other comprehensive income	15	2	3	20
Accumulated other comprehensive income, balance at March 31, 2025	25	(10)	(5)	10
Other comprehensive income	5	(1)	9	13
Accumulated other comprehensive income, balance at June 30, 2025	30	(11)	4	23
Other comprehensive income	5	2	(3)	4
Accumulated other comprehensive income, balance at September 30, 2025	$35	$(9)	$1	$27

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 30,
	2025	2024
Cash and cash equivalents	$1,132	$1,644
Restricted cash(1)	1	—
Restricted cash, non-current(2)	1	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,134	$1,647
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted amendments to the accounting for and disclosure of software costs under ASC 350-40. The amendments modernize the guidance to reflect current software development practices, including nonlinear development approaches, and remove references to “development stages.” Under the ASU, the following two criteria must be met for entities to begin capitalizing software costs: (1) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU clarifies that this threshold would not be met when there is “significant uncertainty associated with the development activities of the software (referred to as ‘significant development uncertainty’).” The new standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those fiscal years. Early adoption is permitted, and entities may apply the amendments prospectively, retrospectively, or using a modified prospective transition approach. We are currently evaluating the impact that this new accounting standard will have on our consolidated financial statements and disclosures.

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$782	$1,215	$901	$1,477
Europe	16	281	16	281
Rest of world	175	324	255	413
Total	$973	$1,820	$1,172	$2,171

Net product sales by product type were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
COVID(1)	$971	$1,810	$1,168	$2,161
RSV	2	10	4	10
Total	$973	$1,820	$1,172	$2,171
_______
(1)Includes sales of Spikevax and mNEXSPIKE.

As of September 30, 2025, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for RSV disease. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. We launched commercial sales of mNEXSPIKE in the third quarter of 2025.

We sell our COVID vaccines, Spikevax and mNEXSPIKE, to the commercial market as well as to foreign governments and international organizations. We launched commercial sales of our RSV vaccine, mRESVIA, in the third quarter of 2024. In the U.S., our COVID and RSV vaccines are sold to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross product sales	$1,971	$2,964	$2,251	$3,377
Product sales provision:
Wholesaler chargebacks, discounts and fees	(762)	(1,053)	(846)	(1,053)
Returns, rebates and other fees	(236)	(91)	(233)	(153)
Total product sales provision	$(998)	$(1,144)	$(1,079)	$(1,206)
Net product sales	$973	$1,820	$1,172	$2,171

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the nine months ended September 30, 2025 (in millions):

Returns and other fees
Balance at December 31, 2024	$(370)
Provision related to sales made in current period	(199)
Provision related to sales made in prior periods	(34)
Payments and returns related to sales made in current period	14
Payments and returns related to sales made in prior year	163
Balance at September 30, 2025	$(426)

Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of September 30, 2025 and December 31, 2024, we had deferred revenue of $144 million and $188 million, respectively, related to product sales. We expect $79 million of our deferred revenue related to product sales as of September 30, 2025 to be realized in less than one year. Timing of product delivery and manufacturing, and receipt of marketing approval for our seasonal vaccines will determine the period in which product sales are recognized.

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$14	$7	$20	$27
Collaboration revenue (Note 5)	7	28	12	35
Licensing and royalty revenue	2	7	13	37
Other revenue	20	—	49	—
Total other revenue	$43	$42	$94	$99

Grant Revenue

In April 2020, we entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), a division of the Administration for Strategic Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS), for an award of up to $483 million to accelerate development of our original COVID vaccine, mRNA-1273. The agreement has been subsequently amended to provide for additional commitments to support various late-stage clinical development efforts of our original COVID vaccine, including a 30,000 participant Phase 3 study, pediatric clinical trials, adolescent clinical trials and pharmacovigilance studies. The maximum award from BARDA, inclusive of all amendments, was approximately $1.8 billion. All contract options have been exercised. The BARDA contract concluded on June 15, 2025, upon completion of all contractual deliverables. We accrued and recognized revenue through that date for eligible costs incurred in accordance with the agreement. As of September 30, 2025, the remaining available funding, net of revenue earned, was approximately $62 million. While this funding remains available, we do not expect to recognize material additional revenue, as the contract has concluded and all obligations have been fulfilled. Final billing and closeout activities are ongoing and may result in immaterial adjustments to the recognized revenue amount.

In June 2024, we were awarded up to $176 million through the Rapid Response Partnership Vehicle (RRPV), funded by BARDA, to accelerate the development of mRNA-based pandemic influenza vaccines. The project award was intended to support the late-stage development of an mRNA-based vaccine to enable the licensure of a pre-pandemic vaccine against the H5 influenza virus. This subtype of the influenza virus causes a highly infectious and severe disease in birds known as avian influenza and poses a risk of spillover into the human population. The agreement also included additional options to prepare for and accelerate responses to future public health threats. In January 2025, we were awarded up to $590 million through the RRPV, funded by BARDA, to support the continued late-stage development and licensure of mRNA-based pre-pandemic influenza vaccines, including expanded clinical studies for up to five additional subtypes of pandemic influenza. This funding built on the scope of the June 2024 funding related to the H5 influenza virus and expanded the program to cover additional influenza subtypes. In May 2025, we received notice from HHS that the award for late-stage development and the right to purchase pre-pandemic influenza vaccines would be terminated. Revenue recognized related to this agreement was immaterial as of September 30, 2025.

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

In September 2022, Merck exercised its option for INT, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of INT, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the three and nine months ended September 30, 2025, we recognized expenses, net of Merck's reimbursements, of $101 million and $304 million, respectively, related to the INT collaboration under the Merck Participation Term. For the three and nine months ended September 30, 2024 these expenses were $109 million and $280 million, respectively.

Additionally, for the three and nine months ended September 30, 2025, the net cost recovery for capital expenditures was $1 million and $19 million, respectively. For the three and nine months ended September 30, 2024, this amount was $25 million and $82 million, respectively. These amounts were applied to reduce the capitalized cost of the assets.

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

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. For the three and nine months ended September 30, 2025, we recorded research and development expense reductions of $25 million and $274 million, respectively. For the three and nine months ended September 30, 2024, we recorded research and development expense reductions of $30 million and $35 million, respectively.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,132	$—	$—	$1,132	$1,132	$—	$—
Available-for-sale:
Certificates of deposit	103	—	—	103	—	103	—
U.S. treasury bills	670	—	—	670	—	670	—
U.S. treasury notes	2,374	5	(4)	2,375	—	1,397	978
Corporate debt securities	2,333	5	(1)	2,337	—	1,172	1,165
Government debt securities	30	—	—	30	—	30	—
Total	$6,642	$10	$(5)	$6,647	$1,132	$3,372	$2,143

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,927	$—	$—	$1,927	$1,927	$—	$—
Available-for-sale:
Certificates of deposit	52	—	—	52	—	52	—
U.S. treasury bills	786	—	—	786	—	786	—
U.S. treasury notes	3,048	3	(15)	3,036	—	1,958	1,078
Corporate debt securities	3,590	3	(13)	3,580	—	2,172	1,408
Government debt securities	138	—	—	138	—	130	8
Total	$9,541	$6	$(28)	$9,519	$1,927	$5,098	$2,494

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,370	$3,372
Due after one year through five years	2,140	2,143
Total	$5,510	$5,515

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,106	$5,098
Due after one year through five years	2,508	2,494
Total	$7,614	$7,592

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and nine months ended September 30, 2025 and 2024. We did not record any credit-related allowance for available-for-sale securities as of September 30, 2025 and December 31, 2024.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of September 30, 2025 and December 31, 2024 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2025:
U.S. treasury bills	$—	$249	$—	$—	$—	$249
U.S. treasury notes	—	198	(4)	361	(4)	559
Corporate debt securities	—	422	(1)	130	(1)	552
Government debt securities	—	—	—	8	—	8
Total	$—	$869	$(5)	$499	$(5)	$1,368

As of December 31, 2024:
U.S. treasury bills	$—	$101	$—	$—	$—	$101
U.S. treasury notes	(2)	729	(13)	960	(15)	1,689
Corporate debt securities	(4)	843	(9)	1,646	(13)	2,489
Government debt securities	—	—	—	37	—	37
Total	$(6)	$1,673	$(22)	$2,643	$(28)	$4,316

As of September 30, 2025 and December 31, 2024, we held 103 and 252 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions):

	Fair value at September 30, 2025	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$473	$473	$—
Certificates of deposit	103	—	103
U.S. treasury bills	1,020	—	1,020
U.S. treasury notes	2,375	—	2,375
Corporate debt securities	2,525	—	2,525
Government debt securities	30	—	30
Equity investments(1)	9	9	—
Derivative instruments	2	—	2
Total	$6,537	$482	$6,055
Liabilities:
Derivative instruments	$1	$—	$1

	Fair value at December 31, 2024	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,195	$1,195	$—
Certificates of deposit	52	—	52
U.S. treasury bills	1,016	—	1,016
U.S. treasury notes	3,036	—	3,036
Corporate debt securities	3,763	—	3,763
Government debt securities	138	—	138
Equity Investments(1)	14	14	—
Derivative instruments	10	—	10
Total	$9,224	$1,209	$8,015
Liabilities:
Derivative instruments	$2	$—	$2
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other income (expense), net, in our condensed consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three and nine months ended September 30, 2025, we recognized a net gain of $3 million and a net loss of $5 million, respectively, on equity investments from changes in fair value of the securities. For the three and nine months ended September 30, 2024, we recognized net losses of $8 million and $43 million, respectively, on equity investments from changes in fair value of the securities.

7. Inventory

Inventory as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Raw materials	$85	$63
Work in progress	119	26
Finished goods	128	28
Total inventory	$332	$117

Inventory, non-current(1)	$115	$150
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, inventory write-downs were $67 million and $147 million, respectively. For the three and nine months ended September 30, 2024, inventory write-downs were $214 million and $302 million, respectively. For the three and nine months ended September 30, 2025, losses on firm purchase commitments were $7 million and $24 million, respectively. For both the three and nine months ended September 30, 2024, losses on firm purchase commitments were $21 million. Inventory write-downs were mainly related to inventory in excess of expected demand and shelf-life expiration. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials. As of September 30, 2025 and December 31, 2024, the accrued liability for losses on firm future purchase commitments in our condensed consolidated balance sheets was $12 million and $60 million, respectively.

In May 2025, the FDA approved mNEXSPIKE, our new COVID vaccine, and we began to capitalize mNEXSPIKE inventory. As of September 30, 2025 and December 31, 2024, we had inventory on hand of $447 million and $267 million, respectively, inclusive of inventory for our COVID and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of Spikevax, our original COVID vaccine, is nine to twelve months. mNEXSPIKE has a shelf life of twelve months. The shelf life of mRESVIA, our RSV vaccine, is eighteen months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Land and land improvements	$78	$59
Building and building improvements	1,160	743
Manufacturing and laboratory equipment	493	344
Leasehold improvements	359	207
Furniture, fixtures and other	37	31
Computer equipment and software	188	150
Construction in progress	350	1,057
Right-of-use assets, financing (Note 10)	132	132
Total	2,797	2,723
Less: Accumulated depreciation	(671)	(527)
Property, plant and equipment, net	$2,126	$2,196

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2025 was $51 million and $145 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2024 was $51 million and $126 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Accounts receivable	$2,024	$698
Less: Wholesalers chargebacks, discounts and fees	(975)	(340)
Less: Allowance for doubtful accounts	(3)	—
Accounts receivable, net	$1,046	$358

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Research and development funding receivable (Note 5)	$195	$—
Prepaid services	194	173
Down payments and prepayments related to manufacturing and materials	77	106
Income tax receivable	69	72
Prepaid income tax	41	28
Interest receivable	40	59
Value added tax receivable	35	45
Collaboration receivable	9	58
Grant receivable	—	20
Other current assets	56	38
Prepaid expenses and other current assets	$716	$599

Other Non-Current Assets

Other non-current assets, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Inventory, non-current(1)	$115	$150
Down payments and prepayments, non-current	105	139
Income tax receivable, non-current	99	97
Deferred tax assets	81	81
Goodwill	52	52
Finite-lived intangible assets	47	40
Equity investments	9	14
Other	22	21
Other non-current assets	$530	$594
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.

Accrued Liabilities

Accrued liabilities, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Provisions related to product sales (Note 3)	$426	$370
Compensation-related	310	312
Manufacturing	113	109
Development operations	94	120
Other external goods and services	53	131
Raw materials	46	41
Royalties	42	46
Property, plant and equipment	31	99
Clinical trials	30	94
Commercial	21	45
Loss on future firm purchase commitments(1)	12	60
Accrued liabilities	$1,178	$1,427
______
(1)Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Lease liabilities - financing (Note 10)	31	23
Lease liabilities - operating (Note 10)	17	14
Estimated reimbursements to wholesalers and distributors	$—	$103
Research and development funding liability (Note 5)	—	58
Other	25	23
Other current liabilities	$73	$221

Other Non-Current Liabilities

Other non-current liabilities, as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Tax liabilities	$239	$231
Other	42	36
Other non-current liabilities	$281	$267

Deferred Revenue

The following table summarizes the activities in deferred revenue for the nine months ended September 30, 2025 (in millions):

	December 31, 2024	Additions	Deductions	September 30, 2025
Net product sales	$188	$84	$(128)	$144
Other revenue	23	210	(57)	176
Total deferred revenue	$211	$294	$(185)	$320

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

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30,	December 31,
	2025	2024
Assets:
Right-of-use assets, operating, net(1) (2)	$738	$759
Right-of-use assets, financing, net(3) (4)	47	65
Total	$785	$824

Liabilities:
Current:
Operating lease liabilities(5)	$17	$14
Financing lease liabilities(5)	31	23
Total current lease liabilities	48	37
Non-current:
Operating lease liabilities, non-current	660	671
Financing lease liabilities, non-current	26	39
Total non-current lease liabilities	686	710
Total	$734	$747
_______
(1)These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are related to contract manufacturing service agreements.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of September 30, 2025, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases
2025	(remainder of the year)	$12	$14
2026		73	26
2027		78	20
2028		81	—
2029		82	—
Thereafter		760	—
Total minimum lease payments		1,086	60
Less amounts representing interest or imputed interest		(409)	(3)
Present value of lease liabilities		$677	$57

11. Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and claims. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of September 30, 2025, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

The following summarizes our significant legal proceedings and matters outstanding as of September 30, 2025.

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

Through the three and nine months ended September 30, 2025 and the year ended December 31, 2024, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Purchase Commitments and Purchase Orders

We enter into agreements in the normal course of business with vendors and contract manufacturing organizations for raw materials and manufacturing services and with vendors for preclinical research studies, clinical trials and other goods or services. As of September 30, 2025, we had $522 million of non-cancelable purchase commitments related to raw materials and manufacturing agreements, which are expected to be paid through 2029. As of September 30, 2025, we had $1.2 billion of non-cancelable purchase commitments related to research and development and other goods and services which are expected to be paid through 2032. These amounts represent our minimum contractual obligations, including termination fees.

In addition to purchase commitments, we have agreements with third parties for various goods and services, including services related to clinical operations and support and contract manufacturing, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. As of September 30, 2025, we had cancelable open purchase orders of $1.8 billion in total under such agreements for our significant clinical operations and support and contract manufacturing. These amounts represent only our estimate of those items for which we had a contractual commitment to pay as of September 30, 2025, assuming we would not cancel these agreements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

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

For the three and nine months ended September 30, 2025, we recognized $43 million and $54 million, respectively, of royalty expenses associated with our product sales. For the three and nine months ended September 30, 2024, we recognized $92 million and $110 million, respectively, of royalty expenses associated with our product sales. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of September 30, 2025.

12. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	$37	$44	$117	$124
Restricted Stock Units (RSUs)	84	66	240	188
Performance Stock Units (PSUs)	2	2	5	8
Employee Stock Purchase Plan (ESPP)	2	—	8	5
Total	$125	$112	$370	$325

Cost of sales	$7	$6	$21	$19
Research and development	74	69	224	196
Selling, general and administrative	44	37	125	110
Total	$125	$112	$370	$325

As of September 30, 2025, there was $770 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.1 years as of September 30, 2025.

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

Share Repurchase Programs

As of September 30, 2025, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. There were no shares repurchased during the three and nine months ended September 30, 2025 or 2024.

13. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) income before income taxes	$(187)	$21	$(1,969)	$(2,423)
Provision for income taxes	$13	$8	$27	$18
Effective tax rate	(6.9)%	39.2%	(1.4)%	(0.7)%

The effective tax rate for the three and nine months ended September 30, 2025 was higher than the statutory rate, primarily due to our global valuation allowance, which limits our ability to recognize tax benefits from the loss. The higher effective tax rate was also impacted by certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes in other jurisdictions. The effective tax rate for the three and nine months ended September 30, 2025 continue to reflect the maintenance of global valuation allowance. The effective tax rate for the third quarter of 2024 was comparatively higher due to a small amount of pre-tax income in that period, while the rate for the nine-month period in 2024 remained low and consistent with the current year. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 13 to our consolidated financial statements in our 2024 Form 10-K.

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

We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. As of September 30, 2025, we are under audit in various U.S., and foreign jurisdictions; however, no adjustments to our tax positions have been proposed at this time.

14. Loss per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024 were calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(200)	$13	$(1,996)	$(2,441)
Denominator:
Basic weighted-average common shares outstanding	390	385	388	383
Effect of dilutive securities	—	14	—	—
Diluted weighted-average common shares outstanding	390	399	388	383

Basic EPS	$(0.51)	$0.03	$(5.15)	$(6.37)
Diluted EPS	$(0.51)	$0.03	$(5.15)	$(6.37)

Common stock equivalents excluded from the EPS computation above because their inclusion would have been anti-dilutive	45	11	45	33

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We currently have three commercial products—Spikevax®, our original COVID vaccine, mRESVIA®, our vaccine against respiratory syncytial virus (RSV), and mNEXSPIKE®, our new COVID vaccine. Additionally, we have a diverse and extensive development pipeline of 30 development candidates across 40 development programs, of which 37 are in clinical studies currently.

Business Highlights

COVID Vaccines

We have received approval in 40 countries for our 2025-2026 formula for Spikevax. We have also received U.S. Food and Drug Administration (FDA) approval of our 2025-2026 formula for mNEXSPIKE, our new COVID vaccine, in all adults aged 65 and older, as well as individuals aged 12 to 64 years with at least one underlying risk factor. mNEXSPIKE is also approved in Canada and we have filed and are targeting 2026 approvals in Australia, the EU, Japan and Taiwan.

mRESVIA

mRESVIA, our vaccine for the prevention of lower respiratory tract disease (LRTD) caused by RSV, has been approved for adults aged 60 years and older in 40 countries. It is also approved in 31 of those countries for individuals 18 to 59 years of age who are at increased risk for disease.

Moderna's International mRNA Manufacturing Facilities

In the third quarter of 2025, our mRNA manufacturing facilities in Australia and the United Kingdom were licensed and became operational. These facilities were established under long-term strategic agreements with the respective governments to support domestic mRNA manufacturing and pandemic preparedness. The facilities will enable local supply of our mRNA vaccines and provide rapid response capabilities in the event of future public health emergencies.

In September 2025, we delivered the first mRNA vaccines fully manufactured in Canada from our facility in Laval, Quebec, marking a significant milestone in our collaboration with the Government of Canada. The site, which received its Drug Establishment License from Health Canada in 2024, now produces the drug substance for our updated Spikevax targeting the LP.8.1 variant. Fill-and-finish of the vaccine, including the new single-use pre-filled syringes, is completed by Novocol Pharma in Cambridge, Ontario. This milestone demonstrates the execution of our end-to-end manufacturing strategy and our ability to provide timely access to locally manufactured mRNA vaccines through partnership with government and industry.

Net Product Sales and Net Loss Per Share

For the third quarter of 2025, we recognized net product sales of $973 million, compared to $1.8 billion for the third quarter of 2024. Net loss per share was $(0.51) for the third quarter of 2025, compared to net income per share of $0.03 for the third quarter of 2024.

Recent Program Developments

Respiratory Virus Vaccines

•COVID: In September 2025, we announced positive preliminary immunogenicity data from ongoing Phase 4 clinical trials evaluating the 2025-2026 formulas of our COVID vaccines, Spikevax and mNEXSPIKE. The 2025-2026 formula of Spikevax, which targets the LP.8.1 variant of SARS-CoV-2, generated greater than an 8-fold increase in LP.8.1-neutralizing antibodies across individuals 12 through 64 years of age with at least one underlying condition that increases their risk for severe outcomes from COVID, and all adults 65 years of age and older. The 2025–2026 formula of mNEXSPIKE, which also targets the LP.8.1 variant, generated greater than a 16-fold increase in LP.8.1-neutralizing antibodies across the same age groups. The safety profiles for both vaccines were consistent with previous studies, with no new safety concerns identified.

•Seasonal flu vaccine: In October 2025, we presented Phase 3 efficacy and safety data for our seasonal flu vaccine (mRNA-1010) at IDWeek 2025, and Phase 3 relative vaccine efficacy in a high-risk subset of patients at The European Scientific Working Group on Influenza (ESWI) Conference. We expect to complete submissions for approval of mRNA-1010 in the U.S., Canada, Australia and Europe by January 2026.

•Seasonal flu + COVID vaccine: We presented Phase 3 immunogenicity subanalyses for our flu+COVID combination vaccine (mRNA-1083) for adults aged 50 years and older at the ESWI Conference. We expect to refile with Health Canada in 2025 and are awaiting further guidance from the FDA on refiling. Currently, our mRNA-1083 filing is under review with the European Medicines Agency (EMA).

Latent and Other Virus Vaccines

•Norovirus vaccine: Our ongoing Phase 3 safety and efficacy study of our trivalent vaccine candidate against norovirus (mRNA-1403) has not accrued sufficient cases and will enroll a second Northern Hemisphere season (2025-2026) for additional case accruals. The timing of the Phase 3 readout will continue to be dependent on case accruals.

•Cytomegalovirus (CMV) vaccine: In October 2025, we announced topline results from the Phase 3 pivotal trial evaluating the efficacy of mRNA-1647, our investigational CMV vaccine. The study did not meet its primary efficacy endpoint of preventing CMV infection in seronegative female participants of childbearing age (16 to 40 years of age). We will discontinue our congenital CMV clinical development program. The Phase 3 trial was a randomized, observer-blind, placebo-controlled study. The study included approximately 7,500 women 16 to 40 years of age from approximately 300 sites across 13 countries, representing the largest trial assessing the efficacy of a CMV vaccine to-date. Vaccine efficacy against primary CMV infection in healthy women was well below our target, ranging from 6% to 23%, depending on the case definition used.

We plan to continue to evaluate mRNA-1647 in an ongoing Phase 2 trial of bone marrow transplant patients.

Oncology Therapeutics

•Intismeran autogene (INT): We continue to make progress on advancing mRNA-4157 in the clinic. In collaboration with Merck, the Phase 3 clinical trial for adjuvant melanoma is fully enrolled. Two non-small cell lung cancer (NSCLC) Phase 3 studies for individuals with and without prior neoadjuvant treatment are enrolling. Separate randomized Phase 2 studies for high-risk muscle invasive and high-risk non-muscle invasive bladder cancer are enrolling, a Phase 2 study of first-line treatment for patients with metastatic melanoma is also enrolling, and a randomized Phase 2 study for adjuvant renal cell carcinoma is fully enrolled. Further, we and Merck have launched a new Phase 2 study of first-line treatment for patients with metastatic squamous NSCLC.

•Checkpoint adaptive immune modulation therapy (AIM-T). The Phase 1/2 study of mRNA-4359, our investigational mRNA-based therapy designed to elicit T-cell immune responses against tumor and immunosuppressive cells, is ongoing. Phase 1b data for mRNA-4359 was recently presented at the 2025 European Society for Medical Oncology (ESMO) Congress. The Phase 2 portion of the study, which includes cohorts in first-line metastatic melanoma and first-line metastatic NSCLC, is enrolling patients.

Rare Diseases

•Propionic acidemia (PA) therapeutic: We recently presented final results from the Part 1 dose-escalation cohorts of our ongoing Phase 1/2 study and cumulative data from ongoing participants in the extension study of our investigational therapeutic for PA (mRNA-3927) at the International Congress of Inborn Errors of Metabolism (ICIEM) 2025. In the study, which is designed to evaluate safety and pharmacology in trial participants with PA, mRNA-3927 has been generally well-tolerated to date with no events meeting protocol-defined dose-limiting toxicity criteria. Previously presented results suggest potential decreases in annualized metabolic decompensation event (MDE) frequency compared to pre-treatment, and the majority of patients have elected to continue on the open label extension study. mRNA-3927 is in a registrational study and target enrollment has been reached.

•Methylmalonic acidemia (MMA) therapeutic: We recently shared interim data from the Phase 1/2 study of our investigational therapeutic for MMA (mRNA-3705) at ICIEM 2025. mRNA-3705 has been selected by the FDA for the Support for Clinical Trials Advancing Rare Disease Therapeutics (START) pilot program. We and the FDA have agreed on the pivotal study design. We expect to start a registrational study in 2026.

•Glycogen storage disease type 1a (GSD1a): In October 2025, we decided to discontinue our Phase 1 study of mRNA-3745, our rare disease therapeutic targeting GSD1a, in order to evaluate how advancements in our mRNA platform technology can best be applied to this program.

Our Pipeline

The following chart shows our current pipeline of 40 development programs across our several modalities.

## Respiratory virus vaccines

| Category | Program | Product | Stage |
|---|---|---|---|
| Adults | COVID-19 vaccine | Spikevax® | Commercial |
| Adults | COVID-19 vaccine | mNEXSPIKE® | Commercial |
| Adults | Flu vaccine | mRNA-1010 | Ph 3 |
| Adults | RSV vaccine | mRESVIA® | Commercial |
| Adults | Flu + COVID vaccine | mRNA-1083 | Ph 3 |
| Adults | Pandemic Flu vaccine | mRNA-1018 | Ph 2 |
| Adults | RSV + hMPV vaccine | mRNA-1365 | Ph 1 |
| Adolescents & Pediatrics | COVID-19 vaccine | Spikevax® | Commercial |
| Adolescents & Pediatrics | RSV vaccine | mRNA-1345 | Ph 2 |

## Latent + other vaccines

| Category | Program | Product | Stage |
|---|---|---|---|
| Latent viruses | **CMV vaccine** for transplant recipients | mRNA-1647 | Ph 2 |
| Latent viruses | **EBV vaccine** to prevent infectious mononucleosis | mRNA-1189 | Ph 2 |
| Latent viruses | **EBV vaccine** to prevent long term EBV sequelae | mRNA-1195 | Ph 2 |
| Latent viruses | HSV vaccine | mRNA-1608 | Ph 2 |
| Latent viruses | VZV vaccine | mRNA-1468 | Ph 2 |
| Latent viruses | HIV vaccine | mRNA-1644 | Ph 1 |
| Enteric viruses | Norovirus vaccines | mRNA-1403 | Ph 3 |
| Enteric viruses | Norovirus vaccines | mRNA-1405 | Ph 2 |
| Bacterial vaccines | Lyme disease vaccines | mRNA-1975 | Ph 2 |
| Bacterial vaccines | Lyme disease vaccines | mRNA-1982 | Ph 2 |
| Public health | Nipah vaccine | mRNA-1215 | Ph 1 |
| Public health | Mpox vaccine | mRNA-1769 | Ph 1 |

## Oncology therapeutics

| Category | Program | Product | Stage |
|---|---|---|---|
| Intismeran autogene (Partnered with Merck) | Adjuvant melanoma | mRNA-4157 | Ph 3 |
| Intismeran autogene (Partnered with Merck) | Adjuvant NSCLC | mRNA-4157 | Ph 3 |
| Intismeran autogene (Partnered with Merck) | Adjuvant NSCLC non-pCR post neoadjuvant | mRNA-4157 | Ph 3 |
| Intismeran autogene (Partnered with Merck) | Renal cell carcinoma (RCC) | mRNA-4157 | Ph 2 |
| Intismeran autogene (Partnered with Merck) | Bladder cancer (HR MIUC) | mRNA-4157 | Ph 2 |
| Intismeran autogene (Partnered with Merck) | Bladder cancer (HR NMIBC) | mRNA-4157 | Ph 2 |
| Intismeran autogene (Partnered with Merck) | Metastatic melanoma | mRNA-4157 | Ph 2 |
| Intismeran autogene (Partnered with Merck) | First-line metastatic squamous NSCLC | mRNA-4157 | Ph 2 |
| Intismeran autogene (Partnered with Merck) | Early and advanced solid tumors | mRNA-4157 | Ph 1 |
| Cancer antigen therapies | Advanced solid tumors | mRNA-4359 | Ph 2 |
| Cancer antigen therapies | Solid tumors | mRNA-4106 | Ph 1 |
| T-cell engagers | Multiple myeloma | mRNA-2808 | Ph 1 |
| Cell therapy enhancers | **Solid tumors** (Partnered with Immatics) | mRNA-4203 + anzu-cel (IMA-203) | Preclinical |

## Rare disease therapeutics

| Category | Program | Product | Stage |
|---|---|---|---|
| Rare disease intercellular therapeutics | Propionic acidemia | mRNA-3927 | Ph 2 |
| Rare disease intercellular therapeutics | Methylmalonic acidemia | mRNA-3705 | Ph 2 |
| Rare disease intercellular therapeutics | Glycogen Storage Disease Type 1a | mRNA-3745 | Ph 1 |
| Rare disease intercellular therapeutics | Ornithine transcarbamylase deficiency | mRNA-3139 | Preclinical |
| Rare disease intercellular therapeutics | Crigler-Najjar Syndrome Type 1 (CN-1) | mRNA-3351 | Preclinical |
| Rare disease intercellular therapeutics | **Cystic fibrosis** (partnered with Vertex) | mRNA-3692 | Ph 1 |

Abbreviations: CMV, cytomegalovirus; EBV, Epstein-Barr virus; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; HR MIUC, high-risk muscle-invasive urothelial carcinoma; HR MIBC, high-risk muscle invasive bladder cancer; HR NMIBC, high-risk non-muscle invasive bladder cancer; HSV, herpes simplex virus; IM, infectious mononucleosis; NSCLC, non-small cell lung cancer; pCR, pathological complete response; RCC, renal cell carcinoma; RSV, respiratory syncytial virus; VZV, varicella-zoster virus.

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	$	%
Revenue:
Net product sales	$973	$1,820	$(847)	(47)%
Other revenue	43	42	1	2%
Total revenue	1,016	1,862	(846)	(45)%
Operating expenses:
Cost of sales	207	514	(307)	(60)%
Research and development	801	1,137	(336)	(30)%
Selling, general and administrative	268	281	(13)	(5)%
Total operating expenses	1,276	1,932	(656)	(34)%
Loss from operations	(260)	(70)	(190)	271%
Interest income	73	103	(30)	(29)%
Other income (expense), net	—	(12)	12	(100)%
(Loss) income before income taxes	(187)	21	(208)	(990)%
Provision for income taxes	13	8	5	63%
Net (loss) income	$(200)	$13	$(213)	(1,638)%

	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	$	%
Revenue:
Net product sales	$1,172	$2,171	$(999)	(46)%
Other revenue	94	99	(5)	(5)%
Total revenue	1,266	2,270	(1,004)	(44)%
Operating expenses:
Cost of sales	416	725	(309)	(43)%
Research and development	2,357	3,421	(1,064)	(31)%
Selling, general and administrative	710	823	(113)	(14)%
Total operating expenses	3,483	4,969	(1,486)	(30)%
Loss from operations	(2,217)	(2,699)	482	(18)%
Interest income	244	334	(90)	(27)%
Other income (expense), net	4	(58)	62	(107)%
Loss before income taxes	(1,969)	(2,423)	454	(19)%
Provision for income taxes	27	18	9	50%
Net loss	$(1,996)	$(2,441)	$445	(18)%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$782	$1,215	$901	$1,477
Europe	16	281	16	281
Rest of world	175	324	255	413
Total	$973	$1,820	$1,172	$2,171

Net product sales by product were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
COVID	$971	$1,810	$1,168	$2,161
RSV	2	10	4	10
Total	$973	$1,820	$1,172	$2,171

As of September 30, 2025, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for RSV disease. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. We launched commercial sales of mNEXSPIKE in the third quarter of 2025.

We sell our COVID vaccines, Spikevax and mNEXSPIKE, to the commercial market as well as to foreign governments and international organizations. We launched commercial sales of our RSV vaccine, mRESVIA, in the third quarter of 2024. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross product sales	$1,971	$2,964	$2,251	$3,377
Product sales provision:
Wholesaler chargebacks, discounts and fees	(762)	(1,053)	(846)	(1,053)
Returns, rebates and other fees	(236)	(91)	(233)	(153)
Total product sales provision	$(998)	$(1,144)	$(1,079)	$(1,206)
Net product sales	$973	$1,820	$1,172	$2,171

Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of September 30, 2025, we had deferred revenue of $144 million related to product sales, of which $79 million is expected to be realized in less than one year.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, licensing and royalty revenue, and other miscellaneous revenue.

For the three and nine months ended September 30, 2025, total revenue decreased by $846 million, or 45%, and $1.0 billion, or 44%, respectively, compared to the same periods in 2024, driven by a decline in net product sales. Net product sales decreased by $847 million, or 47%, for the three-month period and $999 million, or 46%, for the nine-month period, primarily due to lower COVID vaccine sales in both the U.S. and international markets. The decrease was more pronounced in the U.S., reflecting lower overall COVID vaccination rates compared to the prior year, and the absence of an approximately $140 million positive adjustment related to sales provision estimates that was recorded in the third quarter of 2024. Outside the U.S., net product sales also declined, mainly due to the completion of certain advance purchase agreements with government customers and the timing of deliveries between the third and fourth quarters of 2025. Other revenue was relatively flat compared to the prior year for both periods, as lower royalty and collaboration revenue were largely offset by higher revenue related to our stand-ready obligation to maintain manufacturing readiness.

We expect demand for our COVID and RSV vaccines to follow a seasonal pattern aligned with fall and winter vaccination campaigns in both hemispheres. As COVID has transitioned to a seasonal respiratory vaccine, we anticipate a decline in net product sales for the full year 2025 compared to 2024, primarily due to lower expected vaccination rates and a more competitive commercial market environment. Although we commenced sales of our RSV vaccine in the third quarter of 2024, product sales from our RSV vaccine are not expected to present a significant portion of total product sales in 2025.

Operating expenses

Cost of sales

Cost of sales for the three months ended September 30, 2025 was $207 million, which included third-party royalties of $43 million, and inventory write-downs of $67 million. Cost of sales for the nine months ended September 30, 2025 was $416 million, which included third-party royalties of $54 million, inventory write-downs of $147 million, primarily related to our finished and semi-finished COVID vaccine inventory and certain raw materials, unutilized manufacturing capacity and wind-down costs of $50 million, and losses on firm purchase commitments of $24 million. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges. These charges in 2025, other than royalties, were largely driven by proactive production decisions to maintain supply flexibility and commitments related to manufacturing capacity.

Cost of sales for the three and nine months ended September 30, 2025 decreased by $307 million and $309 million, or 60% and 43%, respectively, compared to the same periods in 2024. Cost of sales as a percentage of net product sales was 21% and 35% for the three and nine months ended September 30, 2025, respectively, compared to 28% and 33% for the corresponding periods in 2024. The decrease for the three-month period was primarily driven by lower inventory write-downs and reduced unutilized manufacturing capacity, while the increase for the nine-month period reflected the impact of lower net product sales.

We expect full year 2025 cost of sales to be lower compared to 2024, primarily driven by a reduction in period charges, particularly lower wind-down costs related to contract manufacturing organization contracts and inventory write-downs, along with lower anticipated sales volume. We expect this decrease will be partially offset by costs associated with internal manufacturing sites commencing operations in 2025. However, cost of sales as a percentage of net product sales is expected to vary widely due to continued uncertainty around demand and increased market competition. This variability is primarily driven by the fixed nature of a significant portion of our manufacturing costs, which cannot be quickly adjusted in response to changes in sales volume. As part of our long-term strategy, we continue to invest in internal manufacturing capabilities to improve cost control and support potential future product launches.

Research and development expenses

Research and development expenses decreased by $336 million, or 30%, for the three months ended September 30, 2025, compared to the same period in 2024. Clinical trial expenses declined by $117 million, driven by lower activity in the RSV, COVID, and seasonal flu programs as a result of trial wind-downs and higher research and development funding from Blackstone for the seasonal flu program, partially offset by increased investment in our norovirus program. Clinical manufacturing costs decreased by $44 million, reflecting lower production-related spending due to reduced activity levels. Preclinical research expenses decreased by $22 million due to investment reprioritization, and consulting and outside service costs declined by $17 million, consistent with the lower level of clinical and manufacturing activities. The prior-year period also included an expense related to the purchase of a priority review voucher.

For the nine months ended September 30, 2025, research and development expenses decreased by $1.1 billion, or 31%, compared to the same period in 2024. Clinical trial spending declined by $403 million, primarily due to reduced activity in the RSV, COVID, and flu+COVID combination vaccine programs, consistent with trial wind-downs and the timing of trial activities, partially offset by increased investment in our norovirus program. Clinical manufacturing costs were $196 million lower, driven by reduced production-related spending due to reduced activity levels. Additionally, both clinical trial and clinical manufacturing expenses included a $62 million benefit from the Blackstone research and development funding related to the seasonal flu program in the second quarter of 2025, reflecting revisions to prior period estimates. Consulting and outside service costs declined by $110 million, and preclinical research expenses decreased by $96 million, both driven by reduced program activities and investment reprioritization. Separately, the prior-year period included an expense related to the purchase of two priority review vouchers.

We continue to anticipate a reduction in research and development expenses in 2025 compared to 2024, driven by disciplined cost management, portfolio prioritization, and a focused approach to pipeline execution. While we remain committed to advancing our pipeline and late-stage programs, including our intismeran autogene, norovirus, seasonal flu and combination vaccine programs, we are also implementing operational efficiencies across the organization, including meaningful resourcing adjustments to align with the current stage of our pipeline and to support long-term sustainability.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $13 million, or 5%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease primarily reflected reductions in consulting and outside services across multiple functions, as well as digital and facility-related costs.

For the nine months ended September 30, 2025, selling, general and administrative expenses decreased by $113 million, or 14%, compared to the same period in 2024. The decrease was mainly driven by a $42 million broad-based reduction in consulting and outside services, lower digital and facility-related costs of $21 million, a $21 million decrease in legal expenses, and a $20 million decrease in personnel-related expenses due to lower headcount. The decreases in both periods largely reflects continued cost discipline and ongoing efforts to streamline operations.

We continue to anticipate a reduction in selling, general and administrative expenses in 2025 compared to 2024. This reflects our ongoing commitment to operating efficiency as we expand our global commercial, regulatory, sales and marketing infrastructure, while continuing to invest in digital capabilities and leverage artificial intelligence technologies. In parallel, we are making organizational refinements to better align resources with the evolving needs of the business and support long-term scalability.

Interest income

For the three months ended September 30, 2025, interest income decreased by $30 million, or 29%, compared to the same period in 2024. For the nine months ended September 30, 2025, interest income decreased by $90 million, or 27%, compared to the same period in 2024. The decreases were primarily due to lower average investment balances.

Other income (expense), net

The following tables summarize other income (expense), net for the periods presented (in millions):

	Three Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	$	%
Gain (loss) on investments	$4	$(9)	$13	144%
Interest expense	—	(6)	6	(100)%
Other (expense) income, net	(4)	3	(7)	(233)%
Total other income (expense), net	$—	$(12)	$12	100%

	Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024	$	%
Loss on investments	$(3)	$(47)	$44	(94)%
Interest expense	(2)	(18)	16	(89)%
Other income, net	9	7	2	29%
Total other income (expense), net	$4	$(58)	$62	107%

For the three and nine months ended September 30, 2025, total other income, net, was immaterial and $4 million, respectively, compared to total other expense, net, of $12 million and $58 million for the same periods in 2024. The improvement was largely driven by lower equity investment losses and a reduction in interest expense. Interest expense is primarily related to our finance leases related to our Moderna Technology Center prior to its acquisition in December 2024, and certain contract manufacturing service agreements. Please refer to Note 10 to our condensed consolidated financial statements for additional information.

Income taxes

Provision for income taxes for the three and nine months ended September 30, 2025, remained immaterial and consistent with the same periods in 2024. The effective tax rates for both periods in 2025 continue to reflect the maintenance of our global valuation allowance, which limits our ability to recognize tax benefits from the losses. Please refer to Note 13 to our condensed consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of September 30, 2025 and December 31, 2024 (in millions):

	September 30,	December 31,
	2025	2024
Financial assets:
Cash and cash equivalents	$1,132	$1,927
Investments	3,372	5,098
Investments, non-current	2,143	2,494
Total	$6,647	$9,519

Working capital:
Current assets	$6,598	$8,099
Current liabilities	1,681	2,206
Total	$4,917	$5,893

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of September 30, 2025 decreased by $2.9 billion, or 30%, compared to December 31, 2024. The decrease in cash, cash equivalents and investments was primarily due to a net cash outflow from operating activities of $2.8 billion and purchases of property and equipment of $153 million during the nine months ended September 30, 2025.

Working capital, defined as current assets less current liabilities, decreased by $1.0 billion, or 17%, as of September 30, 2025, compared to December 31, 2024. This was primarily driven by a decrease in cash, cash equivalents and current investments of $2.5 billion to fund operations, partially offset by an increase in accounts receivable of $688 million, mainly due to timing of collections, a decrease in accrued liabilities and accounts payable of $387 million, driven by lower spend during the period, and an increase in inventory of $215 million, driven by manufacturing of our COVID vaccines.

As of September 30, 2025, we did not have any off-balance sheet arrangements, other than those obligations and commitments disclosed herein.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(2,803)	$(3,829)
Investing activities	1,994	2,488
Financing activities	12	59

Operating activities

We derive cash flows from operations primarily from cash collected from accounts receivable and customer deposits related to our product sales and other revenue, as well as certain government-sponsored and private organizations, strategic alliances and funding arrangements. Our operating cash flows are significantly affected by our use of cash for operating expenses and working capital to support the business.

We sell our vaccines to the commercial market as well as to foreign governments and international organizations. In the U.S., our vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of September 30, 2025, we had $144 million in deferred revenue related to product sales.

Net cash used in operating activities for the nine months ended September 30, 2025 was $2.8 billion and consisted of net loss of $2.0 billion, non-cash adjustments of $519 million and a net change in assets and liabilities of $1.3 billion. Non-cash items primarily included stock-based compensation of $370 million, and depreciation and amortization of $148 million. The net change in assets and liabilities was mainly due to an increase in accounts receivable of $703 million, driven by timing of collections, a decrease in accrued liabilities and accounts payable of $310 million and other liabilities of $137 million, driven by overall lower spend in the period, and an increase in inventory of $213 million, driven by increased manufacturing of our COVID vaccines, partially offset by an increase in deferred revenue of $108 million due to upfront payments received in excess of revenue recognized.

Net cash used in operating activities decreased by $1.0 billion, or 27%, during the nine months ended September 30, 2025, compared to the same period in 2024, primarily attributable to a decrease in net loss of $445 million, a change in deferred revenue of $285 million driven by collections of upfront payment in excess of revenue recognized, and a change in accrued liabilities and accounts payable of $208 million driven by continued decrease in spend.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for facilities, manufacturing and laboratory equipment, and computer equipment and software, as well as business development activities.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $2.0 billion, driven primarily by proceeds from maturities and sales of marketable securities of $6.4 billion, partially offset by purchases of marketable securities of $4.2 billion, and purchases of property and equipment of $153 million.

Net investing cash flows decreased by $494 million, or 20%, during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in proceeds from maturities and sales of marketable securities of $1.3 billion, partially offset by a decrease in purchases of marketable securities of $420 million, and a decrease in purchases of plant, property and equipment of $376 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $12 million, primarily related to proceeds from issuance of common stock through equity plans.

Net cash provided by financing activities decreased by $47 million, or 80%, during the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to a decrease in proceeds from issuance of common stock through equity plans of $36 million.

Operation and funding requirements

Our principal sources of funding as of September 30, 2025 consisted of cash and cash equivalents, investments, and cash we may generate from operations. From our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. Following authorization of our first commercial product in December 2020, we generated significant net income in both 2022 and 2021. We also incurred a net loss of $2.0 billion for the nine months ended September 30, 2025 and net losses of $3.6 billion and $4.7 billion for the years 2024 and 2023, respectively. We have retained earnings of $8.0 billion as of September 30, 2025.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue advancing research and development for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our intismeran autogene, norovirus, and flu+COVID combination vaccine candidates, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our partners or collaborators. We may also incur additional costs related to postmarketing commitments, though the timing and scope of such commitments remain uncertain. In addition, we have substantial facility, lease and purchase obligations (refer to Note 10 and Note 11 to our condensed consolidated financial statements). We have entered into various collaboration and licensing agreements, as well as a research and development funding arrangement with a third party. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

We believe that our cash, cash equivalents, and investments as of September 30, 2025, together with cash expected to be generated from product sales, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023 and 2024, and this trend has continued into 2025 as the market transitions to a more competitive and commercially driven environment. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2025 compared to those disclosed in our 2024 Form 10-K.

Contractual Obligations

As of September 30, 2025, other than disclosed within Note 10 and Note 11 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and nine months ended September 30, 2025.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proceedings Related to Patents Owned by Alnylam

As more fully described in our 2024 Form 10-K, Alnylam Pharmaceuticals, Inc. (Alnylam) brought two proceedings against Moderna in the U.S. District Court for the District of Delaware asserting that the manufacture and sale of our COVID vaccine infringes certain U.S. patents concerning cationic lipids. The Court entered a Final Judgment of non-infringement of all asserted patents in these lawsuits. In the first case, Alnylam appealed and the Federal Circuit Court of Appeals decided the appeal in our favor on June 4, 2025. Following the Federal Circuit decision, Moderna and Alnylam entered into an agreement on September 15, 2025, to settle all disputes between the parties, including filing a stipulated dismissal of Alnylam’s claims with prejudice. The settlement did not include payments of any kind by Moderna.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended September 30, 2025, there were no shares repurchased. As of September 30, 2025, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2024 Form 10-K.

Item 5. Other Information

During the three months ended September 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company took the following actions regarding trading arrangements with respect to our securities:

Stéphane Bancel, our Chief Executive Officer, has three different stock option awards that will reach their ten-year expiration in 2026, including 688,073 options that will expire on February 23, 2026, 558,394 options that will expire on August 10, 2026, and another 193,321 options that also expire on August 10, 2026 (the Expiring Options). Mr. Bancel intends to contribute all of the after-tax proceeds from the exercise and sale of the Expiring Options to charitable causes. On September 3, 2025, Mr. Bancel adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Bancel 10b5-1 Plan). Between December 17, 2025 and August 10, 2026, the Bancel 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of the Expiring Options, which represent up to 1,439,788 shares of the Company’s common stock. The Bancel 10b5-1 Plan expires on August 10, 2026, or upon the earlier completion of all authorized transactions under the Bancel 10b5-1 Plan.

On September 5, 2025, Abbas Hussain, one of our directors, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Hussain 10b5-1 Plan). Between December 9, 2025 and April 30, 2026, the Hussain 10b5-1 Plan provides for the sale of up to 6,186 shares of the Company’s common stock to satisfy tax obligations in connection with the vesting of equity awards. The Hussain 10b5-1 Plan expires on April 30, 2026, or upon the earlier completion of all authorized transactions under the Hussain 10b5-1 Plan.

On September 9, 2025, Shannon Klinger, our Chief Legal Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Klinger 10b5-1 Plan). Between March 2, 2026 and September 4, 2026, the Klinger 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 20,827 shares of the Company’s common stock. The Klinger 10b5-1 Plan expires on September 4, 2026, or upon the earlier completion of all authorized transactions under the Klinger 10b5-1 Plan.

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
November 6, 2025
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
November 6, 2025
James M. Mock
Chief Financial Officer
(Principal Financial Officer)