Form 10-Q
period 2026-03-31
Moderna, Inc.
filed 2026-05-01
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of April 24, 2026, there were 396,786,259 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains express or implied forward-looking statements. All statements other than those of historical facts contained in this Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our ability to drive use of our commercial products and expectations regarding a return to sales growth in 2026;

•our ability to execute on our prioritized research and development portfolio;

•our ability to deliver cost efficiency across our business;

•our expectations regarding the size and durability of the respiratory vaccine market;

•the availability of mCOMBRIAX across the EU, subject to national regulatory and access procedures;

•our long-term strategic partnerships with government entities;

•anticipated near-term regulatory actions for our product candidates, including potential filings, reviews and approvals;

•anticipated milestones for our pipeline programs, including potential data readouts and other near-term catalysts;

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

•internal and external costs associated with manufacturing our products and the impact on our cost of sales, and our anticipated cost of sales as a percentage of net product sales;

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

•participant enrollment in our clinical trials, including timing;

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

Forward-looking statements often contain words such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our operational or financial performance, and involve risks, uncertainties, and other factors that may cause our actual results to differ materially from any future results expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Form 10-Q and under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results could differ materially from those expressed or implied by the forward-looking statements.

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,908	$2,595
Investments	3,297	3,204
Accounts receivable, net	71	184
Inventory	146	153
Prepaid expenses and other current assets	348	408
Total current assets	5,770	6,544
Investments, non-current	2,251	2,336
Property, plant and equipment, net	2,086	2,134
Right-of-use assets, operating leases	706	719
Other non-current assets	675	605
Total assets	$11,488	$12,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161	$317
Accrued liabilities	1,912	1,386
Deferred revenue	102	99
Other current liabilities	220	185
Total current liabilities	2,395	1,987
Deferred revenue, non-current	154	153
Operating lease liabilities, non-current	645	653
Financing lease liabilities, non-current	13	20
Long-term debt	590	590
Other non-current liabilities	283	285
Total liabilities	4,080	3,688
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of March 31, 2026 and December 31, 2025; 397 and 394 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,503	1,382
Accumulated other comprehensive income	25	45
Retained earnings	5,880	7,223
Total stockholders’ equity	7,408	8,650
Total liabilities and stockholders’ equity	$11,488	$12,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net product sales	$352	$86
Other revenue	37	22
Total revenue	389	108
Operating expenses:
Cost of sales	955	90
Research and development	649	856
Selling, general and administrative	173	212
Total operating expenses	1,777	1,158
Loss from operations	(1,388)	(1,050)
Interest income	72	90
Other expense, net	(18)	(4)
Loss before income taxes	(1,334)	(964)
Provision for income taxes	9	7
Net loss	$(1,343)	$(971)

Net loss per share
Basic and diluted	$(3.40)	$(2.52)

Weighted average common shares used in calculation of net loss per share
Basic and diluted	395	386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,343)	$(971)
Other comprehensive income, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities	(17)	16
Less: net realized gains on available-for-sale securities reclassified in net loss	—	(1)
Net (decrease) increase from available-for-sale securities	(17)	15
Pension and postretirement obligation adjustments	—	2
(Losses) gains on foreign currency translation	(3)	3
Total other comprehensive (loss) income	(20)	20
Comprehensive loss	$(1,363)	$(951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	394	$—	$1,382	$45	$7,223	$8,650
Vesting of restricted common stock units	2	—	—	—	—	—
Exercise of options to purchase common stock	1	—	19	—	—	19
Tax payments related to net share settlements on equity awards	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	104	—	—	104
Other comprehensive loss, net of tax	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(1,343)	(1,343)
Balance at March 31, 2026	397	$—	$1,503	$25	$5,880	$7,408

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901
Vesting of restricted common stock	1	—	—	—	—	—
Exercise of options to purchase common stock	—	—	2	—	—	2
Tax payments related to net share settlements on equity awards	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	115	—	—	115
Other comprehensive income, net of tax	—	—	—	20	—	20
Net loss	—	—	—	—	(971)	(971)
Balance at March 31, 2025	387	$—	$982	$10	$9,074	$10,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(1,343)	$(971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	104	115
Depreciation and amortization	59	39
Amortization/accretion of investments	(11)	(19)
Loss on equity investments, net	2	8
Other non-cash items	6	2
Changes in assets and liabilities:
Accounts receivable, net	114	280
Prepaid expenses and other assets	54	46
Inventory	6	(8)
Right-of-use assets, operating leases	11	9
Accounts payable	(120)	(156)
Accrued liabilities	464	(381)
Deferred revenue	5	(29)
Operating lease liabilities	(7)	(5)
Other liabilities	26	33
Net cash used in operating activities	(630)	(1,037)
Investing activities
Purchases of marketable securities	(1,348)	(1,764)
Proceeds from maturities of marketable securities	732	1,933
Proceeds from sales of marketable securities	602	688
Purchases of property, plant and equipment	(62)	(117)
Purchase of intangible asset	—	(10)
Net cash (used in) provided by investing activities	(76)	730
Financing activities
Proceeds from issuance of common stock through equity plans	19	3
Tax payments related to net share settlements on equity awards	(2)	(1)
Changes in financing lease liabilities	—	2
Net cash provided by financing activities	17	4
Effect of changes in exchange rates on cash and cash equivalents	1	—
Net decrease in cash, cash equivalents and restricted cash	(688)	(303)
Cash, cash equivalents and restricted cash, beginning of year	2,597	1,929
Cash, cash equivalents and restricted cash, end of period	$1,909	$1,626
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$35	$50
Purchases of intangible asset included in accounts payable and accrued liabilities	74	—

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. As of March 31, 2026, we had three commercial products—Spikevax® and mNEXSPIKE®, our COVID vaccines, and mRESVIA®, our vaccine against respiratory syncytial virus (RSV). Additionally, we have a diverse development pipeline of 25 development candidates across our 35 development programs currently in clinical studies.

2. Summary of Basis of Presentation and Recent Accounting Standards

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). This report should be read in conjunction with the audited consolidated financial statements in our 2025 Form 10-K.

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those described in our 2025 Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID and RSV vaccines, with higher sales expected during the fall and winter seasons.

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

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 were as follows (in millions):

	Unrealized Gains (losses) on Available-for-Sale Debt Securities	Pension and Postretirement Obligation Adjustments	Gains (Losses) on Foreign Currency Translation	Total
Accumulated other comprehensive income, balance at December 31, 2025	$38	$4	$3	$45
Other comprehensive loss	(17)	—	(3)	(20)
Accumulated other comprehensive income, balance at March 31, 2026	$21	$4	$—	$25

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 31,
	2026	2025
Cash and cash equivalents	$1,908	$1,623
Restricted cash(1)	—	1
Restricted cash, non-current(2)	1	2
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,909	$1,626
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

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$73	$31
Europe	239	—
Rest of world	40	55
Total	$352	$86

Net product sales by product type were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
COVID(1)	$345	$84
RSV	7	2
Total	$352	$86
_______
(1)Includes sales of Spikevax and mNEXSPIKE.

As of March 31, 2026, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for lower respiratory tract disease caused by RSV. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. We launched commercial sales of mNEXSPIKE in the third quarter of 2025.

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

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Gross product sales	$350	$105
Product sales provision:
Wholesaler chargebacks, discounts and fees	11	(22)
Returns, rebates and other fees	(9)	3
Total product sales provision adjustments	$2	$(19)
Net product sales	$352	$86

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the three months ended March 31, 2026 (in millions):

Returns and other fees
Balance at December 31, 2025	$(509)
Provision related to sales made in current period	(9)
Provision related to sales made in prior periods	—
Payments and returns related to sales made in current period	—
Payments and returns related to sales made in prior year	48
Balance at March 31, 2026	$(470)

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Stand-ready manufacturing revenue	$32	$12
Collaboration revenue (Note 5)	5	1
Grant revenue	—	1
Licensing and royalty revenue	—	8
Total other revenue	$37	$22

5. Collaboration Agreements and Research and Development Funding Arrangement

Merck – Individualized Neoantigen Therapy (Intismeran Autogene)

In June 2016, we entered into a Collaboration and License Agreement, which was subsequently amended in 2018, with Merck & Co., Inc. (Merck) for the development and commercialization of individualized neoantigen therapy (INT), which has been assigned the generic name intismeran autogene.

In September 2022, Merck exercised its option for intismeran, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of intismeran, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. During the development phase, we are primarily responsible for process development and the manufacture of intismeran materials, while Merck generally leads clinical trials. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the three months ended March 31, 2026 and 2025, we recognized expenses, net of Merck's reimbursements, of $101 million and $104 million, respectively, related to the INT collaboration under the Merck Participation Term. Additionally, for the three months ended March 31, 2026 and 2025, the net cost recovery for capital expenditures was $1 million and $12 million, respectively. These amounts were applied to reduce the capitalized cost of the assets.

Recordati –Propionic Acidemia Therapeutic

In January 2026, we entered into a collaboration agreement with Recordati S.p.A. (Recordati) to advance the development and commercialization of our investigational propionic acidemia therapeutic, mRNA-3927. Under the terms of the agreement, we granted Recordati an exclusive, royalty-bearing license to develop and commercialize the licensed product (mRNA-3927) worldwide, we will perform and continue to lead clinical development activities through approval, and Recordati will lead global commercialization upon approval. The transaction closed on March 16, 2026, and we are entitled to receive a $50 million upfront payment. As of March 31, 2026, we recorded a receivable and deferred revenue for this amount, which is expected to be recognized as collaboration revenue over time. In addition, we are eligible to receive up to $110 million in development and regulatory milestones, as well as additional commercial and sales milestones and tiered royalties on net sales.

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

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. For the three months ended March 31, 2026 and 2025, we recorded expense reductions of $50 million and $90 million, respectively.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,908	$—	$—	$1,908	$1,908	$—	$—
Available-for-sale:
Certificates of deposit	61	—	—	61	—	61	—
U.S. treasury bills	610	—	—	610	—	610	—
U.S. treasury notes	2,230	1	(5)	2,226	—	1,233	993
Corporate debt securities	2,599	2	(6)	2,595	—	1,391	1,204
Government debt securities	56	—	—	56	—	2	54
Total	$7,464	$3	$(11)	$7,456	$1,908	$3,297	$2,251

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,595	$—	$—	$2,595	$2,595	$—	$—
Available-for-sale:
Certificates of deposit	91	—	—	91	—	86	5
U.S. treasury bills	653	—	—	653	—	653	—
U.S. treasury notes	2,188	5	(3)	2,190	—	1,185	1,005
Corporate debt securities	2,535	6	(1)	2,540	—	1,250	1,290
Government debt securities	66	—	—	66	—	30	36
Total	$8,128	$11	$(4)	$8,135	$2,595	$3,204	$2,336

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,297	$3,297
Due after one year through five years	2,259	2,251
Total	$5,556	$5,548

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,199	$3,204
Due after one year through five years	2,334	2,336
Total	$5,533	$5,540

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three months ended March 31, 2026 and 2025. We did not record any credit-related allowance for available-for-sale securities as of March 31, 2026 and December 31, 2025.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of March 31, 2026 and December 31, 2025 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2026:
U.S. treasury bills	$—	$1,023	$—	$—	$—	$1,023
U.S. treasury notes	(3)	960	(2)	236	(5)	1,196
Corporate debt securities	(6)	1,562	—	35	(6)	1,597
Government debt securities	—	56	—	—	—	56
Total	$(9)	$3,601	$(2)	$271	$(11)	$3,872

As of December 31, 2025:
U.S. treasury bills	$—	$111	$—	$—	$—	$111
U.S. treasury notes	(1)	176	(2)	235	(3)	411
Corporate debt securities	—	608	(1)	40	(1)	648
Government debt securities	—	36	—	8	—	44
Total	$(1)	$931	$(3)	$283	$(4)	$1,214

As of March 31, 2026 and December 31, 2025, we held 292 and 108 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions):

	Fair value at March 31, 2026	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$595	$595	$—
Certificates of deposit	61	—	61
U.S. treasury bills	1,141	—	1,141
U.S. treasury notes	2,226	—	2,226
Corporate debt securities	2,978	—	2,978
Government debt securities	56	—	56
Equity investments(1)	2	2	—
Derivative instruments	8	—	8
Total	$7,067	$597	$6,470

	Fair value at December 31, 2025	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$963	$963	$—
Certificates of deposit	91	—	91
U.S. treasury bills	1,445	—	1,445
U.S. treasury notes	2,190	—	2,190
Corporate debt securities	3,163	—	3,163
Government debt securities	66	—	66
Equity Investments(1)	6	6	—
Derivative instruments	1	—	1
Total	$7,925	$969	$6,956
Liabilities:
Derivative instruments	$4	$—	$4
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other expense, net, in our condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three months ended March 31, 2026 and 2025, we recognized net losses of $2 million and $8 million, respectively, on equity investments from changes in fair value of the securities.

Fair Value of Other Financial Instruments

We estimate the fair value of our term loan using Level 2 inputs. The fair value of the term loan approximates its carrying value as of March 31, 2026 and December 31, 2025, as the instrument bears interest at a variable rate that reflects current market rates. See Note 11 for additional information.

7. Inventory

Inventory as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Raw materials	$94	$91
Work in progress	38	29
Finished goods	14	33
Total inventory	$146	$153

Inventory, non-current(1)	$117	$114
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, inventory write-downs were $38 million and $42 million, respectively. For the three months ended March 31, 2026, there were no losses on firm purchase commitments. For the three months ended March 31, 2025, losses on firm purchase commitments was $10 million.

Inventory write-downs were mainly related to inventory in excess of expected demand, shelf-life expiration and other inventory adjustments. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials.

As of March 31, 2026 and December 31, 2025, we had inventory on hand of $263 million and $267 million, respectively, inclusive of inventory for our COVID and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of Spikevax is nine to twelve months. mNEXSPIKE has a shelf life of twelve months. The shelf life of mRESVIA, our RSV vaccine, is eighteen months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Land and land improvements	$77	$78
Building and building improvements	1,216	1,183
Manufacturing and laboratory equipment	543	542
Leasehold improvements	408	403
Furniture, fixtures and other	40	39
Computer equipment and software	196	196
Construction in progress	268	298
Right-of-use assets, financing (Note 10)	132	132
Total	2,880	2,871
Less: Accumulated depreciation	(794)	(737)
Property, plant and equipment, net	$2,086	$2,134

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2026 and 2025 was $56 million and $38 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Accounts receivable	$203	$368
Less: Wholesalers chargebacks, discounts and fees	(126)	(181)
Less: Allowance for doubtful accounts	(6)	(3)
Accounts receivable, net	$71	$184

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Prepaid services	$131	$169
Down payments and prepayments related to manufacturing and materials	55	61
Interest receivable	39	42
Prepaid income tax and income tax receivable	35	41
Value added tax receivable	29	37
Research and development funding receivable (Note 5)	7	—
Collaboration receivable	1	13
Other current assets	51	45
Prepaid expenses and other current assets	$348	$408

Other Non-Current Assets

Other non-current assets, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Income tax receivable, non-current	$161	$161
Inventory, non-current(1)	117	114
Finite-lived intangible assets, net(2)	116	45
Down payments and prepayments, non-current	97	100
Deferred tax assets	82	81
Goodwill	52	52
Other	50	52
Other non-current assets	$675	$605
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.
(2)Includes a $72 million intangible asset related to a license recognized in connection with the settlement agreement with Arbutus and Genevant. See Note 12 for additional details.

Accrued Liabilities

Accrued liabilities, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Royalties(1)	$967	$31
Provisions related to product sales (Note 3)	470	509
Compensation-related	108	420
Other external goods and services	82	57
Development operations	81	106
Manufacturing	79	140
Clinical trials	46	20
Property, plant and equipment	31	45
Raw materials	27	30
Commercial	16	23
Loss on future firm purchase commitments(2)	5	5
Accrued liabilities	$1,912	$1,386
______
(1) Includes $950 million related to the litigation settlement with Arbutus and Genevant (Note 12).
(2) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Estimated reimbursements to wholesalers and distributors	$111	$84
Lease liabilities - financing (Note 10)	31	25
Lease liabilities - operating (Note 10)	19	17
Research and development funding liability (Note 5)	—	43
Other	59	16
Other current liabilities	$220	$185

Other Non-Current Liabilities

Other non-current liabilities, as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Tax liabilities	$253	$249
Other	30	36
Other non-current liabilities	$283	$285

Deferred Revenue

The following table summarizes the activities in deferred revenue for the three months ended March 31, 2026 (in millions):

	December 31, 2025	Additions	Deductions	March 31, 2026
Other revenue	$145	$53	$(37)	$161
Net product sales	107	—	(12)	95
Total deferred revenue	$252	$53	$(49)	$256

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

Our primary leased campus is our Moderna Science Center (MSC), located in Cambridge, which serves as our headquarters. The MSC, comprising approximately 462,000 square feet, includes our principal executive office and additional office and laboratory spaces. The MSC lease commenced in the third quarter of 2023 and has a term of 15 years, with options for two additional seven-year extensions.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31,	December 31,
	2026	2025
Assets:
Right-of-use assets, operating, net(1) (2)	$706	$719
Right-of-use assets, financing, net(3) (4)	36	42
Total	$742	$761

Liabilities:
Current:
Operating lease liabilities(5)	$19	$17
Financing lease liabilities(5)	31	25
Total current lease liabilities	50	42
Non-current:
Operating lease liabilities, non-current	645	653
Financing lease liabilities, non-current	13	20
Total non-current lease liabilities	658	673
Total	$708	$715
_______
(1)These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are related to contract manufacturing service agreements.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of March 31, 2026, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases
2026	(remainder of the year)	$47	$26
2027		78	20
2028		81	—
2029		82	—
2030		80	—
Thereafter		679	—
Total minimum lease payments		1,047	46
Less amounts representing interest or imputed interest		(383)	(2)
Present value of lease liabilities		$664	$44

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to, at our option, (i) Term SOFR plus a margin of 5.50% or (ii) a base rate plus a margin of 4.50%. The base rate is calculated as the highest of (a) the Wall Street Journal prime rate, (b) the federal funds rate plus one half of one percent and (c) Term SOFR plus one percent. We are also required to pay commitment fees on the undrawn portions of DDTL-1 and DDTL-2. The interest rate applicable to the initial term loan was approximately 9.17% and 9.38% as of March 31, 2026 and December 31, 2025, respectively.

The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by a first-priority lien on substantially all of our assets, in each case subject to customary exceptions and limitations. The Credit Agreement is subject to compliance with customary representations and warranties, affirmative covenants, restrictive covenants and events of default. The restrictive covenants, subject to specified limitations and exceptions, limit, among other things, our ability to incur additional indebtedness and liens, make certain investments, engage in certain fundamental changes, dispose of assets and make restricted payments. Events of default under the Credit Agreement include, among others, nonpayment of principal, interest or other amounts when due, failure to comply with covenants (subject to applicable notice and cure periods), breaches of certain representations and warranties, the occurrence of certain significant adverse events and certain insolvency-related events. The Credit Agreement also includes a financial covenant requiring us to maintain minimum cash and cash equivalents (as defined in the Credit Agreement, which primarily consist of our cash, cash equivalents, and available-for-sale securities) as of the last business day of each week of at least $500 million, increasing to $750 million if more than $1.0 billion is drawn under the Credit Agreement. The financial covenant is not required to be tested at any time that the trailing 30-day average market capitalization of the Company exceeds $5.0 billion and is subject to a customary equity cure. As of March 31, 2026 and December 31, 2025, we were in compliance with the applicable terms and covenants under the Credit Agreement.

As of March 31, 2026 and December 31, 2025, the initial term loan had an outstanding principal balance of $600 million and a carrying amount of $590 million at each date, net of unamortized original issue discount and debt issuance costs, which was classified as long-term debt in our condensed consolidated balance sheet. No amounts had been drawn under DDTL-1 or DDTL-2. The principal amount of $600 million is due in full at maturity, and no principal payments are required prior to that date.

12. Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and claims. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of March 31, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

On March 3, 2026, we entered into a settlement agreement with Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant, and with Arbutus, Arbutus/Genevant) resolving all litigation worldwide, including between the parties in the U.S. District Court for the District of Delaware. The settlement resolves all worldwide Arbutus/Genevant litigation related to Spikevax and mRESVIA and provides certainty going forward for our full infectious disease portfolio, including mNEXSPIKE, mCOMBRIAX and our future vaccine pipeline, with no future royalties owed. Under the terms of the agreement, we agreed to make a lump sum payment of $950 million, which is payable in the third quarter of 2026. In the three months ended March 31, 2026, we recorded $876 million in cost of sales and capitalized $74 million as an intangible asset on the settlement date, representing the estimated value attributed to a license to certain intellectual property rights, which is being amortized on a straight-line basis over an estimated useful life of approximately three years. As of March 31, 2026, the carrying value of the intangible asset was $72 million. Consistent with the terms of the settlement agreement, we have appealed the District Court’s decision related to 28 U.S.C. § 1498 to the Federal Circuit Court of Appeals and could be required to make an additional payment of up to $1.3 billion pending on the outcome. As of March 31, 2026, no accrual has been recorded for this amount as a loss is not considered probable.

The following summarizes our other significant legal proceedings and matters outstanding as of March 31, 2026.

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

Bayer CropSciences LLC, Monsanto Company, and Monsanto Technology, LLC have filed a complaint against us in the U.S. District Court for the District of Delaware asserting a U.S. patent directed to methods of modifying gene sequences.

mNG Bio, LLC has filed a complaint against us in the U.S District Court for the District of Massachusetts asserting a U.S. patent directed to a yellow-green fluorescent protein.

BioNTech SE has filed a complaint against us in the U.S. District Court for the District of Delaware asserting a U.S. patent directed to modified mRNA compositions encoding a spike protein fragment.

CureVac SE and CureVac Manufacturing GmbH have filed a complaint against us in the U.S. District Court for the District of Delaware asserting U.S. patents directed to RNA production methods and compositions with RNA encoding modified SARS-CoV-2 spike protein.

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

Through the three months ended March 31, 2026 and the year ended December 31, 2025, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Licenses to Patented Technology

We have patent license agreements with Cellscript, LLC and its affiliate, mRNA RiboTherapeutics, Inc., and the National Institute of Allergy and Infectious Diseases (NIAID), an Institute of the National Institutes of Health (NIH). Under these agreements, we are required to pay royalties and certain milestone payments. For further information on our licensing and royalty payments, please refer to our 2025 Form 10-K under the heading “Business—Intellectual Property—In-licensed intellectual property” and Note 12 to our consolidated financial statements contained therein.

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

For the three months ended March 31, 2026 and 2025, we recognized $895 million and $5 million, respectively, of royalty expenses, including amortization of certain intangible assets. Royalty expenses for the three months ended March 31, 2026 include $878 million related to the litigation settlement with Arbutus and Genevant. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of March 31, 2026.

13. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2026 and 2025 as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Options	$24	$39
Restricted Stock Units (RSUs)	75	71
Performance Stock Units (PSUs)	3	1
Employee Stock Purchase Plan (ESPP)	2	4
Total	$104	$115

Cost of sales	$3	$7
Research and development	64	69
Selling, general and administrative	37	39
Total	$104	$115

As of March 31, 2026, there was $978 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.9 years as of March 31, 2026.

Share Repurchase Programs

As of March 31, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. There were no shares repurchased during the three months ended March 31, 2026 or 2025.

14. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended March 31,
	2026	2025
Loss before income taxes	$(1,334)	$(964)
Provision for income taxes	$9	$7
Effective tax rate	(0.7)%	(0.7)%

The effective tax rate for the three months ended March 31, 2026 was higher than the statutory rate, primarily due to our global valuation allowance, which limits our ability to recognize tax benefits from the loss. The higher effective tax rate was also impacted by certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes in other jurisdictions. The effective tax rate for the three months ended March 31, 2026 was consistent with the same period in 2025, primarily due to the continued maintenance of global valuation allowance. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 14 to our consolidated financial statements in our 2025 Form 10-K.

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

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. The income tax returns of all material taxing jurisdictions remain open to tax examination for all tax years since our date of incorporation in those jurisdictions. As of March 31, 2026, we are under audit in various U.S. and foreign jurisdictions. No adjustments to our tax positions have been proposed at this time.

15. Net loss per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three months ended March 31, 2026 and 2025 were calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(1,343)	$(971)
Denominator:
Basic and diluted weighted-average common shares outstanding	395	386

Basic and diluted EPS	$(3.40)	$(2.52)

Common stock equivalents excluded from the EPS computation above because their inclusion would have been anti-dilutive	45	49

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial information and related notes included in this Form 10-Q and our consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the SEC) on February 20, 2026 (the 2025 Form 10-K).

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We currently have four approved products—Spikevax® and mNEXSPIKE®, our COVID vaccines; mRESVIA®, our vaccine against respiratory syncytial virus (RSV); and mCOMBRIAX®, our flu plus COVID combination vaccine, which was recently approved in Europe for individuals 50 years of age and older. We also have a diverse development pipeline of 25 development candidates across our 35 development programs currently in clinical studies.

Business Highlights

Strategic Collaboration with Recordati

In January 2026, we announced a strategic collaboration with Recordati S.p.A. (Recordati) to advance our investigational propionic acidemia (PA) therapeutic, mRNA-3927, through the final stages of clinical development and, upon approval, global commercialization. The transaction closed on March 16, 2026. Under the agreement, we will continue to lead clinical development of mRNA-3927 through approval, and Recordati will lead commercialization. Recordati has an established global commercial infrastructure and expertise in rare diseases, including PA, which is expected to support commercialization upon approval. mRNA-3927 targets a serious rare metabolic disease with significant unmet medical need and is currently being evaluated in a registrational study that has reached target enrollment, with potential data expected in 2026. Under the terms of the agreement, Recordati agreed to make an upfront payment of $50 million and are we are eligible to receive up to an additional $110 million in development and regulatory milestone payments, in addition to commercial and sales milestones and tiered royalties on net sales.

Strategic Agreement with the Government of Mexico

In February 2026, we signed a memorandum of understanding for a long-term strategic agreement with the Government of Mexico, Laboratorios de Biológicos y Reactivos de Mexico (BIRMEX), and Laboratorios Liomont (Liomont) to support the development of local mRNA manufacturing capabilities and strengthen pandemic preparedness. The agreement includes the supply of our respiratory vaccine portfolio and a technology transfer to Liomont to enable domestic manufacturing of our COVID vaccine, mRNA-1273. In addition, the collaboration is expected to support local clinical research and development activities aligned with Mexico’s public health priorities.

Settlement with Arbutus and Genevant

On March 3, 2026, we entered into a settlement agreement with Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant, and with Arbutus, Arbutus/Genevant) resolving all litigation worldwide, including between the parties in the U.S. District Court for the District of Delaware. The settlement resolves all worldwide Arbutus/Genevant litigation related to Spikevax and mRESVIA and provides certainty going forward for our full infectious disease portfolio, including mNEXSPIKE, mCOMBRIAX and our future vaccine pipeline, with no future royalties owed. Under the terms of the agreement, we agreed to make a lump sum payment of $950 million, which is payable in the third quarter of 2026. Consistent with the terms of the settlement agreement, we have appealed the District Court’s decision related to 28 U.S.C. § 1498 to the Federal Circuit Court of Appeals and could be required to make an additional payment of up to $1.3 billion depending on the outcome.

European Commission Marketing Authorization for mCOMBRIAX

In April 2026, we received marketing authorization from the European Commission (EC) for mCOMBRIAX (mRNA-1083), our mRNA combination vaccine for the prevention of influenza disease and COVID-19 in individuals 50 years of age and older. The marketing authorization follows a positive opinion from the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) and is valid in all 27 European Union member states, as well as Iceland, Liechtenstein and Norway. mCOMBRIAX is our fourth authorized product and further strengthens our respiratory portfolio and commitment to the European Union. The vaccine builds on advances from the clinical development of mNEXSPIKE and mRNA-1010, our investigational seasonal influenza vaccine. mCOMBRIAX will be made available across the European Union, subject to national regulatory and access procedures, and we are working with national authorities to support local access and implementation.

Total Revenue and Net Loss Per Share

For the first quarter of 2026, we recognized total revenue of $389 million, compared to $108 million for the first quarter of 2025. Net loss per share was $(3.40) for the first quarter of 2026, compared to net loss per share of $(2.52) for the first quarter of 2025.

Recent Program Developments

Infectious Disease Vaccines

•Seasonal flu + COVID vaccine: We received EC marketing authorization for mCOMBRIAX in the EU and our mRNA-1083 regulatory filings are under review in Canada and Australia. We are awaiting further guidance from the U.S. Food and Drug Administration (FDA) on refiling the submission for mRNA-1083. In addition, we recently presented mRNA-1083 data from a Japanese cohort at the 2026 European Society of Clinical Microbiology and Infectious Diseases (ESCMID) Global Congress.

•Seasonal flu vaccine: The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date for mRNA-1010 of August 5, 2026. Our mRNA-1010 regulatory filings are also under review in Europe, Canada and Australia, and potential approvals are expected to begin in 2026. We recently presented mRNA-1010 revaccination data at the 2026 ESCMID Global Congress.

•Norovirus vaccine: Our ongoing Phase 3 safety and efficacy study of our trivalent vaccine candidate against norovirus (mRNA-1403) is fully enrolled in a second Northern Hemisphere season (2025-2026) with data expected in 2026, subject to case accruals.

Oncology Therapeutics

•Intismeran autogene: We are advancing mRNA-4157 in collaboration with Merck, with nine total Phase 2 and Phase 3 clinical trials underway across multiple tumor types, including melanoma, non-small cell lung cancer (NSCLC), bladder cancer and renal cell carcinoma. This includes the recent initiation of a Phase 3 study of intismeran as monotherapy and in combination with KEYTRUDA QLEX for the treatment of high-risk Stage 1 NSCLC.

Fully enrolled studies include a Phase 3 adjuvant melanoma, a Phase 2 adjuvant renal cell carcinoma, and a Phase 2 adjuvant muscle invasive bladder cancer. We expect Phase 3 adjuvant melanoma data potentially in 2026.

We recently announced an upcoming oral presentation at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting highlighting positive five-year Phase 2b adjuvant melanoma data, which showed a sustained benefit with intismeran in combination with KEYTRUDA, reducing the risk of recurrence or death by 49% compared to KEYTRUDA alone.

•mRNA-4359. Our Phase 1/2 study of mRNA-4359, an investigational wholly-owned cancer antigen therapy, is ongoing. We recently presented mRNA-4359 data at the American Association for Cancer Research (AACR) 2026 Annual Meeting. The Phase 2 portion of the study includes cohorts in first-line metastatic melanoma, second-line+ metastatic melanoma and first-line metastatic NSCLC, and we expect a potential Phase 2 data readout in 2026.

Rare Disease Therapeutics

•Propionic acidemia (PA) therapeutic: Our investigational therapeutic for PA (mRNA-3927) is in a registrational study and target enrollment has been reached.

•Methylmalonic acidemia (MMA) therapeutic: We are deferring our decision on a pivotal trial for mRNA-3705 until PA registrational data readout.

Our Pipeline

The following chart shows our current pipeline of 35 development programs across our several modalities.

Infectious disease vaccines

Category	Program	Product	Stage (Ph 1 / Ph 2 / Ph 3 / Commercial)
Respiratory viruses	COVID-19 vaccine	Spikevax®	Commercial
	COVID-19 vaccine	mNEXSPIKE®	Commercial
	RSV vaccine	mRESVIA®	Commercial
	Flu + COVID vaccine	mCOMBRIAX®	Commercial
	Flu vaccine	mRNA-1010	Ph 3
	Pandemic Flu vaccine (in collaboration with CEPI)	mRNA-1018	Ph 3
	RSV + hMPV vaccine	mRNA-1365	Ph 1
	RSV vaccine for adolescents + pediatrics	mRNA-1345	Ph 2
Enteric viruses	Norovirus vaccines	mRNA-1403	Ph 3
		mRNA-1405	Ph 2
Latent viruses	CMV vaccine for transplant recipients	mRNA-1647	Ph 2
	EBV vaccine to prevent infectious mononucleosis	mRNA-1189	Ph 2
	EBV vaccine to address long-term EBV sequelae	mRNA-1195	Ph 2
	HIV vaccine (in collaboration with IAVI)	mRNA-1645	Ph 1
Bacterial	Lyme disease vaccines	mRNA-1975	Ph 2
		mRNA-1982	Ph 2
Public health	Nipah vaccine	mRNA-1215	Ph 1
	Mpox vaccine	mRNA-1769	Ph 2

Oncology therapeutics

Category	Program	Product	Stage (Ph 1 / Ph 2 / Ph 3 / Commercial)
Intismeran autogene (partnered with Merck)	Adjuvant melanoma	mRNA-4157	Ph 3
	Adjuvant NSCLC	mRNA-4157	Ph 3
	Adjuvant NSCLC non-pCR post-neoadjuvant	mRNA-4157	Ph 3
	Adjuvant Stage 1 NSCLC	mRNA-4157	Ph 3
	Adjuvant renal cell carcinoma (RCC)	mRNA-4157	Ph 2
	Adjuvant bladder cancer (MIBC)	mRNA-4157	Ph 2
	Bladder cancer (NMIBC)	mRNA-4157	Ph 2
	Metastatic melanoma	mRNA-4157	Ph 2
	First-line metastatic squamous NSCLC	mRNA-4157	Ph 2
	Early and advanced solid tumors	mRNA-4157	Ph 1
Cancer antigen therapies	Advanced solid tumors	mRNA-4359	Ph 2
	Solid tumors	mRNA-4106	Ph 1
T-cell engagers	Multiple myeloma	mRNA-2808	Ph 1
Cell therapy enhancers	Solid tumors (in collaboration with Immatics)	mRNA-4203 + anzu-cel (IMA203)	Ph 1

Rare disease therapeutics

Category	Program	Product	Stage (Ph 1 / Ph 2 / Ph 3 / Commercial)
Rare diseases	Propionic acidemia	mRNA-3927	Ph 2
	Methylmalonic acidemia	mRNA-3705	Ph 2
	Cystic fibrosis (in collaboration with Vertex)	mRNA-3692	Ph 2

Abbreviations: CMV, cytomegalovirus; EBV, Epstein-Barr virus; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; MIBC, muscle invasive bladder cancer; NMIBC, non-muscle invasive bladder cancer; NSCLC, non-small cell lung cancer; pCR, pathological complete response; RCC, renal cell carcinoma; RSV, respiratory syncytial virus.

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	$	%
Revenue:
Net product sales	$352	$86	$266	309%
Other revenue	37	22	15	68%
Total revenue	389	108	281	260%
Operating expenses:
Cost of sales	955	90	865	961%
Research and development	649	856	(207)	(24)%
Selling, general and administrative	173	212	(39)	(18)%
Total operating expenses	1,777	1,158	619	53%
Loss from operations	(1,388)	(1,050)	(338)	32%
Interest income	72	90	(18)	(20)%
Other expense, net	(18)	(4)	(14)	350%
Loss before income taxes	(1,334)	(964)	(370)	38%
Provision for income taxes	9	7	2	29%
Net loss	$(1,343)	$(971)	$(372)	38%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$73	$31
Europe	239	—
Rest of world	40	55
Total	$352	$86

Net product sales by product were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
COVID (1)	$345	$84
RSV	7	2
Total	$352	$86
_______
(1) Includes sales of Spikevax and mNEXSPIKE.

As of March 31, 2026, we have three commercial products, our COVID vaccines, Spikevax and mNEXSPIKE, and our RSV vaccine, mRESVIA. We launched commercial sales of mNEXSPIKE in the third quarter of 2025.

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

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Gross product sales	$350	$105
Product sales provision:
Wholesaler chargebacks, discounts and fees	11	(22)
Returns, rebates and other fees	(9)	3
Total product sales provision adjustments	$2	$(19)
Net product sales	$352	$86

Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of March 31, 2026, we had deferred revenue of $95 million related to product sales, of which $37 million is expected to be realized in less than one year.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, licensing and royalty revenue, and stand-ready manufacturing revenue.

For the three months ended March 31, 2026, total revenue increased by $281 million, or 260%, compared to the same period in 2025, primarily driven by an increase in net product sales. Net product sales increased by $266 million, or 309%, mainly due to higher COVID vaccine sales in international markets, driven by deliveries under long-term strategic partnerships with government entities. Other revenue also increased compared to the same period in 2025, reflecting higher stand-ready manufacturing revenue from facilities under these partnerships, including those that became operational later in 2025.

Product sales are expected to return to growth in 2026, supported by the full-year impact of long-term strategic partnerships with government entities.

Operating expenses

Cost of sales

Cost of sales for the three months ended March 31, 2026 was $955 million, which included third-party royalties of $895 million, inventory write-downs of $38 million, primarily related to our finished and semi-finished COVID vaccine inventory and raw materials relative to updated demand forecasts, as well as shelf-life expiration and other adjustments. Third-party royalties included $878 million related to the litigation settlement with Arbutus and Genevant, as well as amortization of the associated intangible asset. Please refer to Note 12, Commitments and Contingencies, to our condensed consolidated financial statements for additional information. Inventory write-downs in 2026 reflected a combination of factors, including changes in demand expectations, expiration, scrap and other adjustments. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges.

Cost of sales for the three months ended March 31, 2026 increased by $865 million, or 961%, compared to the same period in 2025. Cost of sales as a percentage of net product sales and stand-ready manufacturing revenue was 249% for the three months ended March 31, 2026, compared to 92% for the corresponding period in 2025. The increase was primarily driven by litigation settlement-related expenses recognized in the first quarter of 2026. Excluding these expenses, cost of sales and cost of sales as a percentage of net product sales and stand-ready manufacturing revenue decreased by 14% and 72 percentage points, respectively, compared to the same period in 2025, primarily due to lower unutilized manufacturing capacity costs, losses on firm purchase commitments and inventory write-downs, partially offset by higher sales volume.

In 2026, we anticipate that cost of sales will remain at a relatively consistent level compared to 2025, reflecting continued manufacturing productivity improvements and operational efficiencies. This expectation excludes the impact of the settlement with Arbutus and Genevant, for which we recorded a charge of $878 million in cost of sales in the first quarter of 2026 and expect additional amortization expense in the remainder of the year. Excluding this impact, to the extent net product sales increase, cost of sales as a percentage of net product sales and stand-ready revenue may decrease modestly.

Research and development expenses

Research and development expenses decreased by $207 million, or 24%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was mainly driven by a $48 million reduction in clinical manufacturing costs, driven by higher research and development funding from Blackstone for our seasonal flu program, a $48 million decrease in consulting and outside service costs, consistent with the lower level of clinical and manufacturing activities, and a $43 million reduction in personnel-related expenses due to lower headcount. Clinical trial expenses decreased by $42 million, reflecting lower activity in our seasonal flu, CMV, Norovirus, and RSV programs due to trial wind-downs, as well as the timing of clinical trial activities, partially offset by higher costs related to postmarketing commitments for our COVID products.

We anticipate a modest reduction in research and development expenses in 2026 compared to 2025, driven by continued portfolio prioritization, disciplined cost management, and a focused approach to pipeline execution. These reductions are expected to be partially offset by certain clinical trial activities shifting from 2025 into 2026 and additional costs related to post-marketing commitments. We remain committed to advancing our pipeline and late-stage programs, including intismeran autogene and norovirus vaccine programs, while continuing to manage research and development investment levels in line with our long-term objectives.

Selling, general and administrative expenses

For the three months ended March 31, 2026, selling, general and administrative expenses decreased by $39 million, or 18%, compared to the same period in 2025. The decrease was mainly driven by a $19 million decrease in personnel-related expenses, a $9 million decrease in marketing expenses, and an $8 million broad-based reduction in consulting and outside services. The decrease in the period largely reflects continued cost discipline and efforts to streamline operations.

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

Interest income

For the three months ended March 31, 2026, interest income decreased by $18 million, or 20%, compared to the same period in 2025. The decrease was primarily due to lower average investment balances and interest rates.

Other expense, net

The following tables summarize other expense, net for the periods presented (in millions):

	Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025	$	%
Loss on investments	$(1)	$(7)	$6	(86)%
Interest expense	(17)	(1)	(16)	1,600%
Other income, net	—	4	(4)	(100)%
Total other expense, net	$(18)	$(4)	$(14)	350%

For the three months ended March 31, 2026, total other expense, net increased by $14 million, or 350%, compared to the same period in 2025. The increase was largely driven by higher interest expense. Interest expense is primarily related to our finance leases related to certain contract manufacturing service agreements and, beginning in November 2025, interest associated with our long-term debt. Please refer to Note 10 and Note 11 to our condensed consolidated financial statements for additional information.

Income taxes

Provision for income taxes for the three months ended March 31, 2026, remained immaterial and consistent with the same periods in 2025. The effective tax rate continues to reflect the maintenance of our global valuation allowance, which limits our ability to recognize tax benefits from the losses. Please refer to Note 14 to our condensed consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of March 31, 2026 and December 31, 2025 (in millions):

	March 31,	December 31,
	2026	2025
Financial assets:
Cash and cash equivalents	$1,908	$2,595
Investments	3,297	3,204
Investments, non-current	2,251	2,336
Total	$7,456	$8,135

Working capital:
Current assets	$5,770	$6,544
Current liabilities	2,395	1,987
Total	$3,375	$4,557

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of March 31, 2026 decreased by $679 million, or 8%, compared to December 31, 2025. The decrease in cash, cash equivalents and investments was primarily due to a net cash outflow from operating activities of $630 million and purchases of property and equipment of $62 million during the three months ended March 31, 2026.

Working capital, defined as current assets less current liabilities, decreased by $1.2 billion, or 26%, as of March 31, 2026, compared to December 31, 2025. This was primarily driven by a decrease in cash, cash equivalents and current investments of $594 million to fund operations, an increase in accrued liabilities and accounts payable of $370 million, including $950 million related to the litigation settlement, partially offset by lower spend during the period, and a decrease in accounts receivable of $113 million primarily driven by timing of collections.

As of March 31, 2026, we did not have any off-balance sheet arrangements. For a discussion of our contractual obligations and commitments, refer to our 2025 Form 10-K.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(630)	$(1,037)
Investing activities	(76)	730
Financing activities	17	4

Operating activities

We derive cash flows from operations primarily from cash collected from customer advance payments and accounts receivable related to our product sales, as well as other revenue and funding arrangements. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. We sell our COVID and RSV vaccines to the commercial market as well as to foreign governments and international organizations. Certain supply agreements include upfront payments, which are initially recorded as deferred revenue. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. In addition, we receive customer advance payments related to certain other revenue arrangements. As of March 31, 2026, we had $256 million in deferred revenue related to customer advance payments received or billable.

Net cash used in operating activities for the three months ended March 31, 2026 was $630 million and consisted of net loss of $1.3 billion, non-cash adjustments of $160 million and a net change in assets and liabilities of $553 million. Non-cash items primarily included stock-based compensation of $104 million, and depreciation and amortization of $59 million. The net change in assets and liabilities was mainly due to an increase in accrued liabilities and accounts payable of $344 million, including $950 million related to the litigation settlement, partially offset by lower spend during the period, a decrease in accounts receivables, net of $114 million due to timing of collections, and a decrease in prepaid and other assets of $54 million, driven by a decrease in vendor prepayments.

Net cash used in operating activities decreased by $407 million, or 39%, during the three months ended March 31, 2026, compared to the same period in 2025, primarily attributable to a change in accrued liabilities and accounts payable of $881 million, including $950 million related to the litigation settlement. This decrease was partially offset by an increase in net loss of $372 million and a decrease in accounts receivable, net of $166 million, driven by timing of collections.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for facilities, manufacturing and laboratory equipment, and computer equipment and software, as well as business development activities.

Net cash used in investing activities for the three months ended March 31, 2026 was $76 million, driven primarily by purchases of marketable securities of $1.3 billion, and purchases of property and equipment of $62 million, partially offset by proceeds from maturities and sales of marketable securities of $1.3 billion.

Net investing cash flows decreased by $806 million, or 110%, during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in proceeds from maturities and sales of marketable securities of $1.3 billion, partially offset by a decrease in purchases of marketable securities of $416 million, and a decrease in purchases of plant, property and equipment of $55 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $17 million, primarily related to proceeds from issuance of common stock through equity plans.

Net cash provided by financing activities increased by $13 million, or 325%, during the three months ended March 31, 2026, compared to the same period in 2025, mainly due to an increase in proceeds from issuance of common stock through equity plans of $16 million.

Operation and funding requirements

Our principal sources of funding as of March 31, 2026 consisted of cash and cash equivalents, investments, and cash we may generate from operations. We reported a net loss of $1.3 billion for the three months ended March 31, 2026 and net losses of $2.8 billion and $3.6 billion for the years 2025 and 2024, respectively. Historically, from our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. Following the authorization of our first commercial product in December 2020, we generated significant net income in both 2022 and 2021. We have retained earnings of $5.9 billion as of March 31, 2026.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our intismeran autogene, norovirus, and flu+COVID combination vaccine candidates, our other oncology programs, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our collaborators or alliances. We may also incur additional costs related to postmarketing commitments, though the timing and scope of such commitments remain uncertain. In addition, we have substantial facility, lease and purchase obligations. We have entered into various collaboration and licensing agreements, as well as research and development funding arrangements with third parties. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

In November 2025, we entered into a Credit and Guaranty Agreement (Credit Agreement) with lenders led by Ares Capital Corporation, as administrative agent, providing for a term loan facility with aggregate commitments of $1.5 billion. As of December 31, 2025, we had drawn $600 million under the initial term loan. The Credit Agreement also provides for $900 million of delayed draw term loan commitments, consisting of $400 million available, subject to applicable conditions, through November 2027 and $500 million available, subject to applicable conditions and specified regulatory approval milestones, through November 2028. Borrowings under the Credit Agreement bear interest at a variable rate based on Term SOFR or a base rate, at our option, plus an applicable margin, with interest payable periodically and the principal amount due in full at maturity in November 2030. The Credit Agreement includes customary affirmative and negative covenants, with which we were in compliance as of March 31, 2026. See Note 11 to our condensed consolidated financial statements for additional information.

We believe that our cash, cash equivalents, and investments as of March 31, 2026, together with cash expected to be generated from product sales and available borrowings under our credit facility, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023 and 2024, and this trend continued in 2025 as the market transitions to a more competitive and commercially driven environment, with broader external factors continuing to affect market dynamics. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2026 compared to those disclosed in our 2025 Form 10-K.

Contractual Obligations

As of March 31, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three months ended March 31, 2026.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including those described in our 2025 Form 10-K under the heading “Legal Proceedings.” Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A., “Risk Factors,” of our 2025 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property” and “Risks related to the manufacturing of our commercial products and product candidates.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Arbutus Patent Litigation

As more fully described in our 2025 Form 10-K, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) brought patent infringement actions against us in various jurisdictions, including in the U.S. District Court for the District of Delaware. On March 3, 2026, we entered into a settlement agreement with Arbutus and Genevant to resolve all patent infringement litigation pending worldwide. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Settlement with Arbutus and Genevant.”

CureVac Patent Litigation

In April 2026, CureVac SE and CureVac Manufacturing GmbH filed a complaint against us in the U.S. District Court for the District of Delaware asserting that our manufacture and sale of Spikevax willfully infringes U.S. patents directed to RNA production methods and compositions with RNA encoding modified SARS-CoV-2 spike protein. The complaint seeks a judgment of infringement of the asserted patent and unspecified damages.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended March 31, 2026, there were no shares repurchased. As of March 31, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2025 Form 10-K.

Item 5. Other Information

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index
10.1*†#	Settlement Agreement, dated March 3, 2026, by and between Arbutus Biopharma Corp., Genevant Sciences GmbH, Genevant Sciences Ltd., Moderna, Inc. and ModernaTX, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith

+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Certain portions of this exhibit (indicated by [***]) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
May 1, 2026
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
May 1, 2026
James M. Mock
Chief Financial Officer
(Principal Financial Officer)