Form 10-Q
period 2026-06-30
Moderna, Inc.
filed 2026-07-31
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of July 24, 2026, there were 399,235,889 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•anticipated near-term regulatory actions for our product candidates, including potential filings, reviews and approvals, including the potential approval of mFLUSIVA;

•anticipated milestones for our pipeline programs, including potential data readouts and other near-term catalysts;

•our ability to obtain and maintain regulatory approval of our product candidates across our portfolio;

•our ability to successfully launch and commercialize our products and the timing of launches;

•expectations regarding mRNA-4157 Phase 3 adjuvant melanoma data in 2026 and the potential of our oncology portfolio;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,723	$2,595
Investments	3,415	3,204
Accounts receivable, net	17	184
Inventory	280	153
Prepaid expenses and other current assets	380	408
Total current assets	5,815	6,544
Investments, non-current	1,772	2,336
Property, plant and equipment, net	2,059	2,134
Right-of-use assets, operating leases	697	719
Other non-current assets	618	605
Total assets	$10,961	$12,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167	$317
Accrued liabilities	1,909	1,386
Deferred revenue	295	99
Other current liabilities	163	185
Total current liabilities	2,534	1,987
Deferred revenue, non-current	147	153
Operating lease liabilities, non-current	638	653
Financing lease liabilities, non-current	6	20
Long-term debt	591	590
Other non-current liabilities	284	285
Total liabilities	4,200	3,688
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of June 30, 2026 and December 31, 2025; 399 and 394 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,644	1,382
Accumulated other comprehensive income	19	45
Retained earnings	5,098	7,223
Total stockholders’ equity	6,761	8,650
Total liabilities and stockholders’ equity	$10,961	$12,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net product sales	$94	$114	$446	$200
Other revenue	51	28	88	50
Total revenue	145	142	534	250
Operating expenses:
Cost of sales	93	119	1,048	209
Research and development	651	700	1,300	1,556
Selling, general and administrative	216	230	389	442
Total operating expenses	960	1,049	2,737	2,207
Loss from operations	(815)	(907)	(2,203)	(1,957)
Interest income	67	81	139	171
Other (expense) income, net	(19)	8	(37)	4
Loss before income taxes	(767)	(818)	(2,101)	(1,782)
Provision for income taxes	15	7	24	14
Net loss	$(782)	$(825)	$(2,125)	$(1,796)

Net loss per share
Basic and diluted	$(1.97)	$(2.13)	$(5.36)	$(4.64)

Weighted average common shares used in calculation of net loss per share
Basic and diluted	398	388	396	387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(782)	$(825)	$(2,125)	$(1,796)
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities	(4)	5	(21)	21
Less: net realized gains on available-for-sale securities reclassified in net loss	(1)	—	(1)	(1)
Net (decrease) increase from available-for-sale securities	(5)	5	(22)	20
Pension and postretirement obligation adjustments	—	(1)	—	1
(Losses) gains on foreign currency translation	(1)	9	(4)	12
Total other comprehensive (loss) income	(6)	13	(26)	33
Comprehensive loss	$(788)	$(812)	$(2,151)	$(1,763)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	397	$—	$1,503	$25	$5,880	$7,408
Vesting of restricted common stock units	1	—	—	—	—	—
Exercise of options to purchase common stock	1	—	13	—	—	13
Tax payments related to net share settlements on equity awards	—	—	(2)	—	—	(2)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	10
Stock-based compensation	—	—	120	—	—	120
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(782)	(782)
Balance at June 30, 2026	399	$—	$1,644	$19	$5,098	$6,761

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	387	$—	$982	$10	$9,074	$10,066
Vesting of restricted common stock	2	—	—	—	—	—
Exercise of options to purchase common stock	—	—	3	—	—	3
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	130	—	—	130
Other comprehensive income, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(825)	(825)
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	394	$—	$1,382	$45	$7,223	$8,650
Vesting of restricted common stock	3	—	—	—	—	—
Exercise of options to purchase common stock	2	—	32	—	—	32
Tax payments related to net share settlements on equity awards	—	—	(4)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	10
Stock-based compensation	—	—	224	—	—	224
Other comprehensive loss, net of tax	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(2,125)	(2,125)
Balance at June 30, 2026	399	$—	$1,644	$19	$5,098	$6,761

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901
Vesting of restricted common stock	3	—	—	—	—	—
Exercise of options to purchase common stock	—	—	5	—	—	5
Tax payments related to net share settlements on equity awards	—	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	245	—	—	245
Other comprehensive income, net of tax	—	—	—	33	—	33
Net loss	—	—	—	—	(1,796)	(1,796)
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(2,125)	$(1,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	224	245
Depreciation and amortization	122	96
Amortization/accretion of investments	(21)	(37)
Loss on equity investments, net	2	8
Other non-cash items	10	36
Changes in assets and liabilities:
Accounts receivable, net	167	310
Prepaid expenses and other assets	70	(150)
Inventory	(126)	(122)
Right-of-use assets, operating leases	21	19
Accounts payable	(128)	(203)
Accrued liabilities	475	(395)
Deferred revenue	195	68
Operating lease liabilities	(15)	(10)
Other liabilities	(27)	(25)
Net cash used in operating activities	(1,156)	(1,956)
Investing activities
Purchases of marketable securities	(1,904)	(3,059)
Proceeds from maturities of marketable securities	1,442	3,424
Proceeds from sales of marketable securities	814	1,059
Purchases of property, plant and equipment	(99)	(120)
Purchase of intangible asset	—	(10)
Net cash provided by investing activities	253	1,294
Financing activities
Proceeds from issuance of common stock through equity plans	42	17
Tax payments related to net share settlements on equity awards	(4)	(1)
Changes in financing lease liabilities	(7)	(3)
Net cash provided by financing activities	31	13
Effect of changes in exchange rates on cash and cash equivalents	(1)	1
Net decrease in cash, cash equivalents and restricted cash	(873)	(648)
Cash, cash equivalents and restricted cash, beginning of year	2,597	1,929
Cash, cash equivalents and restricted cash, end of period	$1,724	$1,281
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$36	$47
Purchases of intangible asset included in accounts payable and accrued liabilities	74	—

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. As of June 30, 2026, we had four approved products—Spikevax® and mNEXSPIKE®, our COVID vaccines, mRESVIA®, our vaccine against respiratory syncytial virus (RSV), and mCOMBRIAX® , our flu plus COVID combination vaccine, which was approved in Europe for individuals 50 years of age and older. Additionally, we have a diverse development pipeline of 26 development candidates across our 36 development programs currently in clinical studies.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those described in our 2025 Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID and RSV vaccines, with higher sales expected during the fall and winter seasons.

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

The components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 were as follows (in millions):

	Unrealized Gains (losses) on Available-for-Sale Debt Securities	Pension and Postretirement Obligation Adjustments	Gains (Losses) on Foreign Currency Translation	Total
Accumulated other comprehensive income, balance at December 31, 2025	$38	$4	$3	$45
Other comprehensive loss	(17)	—	(3)	(20)
Accumulated other comprehensive income, balance at March 31, 2026	$21	$4	$—	$25
Other comprehensive loss	(5)	—	(1)	(6)
Accumulated other comprehensive income, balance at June 30, 2026	$16	$4	$(1)	$19

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 30,
	2026	2025
Cash and cash equivalents	$1,723	$1,279
Restricted cash(1)	—	1
Restricted cash, non-current(2)	1	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,724	$1,281
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

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$70	$88	$143	$119
Europe	16	—	255	—
Rest of world	8	26	48	81
Total	$94	$114	$446	$200

Net product sales by product type were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
COVID(1)	$91	$114	$436	$198
RSV	3	—	10	2
Total	$94	$114	$446	$200
_______
(1)Includes sales of Spikevax and mNEXSPIKE.

As of June 30, 2026, we have four approved products, our COVID vaccines, Spikevax and mNEXSPIKE, our RSV vaccine, mRESVIA, and our flu plus COVID combination vaccine, mCOMBRIAX. mRESVIA was approved by the FDA in May 2024 for adults aged 60 years and older, and in June 2025, the approved use was expanded to include adults aged 18 through 59 years who are at increased risk for lower respiratory tract disease caused by RSV. In May 2025, mNEXSPIKE was approved for use in adults aged 65 years and older, as well as individuals aged 12 through 64 years with at least one underlying risk factor. We launched commercial sales of mNEXSPIKE in the third quarter of 2025. In April 2026, mCOMBRIAX was approved by the European Commission for the prevention of influenza disease and COVID-19 in adults 50 years of age and older. As of June 30, 2026, mCOMBRIAX had not been commercialized.

We sell our COVID and RSV vaccines to the commercial market as well as to governments and international organizations. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross product sales	$122	$176	$472	$281
Product sales provision:
Wholesaler chargebacks, discounts and fees	(50)	(62)	(39)	(84)
Returns, rebates and other fees	22	—	13	3
Total product sales provision adjustments	$(28)	$(62)	$(26)	$(81)
Net product sales	$94	$114	$446	$200

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the six months ended June 30, 2026 (in millions):

Returns and other fees
Balance at December 31, 2025	$(509)
Provision related to sales made in current period	(23)
Provision related to sales made in prior periods	36
Payments and returns related to sales made in current period	1
Payments and returns related to sales made in prior year	74
Balance at June 30, 2026	$(421)

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stand-ready manufacturing revenue	$31	$17	$63	$29
Collaboration revenue (Note 5)	15	4	20	5
Grant revenue	2	5	2	6
Licensing and royalty revenue	3	2	3	10
Total other revenue	$51	$28	$88	$50

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

In September 2022, Merck exercised its option for intismeran, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of intismeran, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. During the development phase, we are primarily responsible for process development and the manufacture of intismeran materials, while Merck generally leads clinical trials. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the three and six months ended June 30, 2026, we recognized expenses, net of Merck's reimbursements, of $97 million and $198 million, respectively, related to the INT collaboration under the Merck Participation Term. For the three and six months ended June 30, 2025, these expenses were $99 million and $203 million, respectively.

Additionally, for the three and six months ended June 30, 2026, the net cost recovery for capital expenditures was $1 million and $2 million, respectively. For the three and six months ended June 30, 2025, this amount was $6 million and $18 million, respectively. These amounts were applied to reduce the capitalized cost of the assets.

Recordati –Propionic Acidemia Therapeutic

In January 2026, we entered into a collaboration agreement with Recordati S.p.A. (Recordati) to advance the development and commercialization of our investigational propionic acidemia therapeutic, mRNA-3927. Under the terms of the agreement, we granted Recordati an exclusive, royalty-bearing license to develop and commercialize the licensed product (mRNA-3927) worldwide, we will perform and continue to lead clinical development activities through approval, and Recordati will lead global commercialization upon approval. The transaction closed on March 16, 2026, and we received a $50 million upfront payment in the second quarter of 2026. The upfront payment is being recognized as collaboration revenue over time. In addition, we are eligible to receive up to $110 million in development and regulatory milestones, as well as additional commercial and sales milestones and tiered royalties on net sales.

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

Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. For the three and six months ended June 30, 2026, we recorded expense reductions of $24 million and $74 million, respectively. For the three and six months ended June 30, 2025, we recorded research and development expense reductions of $160 million and $250 million, respectively.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,723	$—	$—	$1,723	$1,723	$—	$—
Available-for-sale:
Certificates of deposit	53	—	—	53	—	53	—
U.S. treasury bills	591	—	(1)	590	—	590	—
U.S. treasury notes	2,132	—	(9)	2,123	—	1,399	724
Corporate debt securities	2,371	1	(6)	2,366	—	1,371	995
Government debt securities	55	—	—	55	—	2	53
Total	$6,925	$1	$(16)	$6,910	$1,723	$3,415	$1,772

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,595	$—	$—	$2,595	$2,595	$—	$—
Available-for-sale:
Certificates of deposit	91	—	—	91	—	86	5
U.S. treasury bills	653	—	—	653	—	653	—
U.S. treasury notes	2,188	5	(3)	2,190	—	1,185	1,005
Corporate debt securities	2,535	6	(1)	2,540	—	1,250	1,290
Government debt securities	66	—	—	66	—	30	36
Total	$8,128	$11	$(4)	$8,135	$2,595	$3,204	$2,336

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,420	$3,415
Due after one year through five years	1,782	1,772
Total	$5,202	$5,187

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,199	$3,204
Due after one year through five years	2,334	2,336
Total	$5,533	$5,540

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and six months ended June 30, 2026 and 2025. We did not record any credit-related allowance for available-for-sale securities as of June 30, 2026 and December 31, 2025.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of June 30, 2026 and December 31, 2025 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2026:
U.S. treasury bills	$(1)	$669	$—	$—	$(1)	$669
U.S. treasury notes	(6)	1,519	(3)	236	(9)	1,755
Corporate debt securities	(6)	1,510	—	28	(6)	1,538
Government debt securities	—	55	—	—	—	55
Total	$(13)	$3,753	$(3)	$264	$(16)	$4,017

As of December 31, 2025:
U.S. treasury bills	$—	$111	$—	$—	$—	$111
U.S. treasury notes	(1)	176	(2)	235	(3)	411
Corporate debt securities	—	608	(1)	40	(1)	648
Government debt securities	—	36	—	8	—	44
Total	$(1)	$931	$(3)	$283	$(4)	$1,214

As of June 30, 2026 and December 31, 2025, we held 283 and 108 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in millions):

	Fair value at June 30, 2026	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$1,447	$1,447	$—
Certificates of deposit	53	—	53
U.S. treasury bills	716	—	716
U.S. treasury notes	2,123	—	2,123
Corporate debt securities	2,440	—	2,440
Government debt securities	55	—	55
Equity investments(1)	2	2	—
Derivative instruments	2	—	2
Total	$6,838	$1,449	$5,389

	Fair value at December 31, 2025	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$963	$963	$—
Certificates of deposit	91	—	91
U.S. treasury bills	1,445	—	1,445
U.S. treasury notes	2,190	—	2,190
Corporate debt securities	3,163	—	3,163
Government debt securities	66	—	66
Equity Investments(1)	6	6	—
Derivative instruments	1	—	1
Total	$7,925	$969	$6,956
Liabilities:
Derivative instruments	$4	$—	$4
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other expense, net, in our condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three and six months ended June 30, 2026, we recognized no net gain or loss and recognized a net loss of $2 million, respectively, on equity investments from changes in fair value of the securities. For the three and six months ended June 30, 2025, we recognized no net gain or loss and recognized a net loss of $8 million, respectively, on equity investments from changes in fair value of the securities.

Fair Value of Other Financial Instruments

We estimate the fair value of our term loan using Level 2 inputs. The fair value of the term loan approximates its carrying value as of June 30, 2026 and December 31, 2025, as the instrument bears interest at a variable rate that reflects current market rates. See Note 11 for additional information.

7. Inventory

Inventory as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Raw materials	$117	$91
Work in progress	97	29
Finished goods	66	33
Total inventory	$280	$153

Inventory, non-current(1)	$81	$114
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three and six months ended June 30, 2026, inventory write-downs were $41 million and $79 million, respectively. For the three and six months ended June 30, 2025, inventory write-downs were $38 million and $80 million, respectively. For the three and six months ended June 30, 2026, there were no losses on firm purchase commitments. For the three and six months ended June 30, 2025, losses on firm purchase commitments were $7 million and $17 million, respectively.

Inventory write-downs were mainly related to inventory in excess of expected demand, shelf-life expiration and other inventory adjustments. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials.

As of June 30, 2026 and December 31, 2025, we had inventory on hand of $361 million and $267 million, respectively, inclusive of inventory for our COVID and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of Spikevax is nine to twelve months. mNEXSPIKE has a shelf life of twelve months. The shelf life of mRESVIA, our RSV vaccine, is eighteen months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Land and land improvements	$77	$78
Building and building improvements	1,216	1,183
Manufacturing and laboratory equipment	550	542
Leasehold improvements	409	403
Furniture, fixtures and other	40	39
Computer equipment and software	205	196
Construction in progress	279	298
Right-of-use assets, financing (Note 10)	132	132
Total	2,908	2,871
Less: Accumulated depreciation	(849)	(737)
Property, plant and equipment, net	$2,059	$2,134

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2026 was $56 million and $112 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended June 30, 2025 was $56 million and $94 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Accounts receivable	$120	$368
Less: Allowance for doubtful accounts	(6)	(3)
Less: Wholesalers chargebacks, discounts and fees	(97)	(181)
Accounts receivable, net	$17	$184

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Prepaid services	$146	$169
Down payments and prepayments related to manufacturing and materials	70	61
Interest receivable	40	42
Prepaid income tax and income tax receivable	36	41
Research and development funding receivable (Note 5)	31	—
Value added tax receivable	15	37
Collaboration receivable (Note 5)	—	13
Other current assets	42	45
Prepaid expenses and other current assets	$380	$408

Other Non-Current Assets

Other non-current assets, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Income tax receivable, non-current	$161	$161
Finite-lived intangible assets, net(2)	109	45
Down payments and prepayments, non-current	90	100
Deferred tax assets	82	81
Inventory, non-current(1)	81	114
Goodwill	52	52
Other	43	52
Other non-current assets	$618	$605
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year.
(2)Includes a $66 million intangible asset related to a license recognized in connection with the settlement agreement with Arbutus and Genevant. See Note 12 for additional details.

Accrued Liabilities

Accrued liabilities, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Royalties(1)	$954	$31
Provisions related to product sales (Note 3)	421	509
Compensation-related	192	420
Manufacturing	86	140
Development operations	78	106
Other external goods and services	58	57
Raw materials	44	30
Clinical trials	38	20
Property, plant and equipment	18	45
Commercial	18	23
Loss on future firm purchase commitments(2)	2	5
Accrued liabilities	$1,909	$1,386
______
(1) Includes $950 million related to the litigation settlement with Arbutus and Genevant (Note 12).
(2) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Estimated reimbursements to wholesalers and distributors	$58	$84
Lease liabilities - financing (Note 10)	31	25
Lease liabilities - operating (Note 10)	21	17
Collaboration liabilities (Note 5)	15	—
Research and development funding liability (Note 5)	14	43
Other	24	16
Other current liabilities	$163	$185

Other Non-Current Liabilities

Other non-current liabilities, as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Tax liabilities	$255	$249
Other	29	36
Other non-current liabilities	$284	$285

Deferred Revenue

The following table summarizes the activities in deferred revenue for the six months ended June 30, 2026 (in millions):

	December 31, 2025	Additions	Deductions	June 30, 2026
Net product sales	$107	$171	$(13)	$265
Other revenue	145	117	(85)	177
Total deferred revenue	$252	$288	$(98)	$442

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

Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30,	December 31,
	2026	2025
Assets:
Right-of-use assets, operating, net(1) (2)	$697	$719
Right-of-use assets, financing, net(3) (4)	30	42
Total	$727	$761

Liabilities:
Current:
Operating lease liabilities(5)	$21	$17
Financing lease liabilities(5)	31	25
Total current lease liabilities	52	42
Non-current:
Operating lease liabilities, non-current	638	653
Financing lease liabilities, non-current	6	20
Total non-current lease liabilities	644	673
Total	$696	$715
_______
(1)These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are related to contract manufacturing service agreements.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of June 30, 2026, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases
2026	(remainder of the year)	$30	$19
2027		78	19
2028		81	—
2029		82	—
2030		80	—
Thereafter		679	—
Total minimum lease payments		1,030	38
Less amounts representing interest or imputed interest		(371)	(1)
Present value of lease liabilities		$659	$37

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to, at our option, (i) Term SOFR plus a margin of 5.50% or (ii) a base rate plus a margin of 4.50%. The base rate is calculated as the highest of (a) the Wall Street Journal prime rate, (b) the federal funds rate plus one half of one percent and (c) Term SOFR plus one percent. We are also required to pay commitment fees on the undrawn portions of DDTL-1 and DDTL-2. The interest rate applicable to the initial term loan was approximately 9.20% and 9.38% as of June 30, 2026 and December 31, 2025, respectively.

The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by a first-priority lien on substantially all of our assets, in each case subject to customary exceptions and limitations. The Credit Agreement is subject to compliance with customary representations and warranties, affirmative covenants, restrictive covenants and events of default. The restrictive covenants, subject to specified limitations and exceptions, limit, among other things, our ability to incur additional indebtedness and liens, make certain investments, engage in certain fundamental changes, dispose of assets and make restricted payments. Events of default under the Credit Agreement include, among others, nonpayment of principal, interest or other amounts when due, failure to comply with covenants (subject to applicable notice and cure periods), breaches of certain representations and warranties, the occurrence of certain significant adverse events and certain insolvency-related events. The Credit Agreement also includes a financial covenant requiring us to maintain minimum cash and cash equivalents (as defined in the Credit Agreement, which primarily consist of our cash, cash equivalents, and available-for-sale securities) as of the last business day of each week of at least $500 million, increasing to $750 million if more than $1.0 billion is drawn under the Credit Agreement. The financial covenant is not required to be tested at any time that the trailing 30-day average market capitalization of the Company exceeds $5.0 billion and is subject to a customary equity cure. As of June 30, 2026 and December 31, 2025, we were in compliance with the applicable terms and covenants under the Credit Agreement.

As of June 30, 2026 and December 31, 2025, the initial term loan had an outstanding principal balance of $600 million and a carrying amount of $591 million and $590 million, respectively, net of unamortized original issue discount and debt issuance costs. The carrying amount was classified as long-term debt in our condensed consolidated balance sheet. No amounts had been drawn under DDTL-1 or DDTL-2. The principal amount of $600 million is due in full at maturity, and no principal payments are required prior to that date.

12. Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and claims. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of June 30, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

On March 3, 2026, we entered into a settlement agreement with Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant, and with Arbutus, Arbutus/Genevant) resolving all litigation worldwide, including between the parties in the U.S. District Court for the District of Delaware. The settlement resolves all worldwide Arbutus/Genevant litigation related to Spikevax and mRESVIA and provides certainty going forward for our full infectious disease portfolio, including mNEXSPIKE, mCOMBRIAX and our future vaccine pipeline, with no future royalties owed. Under the terms of the agreement, we agreed to make a lump sum payment of $950 million, which is payable in the third quarter of 2026. In the three months ended March 31, 2026, we recorded $876 million in cost of sales and capitalized $74 million as an intangible asset on the settlement date, representing the estimated value attributed to a license to certain intellectual property rights, which is being amortized on a straight-line basis over an estimated useful life of approximately three years. As of June 30, 2026, the carrying value of the intangible asset was $66 million. Consistent with the terms of the settlement agreement, we have appealed the District Court’s decision related to 28 U.S.C. § 1498 to the Federal Circuit Court of Appeals and could be required to make an additional payment of up to $1.3 billion depending on the outcome of the appeal. As of June 30, 2026, no accrual has been recorded for this amount as a loss is not considered probable.

The following summarizes our other significant legal proceedings and matters outstanding as of June 30, 2026.

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

Translate Bio, Inc., Translate Bio MA, Inc., Sanofi Vaccines US, Inc., and VaxServe, Inc. (all subsidiaries of Sanofi SA) have filed a complaint against us in the U.S. District Court for the District of New Jersey asserting U.S. patents related to compositions and methods for mRNA delivery.

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

Through the three and six months ended June 30, 2026 and the year ended December 31, 2025, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

For the three and six months ended June 30, 2026, we recognized $11 million and $906 million, respectively, of royalty expenses associated with our product sales, including amortization of certain intangible assets. The royalty expense recognized for the three and six months ended June 30, 2026 included $6 million and $884 million, respectively, related to the litigation settlement with Arbutus and Genevant. For the three and six months ended June 30, 2025, we recognized $6 million and $11 million, respectively, of royalty expenses. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of June 30, 2026.

13. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	$29	$41	$53	$80
Restricted Stock Units (RSUs)	85	85	160	156
Performance Stock Units (PSUs)	4	2	7	3
Employee Stock Purchase Plan (ESPP)	2	2	4	6
Total	$120	$130	$224	$245

Cost of sales	$13	$7	$16	$14
Research and development	64	81	128	150
Selling, general and administrative	43	42	80	81
Total	$120	$130	$224	$245

As of June 30, 2026, there was $831 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.8 years as of June 30, 2026.

Share Repurchase Programs

As of June 30, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. There were no shares repurchased during the three and six months ended June 30, 2026 or 2025.

14. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss before income taxes	$(767)	$(818)	$(2,101)	$(1,782)
Provision for income taxes	$15	$7	$24	$14
Effective tax rate	(1.9)%	(0.9)%	(1.1)%	(0.8)%

The effective tax rate for the three and six months ended June 30, 2026 was higher than the statutory rate, primarily due to our global valuation allowance, which limits our ability to recognize tax benefits from the loss. The higher effective tax rate was also impacted by certain of our foreign subsidiaries that have taxable income, while we incurred a net loss before income taxes in other jurisdictions. The effective tax rate for the three months ended June 30, 2026 was consistent with the same period in 2025, primarily due to the continued maintenance of global valuation allowance. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 14 to our consolidated financial statements in our 2025 Form 10-K.

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

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. The income tax returns of all material taxing jurisdictions remain open to tax examination for all tax years since our date of incorporation in those jurisdictions. As of June 30, 2026, we are under audit in various U.S. and foreign jurisdictions. No adjustments to our tax positions have been proposed at this time.

15. Net loss per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

Basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 were calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(782)	$(825)	$(2,125)	$(1,796)
Denominator:
Basic and diluted weighted-average common shares outstanding	398	388	396	387

Basic and diluted EPS	$(1.97)	$(2.13)	$(5.36)	$(4.64)

Common stock equivalents excluded from the EPS computation above because their inclusion would have been anti-dilutive	42	46	42	46

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We currently have four approved products—Spikevax® and mNEXSPIKE®, our COVID vaccines; mRESVIA®, our vaccine against respiratory syncytial virus (RSV); and mCOMBRIAX®, our flu plus COVID combination vaccine, which was approved in Europe for individuals 50 years of age and older. We also have a diverse development pipeline of 26 development candidates across our 36 development programs currently in clinical studies.

Business Highlights

European Commission Marketing Authorization for mCOMBRIAX

In April 2026, we received marketing authorization from the European Commission (EC) for mCOMBRIAX (mRNA-1083), our mRNA combination vaccine for the prevention of influenza disease and COVID-19 in individuals 50 years of age and older. The marketing authorization follows a positive opinion from the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) and is valid in all 27 European Union (EU) member states, as well as Iceland, Liechtenstein and Norway. mCOMBRIAX is our fourth authorized product and further strengthens our respiratory portfolio and commitment to the EU. The vaccine builds on advances from the clinical development of mNEXSPIKE and mRNA-1010, our investigational seasonal influenza vaccine. mCOMBRIAX will be made available across the EU, subject to national regulatory and access procedures, and we are working with national authorities to support local access and implementation.

FDA Advisory Committee Positive Recommendation for mRNA-1010

In June 2026, the U.S. Food and Drug Administration's (FDA) Vaccines and Related Biological Products Advisory Committee (VRBPAC) voted unanimously that the benefits of mRNA-1010 outweigh its risks for the prevention of influenza disease in adults 50 through 64 years of age and in adults 65 years of age and older. The recommendation was based on data from our Phase 3 clinical development program and supports the FDA's ongoing review of our Biologics License Application (BLA) for mRNA-1010. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of August 5, 2026.

Expanded Strategic Collaboration with CEPI

In June 2026, we expanded our strategic collaboration with the Coalition for Epidemic Preparedness Innovations (CEPI) to advance the development of a potential vaccine against Bundibugyo ebolavirus (BDBV), a cause of Ebola virus disease for which there are currently no licensed vaccines indicated. Under the agreement, CEPI has committed up to $50 million to support preclinical development and Phase 1 clinical evaluation of our investigational BDBV vaccine candidate, as well as parallel manufacturing activities to enable doses to be produced while clinical evaluation is underway and support rapid advancement into Phase 2/3 clinical trials, if warranted. The program builds on our existing research and development efforts in filoviruses, including Ebola-related viruses, and expands our longstanding strategic collaboration with CEPI to accelerate the development of vaccines and other countermeasures against epidemic and pandemic threats.

Total Revenue and Net Loss Per Share

For the second quarter of 2026, we recognized total revenue of $145 million, compared to $142 million for the second quarter of 2025. Net loss per share was $(1.97) for the second quarter of 2026, compared to net loss per share of $(2.13) for the second quarter of 2025.

Recent Program Developments

Infectious Disease Vaccines

•Seasonal flu + COVID vaccine: We received EC marketing authorization for mCOMBRIAX in the EU and our mRNA-1083 regulatory filings are under review in Japan, Canada and Australia. We are awaiting further guidance from the FDA on refiling the submission for our flu plus COVID combination vaccine.

•Seasonal flu vaccine: Our mRNA-1010 regulatory filings are under review in Europe, Canada and Australia, and potential approvals are expected to begin in 2026. The FDA has assigned a PDUFA date for mRNA-1010 of August 5, 2026.

•Norovirus vaccine: Our Phase 3 safety and efficacy study of mRNA-1403 did not meet statistical criteria for early success at the Phase 3 interim analysis. The trial is ongoing and remains blinded as we work toward enrolling an additional cohort.

Oncology Therapeutics

•Intismeran autogene: We are advancing mRNA-4157 in collaboration with Merck, with nine total Phase 2 and Phase 3 clinical trials underway across multiple tumor types, including melanoma, non-small cell lung cancer (NSCLC), bladder cancer and renal cell carcinoma. This includes the Phase 3 study of intismeran as monotherapy and in combination with KEYTRUDA QLEX for the treatment of high-risk Stage 1 NSCLC.

Fully enrolled studies include a Phase 3 adjuvant melanoma, a Phase 2 adjuvant renal cell carcinoma, and a Phase 2 adjuvant muscle invasive bladder cancer. We expect Phase 3 adjuvant melanoma data potentially in 2026.

We recently presented positive five-year Phase 2b adjuvant melanoma data at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting. The data showed a sustained benefit with intismeran in combination with KEYTRUDA, reducing the risk of recurrence or death by 49% compared to KEYTRUDA alone.

•mRNA-4359. Our Phase 1/2 study of mRNA-4359, an investigational wholly-owned cancer antigen therapy, is ongoing. The Phase 2 portion of the study includes cohorts in first-line metastatic melanoma, second-line+ metastatic melanoma and first-line metastatic NSCLC.

Rare Disease Therapeutics

•Propionic acidemia (PA) therapeutic: Our investigational therapeutic for PA (mRNA-3927) is in a registrational study and target enrollment has been reached. We expect potential data in 2026.

•Methylmalonic acidemia (MMA) therapeutic: We deferred our decision on a pivotal trial for mRNA-3705 until PA registrational data readout.

Our Pipeline

The following chart shows our current pipeline of 36 development programs across our several modalities.

Infectious disease vaccines

			Ph 1	Ph 2	Ph 3	Commercial
Respiratory viruses	**COVID-19 vaccine**	Spikevax®	●	●	●	●
	COVID-19 vaccine	mNEXSPIKE®	●	●	●	●
	RSV vaccine	mRESVIA®	●	●	●	●
	Flu + COVID vaccine	mCOMBRIAX®	●	●	●	●
	Flu vaccine	mRNA-1010	●	●	●	
	Pandemic Flu vaccine (in collaboration with CEPI*)	mRNA-1018	●	●	●	
	RSV + hMPV vaccine	mRNA-1365	●			
	RSV vaccine for adolescents + pediatrics	mRNA-1345	●	●		
Enteric viruses	**Norovirus vaccines**	mRNA-1403	●	●	●	
		mRNA-1405	●	●		
Latent viruses	**CMV vaccine** for transplant recipients	mRNA-1647	●	●		
	EBV vaccine to prevent infectious mononucleosis	mRNA-1189	●	●		
	EBV vaccine to address long term EBV sequelae	mRNA-1195	●	●		
	HIV vaccine (in collaboration with IAVI)	mRNA-1645	●			
Bacterial	**Lyme disease vaccines**	mRNA-1975	●	●		
		mRNA-1982	●	●		
Public health	**Nipah vaccine**	mRNA-1215	●			
	Mpox vaccine	mRNA-1769	●	●		

Oncology therapeutics

			Ph 1	Ph 2	Ph 3	Commercial
Intismeran autogene (partnered with Merck)	**Adjuvant melanoma**	mRNA-4157	●	●	●	
	Adjuvant NSCLC	mRNA-4157	●	●	●	
	Adjuvant NSCLC non-pCR post neoadjuvant	mRNA-4157	●	●	●	
	Adjuvant Stage 1 NSCLC	mRNA-4157	●	●	●	
	Adjuvant renal cell carcinoma (RCC)	mRNA-4157	●	●		
	Adjuvant bladder cancer (MIBC)	mRNA-4157	●	●		
	Bladder cancer (NMIBC)	mRNA-4157	●	●		
	Metastatic melanoma	mRNA-4157	●	●		
	First-line metastatic squamous NSCLC	mRNA-4157	●	●		
	Early and advanced solid tumors	mRNA-4157	●			
Cancer antigen therapies	**Advanced solid tumors**	mRNA-4359	●	●		
	Solid tumors	mRNA-4106	●			
	Solid tumors	mRNA-4200	●			
	Lynch Syndrome	mRNA-4194	●			
T-cell engagers	**Multiple myeloma**	mRNA-2808	●			
Cell therapy enhancers	**Solid tumors** (in collaboration with Immatics)	mRNA-4203 + anzu-cel (IMA203)	●			

Rare disease therapeutics

			Ph 1	Ph 2	Ph 3	Commercial
Rare diseases	**Propionic acidemia**	mRNA-3927	●	●		
	Methylmalonic acidemia	mRNA-3705	●	●

Abbreviations: CMV, cytomegalovirus; EBV, Epstein-Barr virus; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; MIBC, muscle invasive bladder cancer; NMIBC, non-muscle invasive bladder cancer; NSCLC, non-small cell lung cancer; pCR, pathological complete response; RCC, renal cell carcinoma; RSV, respiratory syncytial virus.

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	$	%
Revenue:
Net product sales	$94	$114	$(20)	(18)%
Other revenue	51	28	23	82%
Total revenue	145	142	3	2%
Operating expenses:
Cost of sales	93	119	(26)	(22)%
Research and development	651	700	(49)	(7)%
Selling, general and administrative	216	230	(14)	(6)%
Total operating expenses	960	1,049	(89)	(8)%
Loss from operations	(815)	(907)	92	(10)%
Interest income	67	81	(14)	(17)%
Other (expense) income, net	(19)	8	(27)	(338)%
Loss before income taxes	(767)	(818)	51	(6)%
Provision for income taxes	15	7	8	114%
Net loss	$(782)	$(825)	$43	(5)%

	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	$	%
Revenue:
Net product sales	$446	$200	$246	123%
Other revenue	88	50	38	76%
Total revenue	534	250	284	114%
Operating expenses:
Cost of sales	1,048	209	839	401%
Research and development	1,300	1,556	(256)	(16)%
Selling, general and administrative	389	442	(53)	(12)%
Total operating expenses	2,737	2,207	530	24%
Loss from operations	(2,203)	(1,957)	(246)	13%
Interest income	139	171	(32)	(19)%
Other (expense) income, net	(37)	4	(41)	(1,025)%
Loss before income taxes	(2,101)	(1,782)	(319)	18%
Provision for income taxes	24	14	10	71%
Net loss	$(2,125)	$(1,796)	$(329)	18%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$70	$88	$143	$119
Europe	16	—	255	—
Rest of world	8	26	48	81
Total	$94	$114	$446	$200

Net product sales by product were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
COVID (1)	$91	$114	$436	$198
RSV	3	—	10	2
Total	$94	$114	$446	$200
_______
(1) Includes sales of Spikevax and mNEXSPIKE.

As of June 30, 2026, we have four approved products, our COVID vaccines, Spikevax and mNEXSPIKE, our RSV vaccine, mRESVIA, and our flu and COVID combination vaccine, mCOMBRIAX, which has received EC marketing authorization in the EU. We launched commercial sales of mNEXSPIKE in the third quarter of 2025. As of June 30, 2026, mCOMBRIAX had not been commercialized.

We sell our COVID vaccines, Spikevax and mNEXSPIKE, to the commercial market as well as to governments and international organizations. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Net product sales are recognized net of estimated wholesaler chargebacks, invoice discounts for prompt payments and pre-orders, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross product sales	$122	$176	$472	$281
Product sales provision:
Wholesaler chargebacks, discounts and fees	(50)	(62)	(39)	(84)
Returns, rebates and other fees	22	—	13	3
Total product sales provision adjustments	$(28)	$(62)	$(26)	$(81)
Net product sales	$94	$114	$446	$200

Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of June 30, 2026, we had deferred revenue of $265 million related to product sales, of which $207 million is expected to be realized in less than one year.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, licensing and royalty revenue, and stand-ready manufacturing revenue.

For the three months ended June 30, 2026, total revenue increased by $3 million, or 2%, compared to the same period in 2025. Net product sales decreased by $20 million, or 18%, primarily due to lower COVID vaccine sales in the United States and South America, partially offset by product deliveries in the United Kingdom. The decrease in net product sales was offset by higher stand-ready manufacturing revenue from related facilities and higher collaboration revenue, primarily related to our collaboration with Recordati for our investigational propionic acidemia therapeutic, mRNA-3927.

For the six months ended June 30, 2026, total revenue increased by $284 million, or 114%, compared to the same period in 2025. Net product sales increased by $246 million, or 123%, primarily due to higher COVID vaccine sales in international markets, driven by deliveries under long-term strategic partnerships with government entities. Other revenue also increased, primarily reflecting higher stand-ready manufacturing revenue, including from facilities that became operational during the second half of 2025, and higher collaboration revenue.

Product sales are expected to return to growth in 2026, supported by the full-year impact of long-term strategic partnerships with government entities.

Operating expenses

Cost of sales

Cost of sales for the three months ended June 30, 2026 was $93 million, which included inventory write-downs of $41 million, unutilized manufacturing capacity costs of $23 million, and third-party royalties of $11 million. Cost of sales for the six months ended June 30, 2026 was $1.0 billion, which included third-party royalties of $906 million, inventory write-downs of $79 million, and unutilized manufacturing capacity costs of $25 million. Third-party royalties included $6 million and $884 million for the three and six months ended June 30, 2026, respectively, related to the litigation settlement with Arbutus and Genevant and amortization of the associated intangible asset. Please refer to Note 12, Commitments and Contingencies, to our condensed consolidated financial statements for additional information. Inventory write-downs in 2026 primarily related to our finished and semi-finished vaccine inventory and raw materials relative to updated demand forecasts, shelf-life expiration and other adjustments. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges.

Cost of sales for the three months ended June 30, 2026 decreased by $26 million, or 22%, compared to the same period in 2025. Cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the three months ended June 30, 2026 was 74%, compared to 91% for the same period in 2025. The decreases were primarily due to lower unutilized manufacturing capacity costs. Cost of sales for the six months ended June 30, 2026 increased by $839 million, or 401%, compared to the same period in 2025. Cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the six months ended June 30, 2026 was 206%, compared to 91% for the same period in 2025. The increase was primarily driven by litigation settlement-related expenses. Excluding these expenses, cost of sales and cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the six months ended June 30, 2026 decreased by 59% and 65 percentage points, respectively, compared to the same period in 2025, primarily due to lower unutilized manufacturing capacity costs and losses on firm purchase commitments, partially offset by higher sales volume.

In 2026, we anticipate a modest decrease in cost of sales compared to 2025, reflecting continued manufacturing productivity improvements and operational efficiencies. This expectation excludes the impact of the settlement with Arbutus and Genevant, for which we recorded $884 million in cost of sales during the first half of 2026 and expect additional amortization expense in the remainder of the year. Excluding this impact, to the extent net product sales increase, cost of sales as a percentage of net product sales and stand-ready revenue will decrease moderately.

Research and development expenses

Research and development expenses decreased by $49 million, or 7%, for the three months ended June 30, 2026, compared to the same period in 2025. This reduction was primarily due to lower clinical trial expenses of $76 million, personnel-related costs and stock-based compensation of $27 million, and outside services of $18 million, partially offset by a $62 million benefit recognized in the second quarter of 2025 under the Blackstone research and development funding arrangement, due to revisions of prior period estimates. For the six months ended June 30, 2026, research and development expenses decreased by $256 million, or 16%, compared to the same period in 2025. This decrease primarily reflected lower clinical trial expenses of $119 million, personnel-related costs and stock-based compensation of $77 million, and outside services of $49 million. The lower clinical trial expenses for both periods were primarily driven by the wind-down of several late-stage programs, including the Company's flu plus COVID combination vaccine, as well as its congenital CMV and norovirus programs. The decrease in personnel-related costs and stock-based compensation for both periods primarily reflected portfolio reprioritization and associated resource realignment.

We anticipate a modest reduction in research and development expenses in 2026 compared to 2025, primarily driven by the wind-down of several late-stage programs, continued disciplined cost management, and a focused approach to pipeline execution. We remain committed to advancing our pipeline and late-stage programs, including our oncology and rare disease programs, while continuing to manage research and development investment levels in line with our long-term objectives.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $14 million, or 6%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by continued cost discipline across the organization, including reduced commercial and marketing-related spending, lower employee-related costs and other operating expenses. For the six months ended June 30, 2026, selling, general and administrative expenses decreased by $53 million, or 12%, compared to the same period in 2025. This decrease for the six-month period primarily reflected lower employee-related costs and stock-based compensation of $25 million, reduced commercial and marketing-related spending of $15 million, and lower other operating expenses. The decreases in both periods reflected continued cost discipline and efficiencies across the organization.

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

Interest income

For the three months ended June 30, 2026, interest income decreased by $14 million, or 17%, compared to the same period in 2025. For the six months ended June 30, 2026, interest income decreased by $32 million, or 19%, compared to the same period in 2025. The decrease in each period was primarily due to lower average investment balances and interest rates.

Other expense, net

The following tables summarize other expense, net for the periods presented (in millions):

	Three Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	$	%
Interest expense	$(17)	$(1)	$(16)	1,600%
Other (expense) income, net	(2)	9	(11)	(122)%
Total other (expense) income, net	$(19)	$8	$(27)	(338)%

	Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025	$	%
Loss on investments	$(1)	$(7)	$6	(86)%
Interest expense	(34)	(2)	(32)	1,600%
Other (expense) income, net	(2)	13	(15)	(115)%
Total other (expense) income, net	$(37)	$4	$(41)	(1,025)%

For the three and six months ended June 30, 2026, we recorded total other expense, net of $19 million and $37 million, respectively, compared to total other income, net of $8 million and $4 million for the same periods in 2025. The increase in other expense, net for the three and six months ended June 30, 2026, was largely driven by higher interest expense and lower net gains on foreign currency transactions. Interest expense is primarily related to our long-term debt issued in November 2025 and finance leases related to certain contract manufacturing service agreements. Please refer to Note 10 and Note 11 to our condensed consolidated financial statements for additional information.

Income taxes

Provision for income taxes increased by $8 million and $10 million, or 114% and 71%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily because certain of our foreign subsidiaries generated higher taxable income while we incurred a consolidated pre-tax loss. The effective tax rate continues to reflect the maintenance of our global valuation allowance, which limits our ability to recognize tax benefits from the losses. Please refer to Note 14 to our condensed consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of June 30, 2026 and December 31, 2025 (in millions):

	June 30,	December 31,
	2026	2025
Financial assets:
Cash and cash equivalents	$1,723	$2,595
Investments	3,415	3,204
Investments, non-current	1,772	2,336
Total	$6,910	$8,135

Working capital:
Current assets	$5,815	$6,544
Current liabilities	2,534	1,987
Total	$3,281	$4,557

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of June 30, 2026 decreased by $1.2 billion, or 15%, compared to December 31, 2025. The decrease in cash, cash equivalents and investments was primarily due to a net cash outflow from operating activities of $1.2 billion and purchases of property and equipment of $99 million during the six months ended June 30, 2026.

Working capital, defined as current assets less current liabilities, decreased by $1.3 billion, or 28%, as of June 30, 2026, compared to December 31, 2025. This was primarily driven by a decrease in cash, cash equivalents and current investments of $661 million to fund operations, an increase in accrued liabilities of $523 million, largely driven by the $950 million litigation settlement accrual partially offset by lower spend in the period, and a $196 million increase in deferred revenue primarily associated with advance payments for products, partially offset by a decrease in accounts payable of $150 million.

As of June 30, 2026, we did not have any off-balance sheet arrangements. For a discussion of our contractual obligations and commitments, refer to our 2025 Form 10-K.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,156)	$(1,956)
Investing activities	253	1,294
Financing activities	31	13

Operating activities

We derive cash flows from operations primarily from cash collected from customer advance payments and accounts receivable related to our product sales, as well as other revenue and funding arrangements. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. We sell our COVID and RSV vaccines to the commercial market as well as to governments and international organizations. Certain supply agreements include upfront payments, which are initially recorded as deferred revenue. In the U.S., our COVID and RSV vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers and healthcare providers. Wholesalers and distributors typically do not make upfront payments to us. In addition, we receive customer advance payments related to certain other revenue arrangements. As of June 30, 2026, we had $442 million in deferred revenue related to customer advance payments received or billable.

Net cash used in operating activities for the six months ended June 30, 2026 was $1.2 billion and consisted of net loss of $2.1 billion, non-cash adjustments of $337 million, and a net change in assets and liabilities of $632 million. Non-cash items primarily included stock-based compensation of $224 million and depreciation and amortization of $122 million. The net change in assets and liabilities was mainly due to an increase in accrued liabilities and accounts payable of $347 million, driven by the $950 million litigation settlement accrual, partially offset by lower spend during the period, an increase in deferred revenue of $195 million driven by customer advance payments, and a decrease in accounts receivable, net of $167 million due to timing of collections, partially offset by an increase in inventory of $126 million driven by increased production for the upcoming season.

Net cash used in operating activities decreased by $800 million, or 41%, during the six months ended June 30, 2026, compared to the same period in 2025, primarily attributable to a change in accrued liabilities and accounts payable of $945 million, largely driven by the $950 million litigation settlement accrual, partially offset by an increase in net loss of $329 million.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for facilities, manufacturing and laboratory equipment, and computer equipment and software, as well as business development activities.

Net cash provided by investing activities for the six months ended June 30, 2026 was $253 million, driven primarily by proceeds from maturities and sales of marketable securities of $2.3 billion, partially offset by purchases of marketable securities of $1.9 billion, and purchases of property and equipment of $99 million.

Net investing cash flows decreased by $1.0 billion, or 80%, during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a decrease in proceeds from maturities and sales of marketable securities of $2.2 billion, partially offset by a decrease in purchases of marketable securities of $1.2 billion, and a decrease in purchases of plant, property and equipment of $21 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $31 million, primarily related to proceeds from issuance of common stock through equity plans.

Net cash provided by financing activities increased by $18 million, or 138%, during the six months ended June 30, 2026, compared to the same period in 2025, mainly due to an increase in proceeds from issuance of common stock through equity plans of $25 million.

Operation and funding requirements

Our principal sources of funding as of June 30, 2026 consisted of cash and cash equivalents, investments, and cash we may generate from operations. We reported a net loss of $2.1 billion for the six months ended June 30, 2026 and net losses of $2.8 billion and $3.6 billion for the years 2025 and 2024, respectively. Historically, from our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. Following the authorization of our first commercial product in December 2020, we generated significant net income in both 2022 and 2021. We have retained earnings of $5.1 billion as of June 30, 2026.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on our intismeran autogene, norovirus, and flu plus COVID combination vaccine candidates, our other oncology programs, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our collaborators or alliances. We may also incur additional costs related to postmarketing commitments, though the timing and scope of such commitments remain uncertain. In addition, we have substantial facility, lease and purchase obligations, as well as the $950 million litigation settlement obligation accrued as of June 30, 2026, which was paid in July 2026. We have entered into various collaboration and licensing agreements, as well as research and development funding arrangements with third parties. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

In November 2025, we entered into a Credit and Guaranty Agreement (Credit Agreement) with lenders led by Ares Capital Corporation, as administrative agent, providing for a term loan facility with aggregate commitments of $1.5 billion. As of June 30, 2026, we had drawn $600 million under the initial term loan. The Credit Agreement also provides for $900 million of delayed draw term loan commitments, consisting of $400 million available, subject to applicable conditions, through November 2027 and $500 million available, subject to applicable conditions and specified regulatory approval milestones, through November 2028. Borrowings under the Credit Agreement bear interest at a variable rate based on Term SOFR or a base rate, at our option, plus an applicable margin, with interest payable periodically and the principal amount due in full at maturity in November 2030. The Credit Agreement includes customary affirmative and negative covenants, with which we were in compliance as of June 30, 2026. See Note 11 to our condensed consolidated financial statements for additional information.

We believe that our cash, cash equivalents, and investments as of June 30, 2026, together with cash expected to be generated from product sales and available borrowings under our credit facility, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. In July 2026, we paid the $950 million litigation settlement that was accrued as of June 30, 2026. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023 and 2024, and this trend continued in 2025 as the market transitions to a more competitive and commercially driven environment, with broader external factors continuing to affect market dynamics. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2026 compared to those disclosed in our 2025 Form 10-K.

Contractual Obligations

As of June 30, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and six months ended June 30, 2026.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including those described under the heading “Legal Proceedings” in our 2025 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A., “Risk Factors,” of our 2025 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property” and “Risks related to the manufacturing of our commercial products and product candidates.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

Sanofi Patent Litigation

In July 2026, Translate Bio, Inc., Translate Bio MA, Inc., Sanofi Vaccines US, Inc., and VaxServe, Inc. (all subsidiaries of Sanofi SA), filed a complaint against us in the U.S. District Court for the District of New Jersey asserting that our manufacture and sale of our COVID and RSV vaccines infringe U.S. patents related to compositions and methods for mRNA delivery. The complaint seeks a judgment of infringement of the asserted patents and unspecified damages.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended June 30, 2026, there were no shares repurchased. As of June 30, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2025 Form 10-K.

Item 5. Other Information

During the three months ended June 30, 2026, the following directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company took the following actions regarding trading arrangements with respect to our securities:

On May 4, 2026, Stéphane Bancel, our Chief Executive Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), which had been entered into on November 28, 2025, and was scheduled to commence as early as May 13, 2026, with a termination date of August 10, 2026. The plan provided for the potential sale of up to 751,715 shares of the Company’s common stock. No shares of common stock were sold under the plan prior to its termination.

Mr. Bancel has two stock option awards that will reach their ten-year expiration on August 10, 2026, including an option to purchase 558,394 shares and an option to purchase 193,321 shares. Mr. Bancel also has a stock option award to purchase 642,201 shares that will reach its ten-year expiration on February 23, 2027. Collectively, these awards are referred to as the “Bancel Expiring Options.”

On May 4, 2026, Mr. Bancel adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Bancel 10b5-1 Plan). Between August 5, 2026, and February 26, 2027, the Bancel 10b5-1 Plan provides for the exercise of the Bancel Expiring Options and the sale of the number of shares of common stock necessary to cover the applicable exercise price, applicable withholding taxes, and related transaction costs. Mr. Bancel intends to retain the remaining shares of common stock acquired upon exercise. The Bancel 10b5-1 Plan expires on February 26, 2027, or upon the earlier completion of all authorized transactions under the plan.

Stephen Hoge, our President, has a stock option award to purchase 458,715 shares that will reach its ten-year expiration on February 23, 2027, and a stock option to purchase 1,834,862 shares that will reach its ten-year expiration on October 3, 2027 (together, the Hoge Expiring Options). On June 15, 2026, Dr. Hoge adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Hoge 10b5-1 Plan). Between September 14, 2026, and September 17, 2027, the Hoge 10b5-1 Plan provides for (i) the exercise of 917,431 of the Hoge Expiring Options and the sale of the shares of common stock acquired upon exercise and (ii) the exercise of the rest of the Hoge Expiring Options and the sale of the number of shares of common stock necessary to cover the applicable exercise price, applicable withholding taxes, and related transaction costs. Dr. Hoge intends to retain the remaining shares of common stock acquired upon exercise. The Hoge 10b5-1 Plan expires on September 17, 2027, or upon the earlier completion of all authorized transactions under the plan.

On June 15, 2026, Abbas Hussain, one of our directors, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Hussain 10b5-1 Plan). Beginning on May 6, 2027, the Hussain 10b5-1 Plan provides for a one-time sale of up to 2,930 shares of the Company’s common stock to satisfy tax obligations in connection with the vesting of an equity award. The Hussain 10b5-1 Plan expires on June 11, 2027, or upon the earlier completion of all authorized transactions under the Hussain 10b5-1 Plan.

On June 9, 2026, James Mock, our Chief Financial Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Mock 10b5-1 Plan). Between September 9, 2026 and March 1, 2027, the Mock 10b5-1 Plan provides for the potential sale of up to 15,000 shares of the Company’s common stock and for the potential exercise of vested stock options and the associated sale of up to 19,836 shares of the Company’s common stock. The Mock 10b5-1 Plan covers an aggregate maximum number of 34,836 shares of common stock. The Mock 10b5-1 Plan expires on March 1, 2027, or upon the earlier completion of all authorized transactions under the Mock 10b5-1 Plan.

On May 5, 2026, Shannon Klinger, our Chief Legal Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Klinger 10b5-1 Plan). Between September 8, 2026 and September 1, 2027, the Klinger 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 31,805 shares of the Company’s common stock. The Klinger 10b5-1 Plan expires on September 10, 2027, or upon the earlier completion of all authorized transactions under the Klinger 10b5-1 Plan.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index
3.1*	Second Amended and Restated By-laws of Moderna, Inc., as amended
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith

+	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERNA, INC.

Date:	By:	/s/ Stéphane Bancel
July 31, 2026
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
July 31, 2026
James M. Mock
Chief Financial Officer
(Principal Financial Officer)