Form 10-Q
period 2026-09-30
Moderna, Inc.
filed 2026-11-06
CIK 1682852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of October 30, 2026, there were 404,620,975 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains express or implied forward-looking statements. All statements other than those of historical facts contained in this Form 10-Q are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•our ability to drive use of our commercial products and expectations regarding sales growth in 2026;

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

•the potential of intismeran and our oncology portfolio more broadly;

•the progress of the clinical development program for intismeran and the potential of intismeran in other tumor types and across settings;

•the favorable trend in overall survival data for intismeran;

•encouraging activity observed in the Phase 1/2 study of mRNA-2808;

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

•the outcome of ongoing legal proceedings;

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

Item 1. Financial Statements

MODERNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,195	$2,595
Investments	3,976	3,204
Accounts receivable, net	1,367	184
Inventory	313	153
Prepaid expenses and other current assets	493	408
Total current assets	7,344	6,544
Investments, non-current	2,805	2,336
Property, plant and equipment, net	2,036	2,134
Right-of-use assets, operating leases	687	719
Other non-current assets	596	605
Total assets	$13,468	$12,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259	$317
Accrued liabilities	1,395	1,386
Deferred revenue	268	99
Other current liabilities	106	185
Total current liabilities	2,028	1,987
Deferred revenue, non-current	139	153
Operating lease liabilities, non-current	630	653
Financing lease liabilities, non-current	—	20
Long-term debt	591	590
Convertible notes	2,958	—
Other non-current liabilities	285	285
Total liabilities	6,631	3,688
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001; 162 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 1,600 shares authorized as of September 30, 2026 and December 31, 2025; 404 and 394 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,569	1,382
Accumulated other comprehensive income	8	45
Retained earnings	5,260	7,223
Total stockholders’ equity	6,837	8,650
Total liabilities and stockholders’ equity	$13,468	$12,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net product sales	$1,273	$973	$1,719	$1,172
Other revenue	40	43	128	94
Total revenue	1,313	1,016	1,847	1,266
Operating expenses:
Cost of sales	318	207	1,366	416
Research and development	583	801	1,883	2,357
Selling, general and administrative	282	268	671	710
Total operating expenses	1,183	1,276	3,920	3,483
Income (loss) from operations	130	(260)	(2,073)	(2,217)
Interest income	62	73	201	244
Other (expense) income, net	(21)	—	(58)	4
Income (loss) before taxes	171	(187)	(1,930)	(1,969)
Provision for income taxes	9	13	33	27
Net income (loss)	$162	$(200)	$(1,963)	$(1,996)

Earnings (loss) per share
Basic	$0.40	$(0.51)	$(4.93)	$(5.15)
Diluted	$0.38	$(0.51)	$(4.93)	$(5.15)

Weighted average common shares used in calculation of earnings (loss) per share
Basic	401	390	398	388
Diluted	430	390	398	388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$162	$(200)	$(1,963)	$(1,996)
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Unrealized (losses) gains on available-for-sale securities	(13)	5	(34)	26
Less: net realized gains (losses) on available-for-sale securities reclassified in net income (loss)	2	—	1	(1)
Net (decrease) increase from available-for-sale securities	(11)	5	(33)	25
Pension and postretirement obligation adjustments	—	2	—	3
(Losses) gains on foreign currency translation	—	(3)	(4)	9
Total other comprehensive (loss) income	(11)	4	(37)	37
Comprehensive income (loss)	$151	$(196)	$(2,000)	$(1,959)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	399	$—	$1,644	$19	$5,098	$6,761
Vesting of restricted common stock units	1	—	—	—	—	—
Exercise of options to purchase common stock	4	—	130	—	—	130
Tax payments related to net share settlements on equity awards	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	127	—	—	127
Purchase of capped calls related to convertible notes	—	—	(329)	—	—	(329)
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)
Net income	—	—	—	—	162	162
Balance at September 30, 2026	404	$—	$1,569	$8	$5,260	$6,837

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	389	$—	$1,127	$23	$8,249	$9,399
Vesting of restricted common stock	2	—	—	—	—	—
Exercise of options to purchase common stock	—	—	2	—	—	2
Stock-based compensation	—	—	125	—	—	125
Other comprehensive income, net of tax	—	—	—	4	—	4
Net loss	—	—	—	—	(200)	(200)
Balance at September 30, 2025	391	$—	$1,254	$27	$8,049	$9,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	394	$—	$1,382	$45	$7,223	$8,650
Vesting of restricted common stock	4	—	—	—	—	—
Exercise of options to purchase common stock	6	—	162	—	—	162
Tax payments related to net share settlements on equity awards	—	—	(7)	—	—	(7)
Issuance of common stock under employee stock purchase plan	—	—	10	—	—	10
Stock-based compensation	—	—	351	—	—	351
Purchase of capped calls related to convertible notes	—	—	(329)	—	—	(329)
Other comprehensive loss, net of tax	—	—		(37)	—	(37)
Net loss	—	—	—	—	(1,963)	(1,963)
Balance at September 30, 2026	404	$—	$1,569	$8	$5,260	$6,837

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	386	$—	$866	$(10)	$10,045	$10,901
Vesting of restricted common stock	5	—	—	—	—	—
Exercise of options to purchase common stock	—	—	7	—	—	7
Tax payments related to net share settlements on equity awards	—	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	—	—	12	—	—	12
Stock-based compensation	—	—	370	—	—	370
Other comprehensive income, net of tax	—	—	—	37	—	37
Net loss	—	—	—	—	(1,996)	(1,996)
Balance at September 30, 2025	391	$—	$1,254	$27	$8,049	$9,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODERNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(1,963)	$(1,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	351	370
Depreciation and amortization	190	148
Amortization/accretion of investments	(33)	(54)
Loss on equity investments, net	2	5
Other non-cash items	17	50
Changes in assets and liabilities:
Accounts receivable, net	(1,184)	(703)
Prepaid expenses and other assets	(28)	(84)
Inventory	(159)	(213)
Right-of-use assets, operating leases	31	28
Accounts payable	(32)	(114)
Accrued liabilities	35	(196)
Deferred revenue	160	108
Operating lease liabilities	(23)	(15)
Other liabilities	(79)	(137)
Net cash used in operating activities	(2,715)	(2,803)
Investing activities
Purchases of marketable securities	(5,149)	(4,221)
Proceeds from maturities of marketable securities	2,388	4,634
Proceeds from sales of marketable securities	1,519	1,744
Purchases of property, plant and equipment	(146)	(153)
Purchase of intangible asset	(74)	(10)
Net cash (used in) provided by investing activities	(1,462)	1,994
Financing activities
Proceeds from issuance of convertible notes	3,000	—
Payments for issuance costs related to convertible notes	(43)	—
Purchase of capped calls related to convertible notes	(329)	—
Proceeds from issuance of common stock through equity plans	172	19
Tax payments related to net share settlements on equity awards	(7)	(1)
Changes in financing lease liabilities	(17)	(6)
Net cash provided by financing activities	2,776	12
Effect of changes in exchange rates on cash and cash equivalents	—	2
Net decrease in cash, cash equivalents and restricted cash	(1,401)	(795)
Cash, cash equivalents and restricted cash, beginning of year	2,597	1,929
Cash, cash equivalents and restricted cash, end of period	$1,196	$1,134
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$32	$42

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. As of September 30, 2026, we had five approved products—Spikevax® and mNEXSPIKE® , our COVID vaccines; mRESVIA®, our vaccine against respiratory syncytial virus (RSV); our flu plus COVID combination vaccine, which was authorized for individuals 50 years of age and older in Europe (marketed as mCOMBRIAX®) and in Canada (marketed as mCOFLU®); and mFLUSIVA® , our influenza vaccine, which was approved in the United States and Canada for individuals 50 years of age and older.

In addition to our commercial products, we are advancing a diverse pipeline of development candidates across infectious disease vaccines, oncology therapeutics, and rare disease therapeutics. Within our oncology therapeutics modality, we and Merck & Co., Inc. (Merck) are jointly developing intismeran autogene (mRNA-4157) , a novel investigational mRNA-based individualized neoantigen therapy. We and Merck are advancing a robust clinical development program for intismeran, which currently consists of nine total Phase 2 and Phase 3 clinical trials across multiple tumor types and stages of disease.

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

The condensed consolidated financial statements include Moderna, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those described in our 2025 Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. We anticipate seasonal fluctuations in demand for our COVID, influenza and RSV vaccines, with higher sales expected during the fall and winter seasons.

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

The components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 were as follows (in millions):

	Unrealized Gains (losses) on Available-for-Sale Debt Securities	Pension and Postretirement Obligation Adjustments	Gains (Losses) on Foreign Currency Translation	Total
Accumulated other comprehensive income, balance at December 31, 2025	$38	$4	$3	$45
Other comprehensive loss	(17)	—	(3)	(20)
Accumulated other comprehensive income, balance at March 31, 2026	$21	$4	$—	$25
Other comprehensive loss	(5)	—	(1)	(6)
Accumulated other comprehensive income, balance at June 30, 2026	$16	$4	$(1)	$19
Other comprehensive loss	(11)	—	—	(11)
Accumulated other comprehensive income, balance at September 30, 2026	$5	$4	$(1)	$8

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 30,
	2026	2025
Cash and cash equivalents	$1,195	$1,132
Restricted cash(1)	—	1
Restricted cash, non-current(2)	1	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,196	$1,134
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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract. This ASU expands the scope exceptions in the derivatives guidance to exclude certain non-exchange-traded contracts with underlyings based on the operations or activities of one of the parties to the contract, including the occurrence or nonoccurrence of an event specific to those operations or activities. The ASU also clarifies that share-based noncash consideration received from a customer in exchange for goods or services should be accounted for as noncash consideration under ASC 606 unless and until the entity’s right to receive or retain such consideration becomes unconditional. The ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. We early adopted this ASU in the third quarter of 2026, and the adoption did not have a material impact on our condensed consolidated financial statements and disclosures.

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

3. Net Product Sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$771	$782	$914	$901
Europe	314	16	569	16
Rest of world	188	175	236	255
Total	$1,273	$973	$1,719	$1,172

Net product sales by product type were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
COVID(1)	$1,244	$971	$1,680	$1,168
RSV	29	2	39	4
Total	$1,273	$973	$1,719	$1,172
_______
(1) Includes sales of Spikevax and mNEXSPIKE.

As of September 30, 2026, we have five approved products, our COVID vaccines, Spikevax and mNEXSPIKE, our RSV vaccine, mRESVIA, our flu plus COVID combination vaccine, mCOMBRIAX, and our influenza vaccine, mFLUSIVA. We launched commercial sales of mNEXSPIKE in the third quarter of 2025. In April 2026, mCOMBRIAX was approved by the European Commission for the prevention of influenza disease and COVID-19 in adults 50 years of age and older. As of September 30, 2026, mCOMBRIAX had not been commercialized. In August 2026, mFLUSIVA was approved by the U.S. Food and Drug Administration (FDA) for the prevention of influenza disease in adults 50 years of age and older, and we launched commercial sales of mFLUSIVA in September 2026. Net product sales of mFLUSIVA were immaterial for the quarter, reflecting the timing of the approval and launch relative to the 2026–2027 influenza contracting season, as well as uncertainty regarding uptake of mFLUSIVA during the season.

We sell our vaccines to the commercial market as well as to governments and international organizations. In the U.S., our vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers, healthcare providers and government entities. Wholesalers and distributors typically do not make upfront payments to us. Net product sales are recognized net of estimated chargebacks, fulfillment fees, prompt-pay discounts, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross product sales	$2,597	$1,971	$3,069	$2,251
Product sales provision:
Chargebacks, discounts and fees	(1,070)	(762)	(1,109)	(846)
Returns, rebates and other fees	(254)	(236)	(241)	(233)
Total product sales provision adjustments	$(1,324)	$(998)	$(1,350)	$(1,079)
Net product sales	$1,273	$973	$1,719	$1,172

The following table summarizes the activities related to product sales provision recorded as accrued liabilities for the nine months ended September 30, 2026 (in millions):

Returns and other fees
Balance at December 31, 2025	$(509)
Provision related to sales made in current period	(300)
Provision related to sales made in prior periods	59
Payments and returns related to sales made in current period	1
Payments and returns related to sales made in prior year	149
Balance at September 30, 2026	$(600)

4. Other Revenue

The following table summarizes other revenue for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stand-ready manufacturing revenue	$31	$20	$94	$49
Collaboration revenue (Note 5)	8	7	28	12
Grant revenue	1	14	3	20
Licensing and royalty revenue	—	2	3	13
Total other revenue	$40	$43	$128	$94

5. Collaboration Agreements and Research and Development Funding Arrangement

Merck – Individualized Neoantigen Therapy (Intismeran Autogene)

In June 2016, we entered into a Collaboration and License Agreement, which was subsequently amended in 2018, with Merck for the development and commercialization of individualized neoantigen therapy (INT), which has been assigned the generic name intismeran autogene.

In September 2022, Merck exercised its option for intismeran, including mRNA-4157, pursuant to the terms of the agreement and in October 2022 paid us an option exercise fee of $250 million. Following this exercise, the Merck Participation Term commenced. Pursuant to the agreement, we and Merck have agreed to collaborate on development and potential commercialization of intismeran, with costs and any profits or losses generally shared equally on a worldwide basis, subject to certain exceptions as outlined in the agreement. During the development phase, we are primarily responsible for process development and the manufacture of intismeran materials, while Merck generally leads clinical trials. We concluded that the collaboration arrangement under the Merck Participation Term is within the scope of ASC 808. For the three and nine months ended September 30, 2026, we recognized expenses, net of Merck's reimbursements, of $95 million and $293 million, respectively, related to the INT collaboration under the Merck Participation Term. For the three and nine months ended September 30, 2025, these expenses were $101 million and $304 million, respectively.

Additionally, for the three and nine months ended September 30, 2026, the net cost recovery for capital expenditures was $1 million and $3 million, respectively. For the three and nine months ended September 30, 2025, this amount was $1 million and $19 million, respectively. These amounts were applied to reduce the capitalized cost of the assets.

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

Development and Commercialization Funding Arrangement with Blackstone Life Sciences (Blackstone)

In March 2024, we entered into a development and commercialization funding arrangement with Blackstone, under which Blackstone has committed to providing up to $750 million in funding to us. This funding supports the development of our investigational mRNA-based influenza vaccine. Given the substantive transfer of financial risk to Blackstone, we account for this arrangement as an obligation to conduct research and development activities. The funding is recognized as a reduction to the expenses of our mRNA-based influenza program. This reduction is recognized proportionally as the related costs are incurred, based on an input method. Changes in estimated costs to complete the funded activities may result in cumulative adjustments to the amount of funding recognized in a reporting period. For the three and nine months ended September 30, 2026, we recorded expense reductions of $69 million and $143 million, respectively. For the three and nine months ended September 30, 2025, we recorded research and development expense reductions of $25 million and $274 million, respectively.

Following the first commercial sale of mFLUSIVA in September 2026, Blackstone became entitled to receive low single-digit percentage royalties and up to $750 million in sales milestone payments. These payments are based on net sales of our influenza and combination vaccines, with sales milestone payments contingent upon achieving specified cumulative net sales targets. No royalties or milestone payments were accrued as of September 30, 2026.

6. Financial Instruments

Cash and Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, and available-for-sale securities by significant investment category as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$1,195	$—	$—	$1,195	$1,195	$—	$—
Available-for-sale:
Certificates of deposit	34	—	—	34	—	34	—
U.S. treasury bills	824	—	—	824	—	824	—
U.S. treasury notes	2,652	—	(14)	2,638	—	1,489	1,149
Corporate debt securities	3,244	—	(11)	3,233	—	1,629	1,604
Government debt securities	53	—	(1)	52	—	—	52
Total	$8,002	$—	$(26)	$7,976	$1,195	$3,976	$2,805

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non- Current Marketable Securities
Cash and cash equivalents	$2,595	$—	$—	$2,595	$2,595	$—	$—
Available-for-sale:
Certificates of deposit	91	—	—	91	—	86	5
U.S. treasury bills	653	—	—	653	—	653	—
U.S. treasury notes	2,188	5	(3)	2,190	—	1,185	1,005
Corporate debt securities	2,535	6	(1)	2,540	—	1,250	1,290
Government debt securities	66	—	—	66	—	30	36
Total	$8,128	$11	$(4)	$8,135	$2,595	$3,204	$2,336

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,985	$3,976
Due after one year through five years	2,822	2,805
Total	$6,807	$6,781

	December 31, 2025
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,199	$3,204
Due after one year through five years	2,334	2,336
Total	$5,533	$5,540

In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.

Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any impairment that is not credit related is recognized in other comprehensive loss, net of applicable taxes. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. We did not recognize any impairment charges related to available-for-sale securities for the three and nine months ended September 30, 2026 and 2025. We did not record any credit-related allowance for available-for-sale securities as of September 30, 2026 and December 31, 2025.

The following table summarizes the amount of gross unrealized losses and the estimated fair value for our available-for-sale securities in an unrealized loss position by the length of time the securities have been in an unrealized loss position as of September 30, 2026 and December 31, 2025 (in millions):

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2026:
U.S. treasury bills	$—	$801	$—	$—	$—	$801
U.S. treasury notes	(12)	2,181	(2)	211	(14)	2,392
Corporate debt securities	(11)	2,337	—	28	(11)	2,365
Government debt securities	(1)	52	—	—	(1)	52
Total	$(24)	$5,371	$(2)	$239	$(26)	$5,610

As of December 31, 2025:
U.S. treasury bills	$—	$111	$—	$—	$—	$111
U.S. treasury notes	(1)	176	(2)	235	(3)	411
Corporate debt securities	—	608	(1)	40	(1)	648
Government debt securities	—	36	—	8	—	44
Total	$(1)	$931	$(3)	$283	$(4)	$1,214

As of September 30, 2026 and December 31, 2025, we held 368 and 108 available-for-sale securities, respectively, out of our total investment portfolio that were in a continuous unrealized loss position. We neither intend to sell these investments, nor do we believe that we are more-likely-than-not to conclude we will have to sell them before recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions):

	Fair value at September 30, 2026	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$624	$624	$—
Certificates of deposit	34	—	34
U.S. treasury bills	1,009	—	1,009
U.S. treasury notes	2,638	—	2,638
Corporate debt securities	3,519	—	3,519
Government debt securities	52	—	52
Equity investments(1)	2	2	—
Derivative instruments	5	—	5
Total	$7,883	$626	$7,257
Liabilities:
Derivative instruments	$1	$—	$1

	Fair value at December 31, 2025	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market funds	$963	$963	$—
Certificates of deposit	91	—	91
U.S. treasury bills	1,445	—	1,445
U.S. treasury notes	2,190	—	2,190
Corporate debt securities	3,163	—	3,163
Government debt securities	66	—	66
Equity Investments(1)	6	6	—
Derivative instruments	1	—	1
Total	$7,925	$969	$6,956
Liabilities:
Derivative instruments	$4	$—	$4
_______
(1)Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in other expense, net, in our condensed consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, we did not have non-financial assets or liabilities measured at fair value on a recurring basis and did not have any Level 3 financial assets or financial liabilities.

For the three and nine months ended September 30, 2026, we recognized no net gain or loss and recognized a net loss of $2 million, respectively, on equity investments from changes in fair value of the securities. For the three and nine months ended September 30, 2025, we recognized a net gain of $3 million and a net loss of $5 million, respectively, on equity investments from changes in fair value of the securities.

Fair Value of Other Financial Instruments

We estimate the fair value of our term loan and convertible notes using Level 2 inputs. The fair value of the term loan approximates its carrying value as of September 30, 2026 and December 31, 2025, as the instrument bears interest at a variable rate that reflects current market rates. As of September 30, 2026, the estimated fair value of our convertible notes was approximately $3.6 billion, based on quoted market prices in an inactive market. See Note 11 for additional information.

7. Inventory

Inventory as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Raw materials	$145	$91
Work in progress	64	29
Finished goods	104	33
Total inventory	$313	$153

Inventory, non-current(1)	$69	$114
_______
(1)Consisted of raw materials with an anticipated consumption beyond one year. Inventory, non-current is included in other non-current assets in the condensed consolidated balance sheets.

Inventory write-downs as a result of excess, obsolescence, scrap or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, inventory write-downs were $54 million and $133 million, respectively. For the three and nine months ended September 30, 2025, inventory write-downs were $67 million and $147 million, respectively. For the three and nine months ended September 30, 2026, there were no losses on firm purchase commitments. For the three and nine months ended September 30, 2025, losses on firm purchase commitments were $7 million and $24 million, respectively.

Inventory write-downs were mainly related to inventory in excess of expected demand, shelf-life expiration and other inventory adjustments. Losses on firm purchase commitments were primarily related to excess raw material purchase commitments that will expire before the anticipated consumption of those raw materials.

As of September 30, 2026 and December 31, 2025, we had inventory on hand of $382 million and $267 million, respectively, inclusive of inventory for our COVID, influenza and RSV vaccines. Our raw materials and work-in-progress inventory have variable shelf lives. We expect that the majority of this inventory will be consumed over the next three years. The shelf life of Spikevax is nine to twelve months. mNEXSPIKE has a shelf life of twelve months. mFLUSIVA has a shelf life of twelve months. The shelf life of mRESVIA is eighteen months.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Land and land improvements	$77	$78
Building and building improvements	1,220	1,183
Manufacturing and laboratory equipment	558	542
Leasehold improvements	409	403
Furniture, fixtures and other	40	39
Computer equipment and software	208	196
Construction in progress	302	298
Right-of-use assets, financing (Note 10)	132	132
Total	2,946	2,871
Less: Accumulated depreciation	(910)	(737)
Property, plant and equipment, net	$2,036	$2,134

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2026 was $61 million and $173 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended September 30, 2025 was $51 million and $145 million, respectively.

9. Other Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Accounts receivable	$2,608	$368
Less: Allowance for doubtful accounts	(6)	(3)
Less: Chargebacks, discounts and fees	(1,235)	(181)
Accounts receivable, net	$1,367	$184

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Prepaid services	$160	$169
Research and development funding receivable (Note 5)	100	—
Down payments and prepayments related to manufacturing and materials	66	61
Interest receivable	45	42
Value added tax receivable	43	37
Prepaid income tax and income tax receivable	40	41
Collaboration receivable (Note 5)	—	13
Other current assets	39	45
Prepaid expenses and other current assets	$493	$408

Other Non-Current Assets

Other non-current assets, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Income tax receivable, non-current	$161	$161
Finite-lived intangible assets, net(1)	102	45
Down payments and prepayments, non-current	87	100
Deferred tax assets	82	81
Inventory, non-current(2)	69	114
Goodwill	52	52
Other	43	52
Other non-current assets	$596	$605
_______
(1)Includes a $60 million intangible asset related to a license recognized in connection with the settlement agreement with Arbutus and Genevant. See Note 12 for additional details.
(2)Consisted of raw materials with an anticipated consumption beyond one year.

Accrued Liabilities

Accrued liabilities, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Provisions related to product sales (Note 3)	$600	$509
Compensation-related	320	420
Other external goods and services	130	57
Manufacturing	116	140
Development operations	64	106
Royalties	58	31
Raw materials	46	30
Commercial	25	23
Property, plant and equipment	18	45
Clinical trials	18	20
Loss on future firm purchase commitments(1)	—	5
Accrued liabilities	$1,395	$1,386
______
(1) Related to losses that are expected to arise from firm, non-cancellable, commitments for future raw material purchases (Note 7).

Other Current Liabilities

Other current liabilities, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Lease liabilities - financing (Note 10)	$27	$25
Lease liabilities - operating (Note 10)	23	17
Collaboration liabilities (Note 5)	12	—
Research and development funding liability (Note 5)	8	43
Estimated reimbursements to wholesalers, distributors and customers	—	84
Other	36	16
Other current liabilities	$106	$185

Other Non-Current Liabilities

Other non-current liabilities, as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Tax liabilities	$258	$249
Other	27	36
Other non-current liabilities	$285	$285

Deferred Revenue

The following table summarizes the activities in deferred revenue for the nine months ended September 30, 2026 (in millions):

	December 31, 2025	Additions	Deductions	September 30, 2026
Net product sales	$107	$171	$(60)	$218
Other revenue	145	167	(123)	189
Total deferred revenue	$252	$338	$(183)	$407

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

Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30,	December 31,
	2026	2025
Assets:
Right-of-use assets, operating, net(1) (2)	$687	$719
Right-of-use assets, financing, net(3) (4)	24	42
Total	$711	$761

Liabilities:
Current:
Operating lease liabilities(5)	$23	$17
Financing lease liabilities(5)	27	25
Total current lease liabilities	50	42
Non-current:
Operating lease liabilities, non-current	630	653
Financing lease liabilities, non-current	—	20
Total non-current lease liabilities	630	673
Total	$680	$715
_______
(1)These assets are real estate related assets, which include land, office, manufacturing, and laboratory spaces.
(2)Net of accumulated amortization.
(3)These assets are related to contract manufacturing service agreements.
(4)Included in property, plant and equipment in the condensed consolidated balance sheets, net of accumulated depreciation.
(5)Included in other current liabilities in the condensed consolidated balance sheets.

Future minimum lease payments under our non-cancelable lease agreements as of September 30, 2026, were as follows (in millions):

Fiscal Year		Operating Leases	Financing Leases
2026	(remainder of the year)	$12	$9
2027		78	19
2028		81	—
2029		82	—
2030		80	—
Thereafter		679	—
Total minimum lease payments		1,012	28
Less amounts representing interest or imputed interest		(359)	(1)
Present value of lease liabilities		$653	$27

11. Credit Agreement and Convertible Notes

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to, at our option, (i) Term SOFR plus a margin of 5.50% or (ii) a base rate plus a margin of 4.50%. The base rate is calculated as the highest of (a) the Wall Street Journal prime rate, (b) the federal funds rate plus one half of one percent and (c) Term SOFR plus one percent. We are also required to pay commitment fees on the undrawn portions of DDTL-1 and DDTL-2. The interest rate applicable to the initial term loan was approximately 9.23% and 9.38% as of September 30, 2026 and December 31, 2025, respectively.

The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by a first-priority lien on substantially all of our assets, in each case subject to customary exceptions and limitations. The Credit Agreement is subject to compliance with customary representations and warranties, affirmative covenants, restrictive covenants and events of default. The restrictive covenants, subject to specified limitations and exceptions, limit, among other things, our ability to incur additional indebtedness and liens, make certain investments, engage in certain fundamental changes, dispose of assets and make restricted payments. Events of default under the Credit Agreement include, among others, nonpayment of principal, interest or other amounts when due, failure to comply with covenants (subject to applicable notice and cure periods), breaches of certain representations and warranties, the occurrence of certain significant adverse events and certain insolvency-related events. The Credit Agreement also includes a financial covenant requiring us to maintain minimum cash and cash equivalents (as defined in the Credit Agreement, which primarily consist of our cash, cash equivalents, and available-for-sale securities) as of the last business day of each week of at least $500 million, increasing to $750 million if more than $1.0 billion is drawn under the Credit Agreement. The financial covenant is not required to be tested at any time that the trailing 30-day average market capitalization of the Company exceeds $5.0 billion and is subject to a customary equity cure. As of September 30, 2026 and December 31, 2025, we were in compliance with the applicable terms and covenants under the Credit Agreement.

As of September 30, 2026 and December 31, 2025, the initial term loan had an outstanding principal balance of $600 million and a carrying amount of $591 million and $590 million, respectively, net of unamortized original issue discount and debt issuance costs. The carrying amount was classified as long-term debt in our condensed consolidated balance sheet. No amounts had been drawn under DDTL-1 or DDTL-2. The principal amount of $600 million is due in full at maturity, and no principal payments are required prior to that date.

Convertible Notes

On September 1, 2026, we issued $3.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes), which included the exercise in full of the initial purchasers’ option to purchase an additional $400 million aggregate principal amount of the 2032 Notes. The 2032 Notes are our senior unsecured obligations and mature on March 1, 2032, unless earlier converted, redeemed or repurchased. The 2032 Notes do not bear regular interest, and the principal amount of the 2032 Notes does not accrete. Special interest may accrue under certain circumstances as provided in the indenture governing the 2032 Notes.

Prior to the close of business on the business day immediately preceding December 1, 2031, holders may convert all or any portion of the 2032 Notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending December 31, 2026, if the last reported sale price of our common stock is at least 150% of the then-current conversion price for at least 20 trading days during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2032 Notes for each trading day during such period is less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; (iii) if we call the 2032 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, with respect to the 2032 Notes called for redemption; or (iv) upon the occurrence of certain specified corporate events. On or after December 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2032 Notes at any time.

Upon conversion, we may elect to settle the 2032 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock. The initial conversion rate is 4.7487 shares of our common stock per $1,000 principal amount of the 2032 Notes, equivalent to an initial conversion price of approximately $210.58 per share. The initial conversion price represents a premium of approximately 47.5% over the closing price of our common stock on August 27, 2026. Based on the initial conversion rate, the 2032 Notes are initially convertible into approximately 14 million shares of our common stock and, in certain limited circumstances, may be convertible into a maximum of approximately 21 million shares. The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, following certain corporate events occurring prior to maturity or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for holders who elect to convert their 2032 Notes in connection with such corporate event or during the related redemption period.

We may redeem for cash all or any portion of the 2032 Notes, at our option, on or after September 6, 2029 and before the 21st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the then-current conversion price for at least 20 trading days during any 30 consecutive trading day period, including the last trading day of such period, ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption. The redemption price is equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any. If we undergo a fundamental change, as defined in the indenture, holders may, subject to certain conditions, require us to repurchase for cash all or any portion of their 2032 Notes at a price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid special interest, if any. The conditions allowing holders to convert the 2032 Notes were not met as of September 30, 2026.

We received net proceeds of approximately $3.0 billion from the issuance of the 2032 Notes, net of issuance costs. The 2032 Notes are accounted for in their entirety as a liability, as the embedded conversion features are indexed to our common stock and meet the criteria for the own-equity scope exception from derivative accounting. Debt issuance costs of approximately $43 million associated with the 2032 Notes are being amortized to interest expense over the contractual term of the 2032 Notes using the effective interest method. As of September 30, 2026, the net carrying amount of the 2032 Notes was $3.0 billion, net of unamortized debt issuance costs of $42 million, and was classified as a long-term liability on our condensed consolidated balance sheet.

Capped Call Transactions

On August 27, 2026, in connection with the pricing of the 2032 Notes, and on August 28, 2026, in connection with the exercise in full of the initial purchasers’ option to purchase additional 2032 Notes, we entered into privately negotiated capped call transactions (the Capped Call Transactions) with certain financial institutions. We paid an aggregate premium of $329 million for the Capped Call Transactions using a portion of the net proceeds from the issuance of the 2032 Notes. The Capped Call Transactions are call options on our common stock and initially cover, subject to customary adjustments, approximately 14 million shares of our common stock, corresponding to the number of shares initially underlying the 2032 Notes. The Capped Call Transactions have an initial strike price of approximately $210.58 per share, which corresponds to the initial conversion price of the 2032 Notes, and an initial cap price of approximately $392.62 per share, representing a premium of approximately 175% over the closing price of our common stock on August 27, 2026. The strike price, cap price and number of shares underlying the Capped Call Transactions are subject to adjustment under certain circumstances.

The Capped Call Transactions are expected generally to reduce potential dilution to our common stock upon conversion of the 2032 Notes and/or offset potential cash payments we may be required to make in excess of the principal amount of converted 2032 Notes, in each case to the extent the market price of our common stock, determined in accordance with the terms of the Capped Call Transactions, exceeds the strike price, with such reduction in potential dilution and/or offset of cash payments subject to the cap price.

The Capped Call Transactions are separate transactions from the 2032 Notes and are indexed to our common stock and qualify for equity classification. Accordingly, we recorded the $329 million purchase price as a reduction to additional paid-in capital on our condensed consolidated balance sheet, and the Capped Call Transactions are not subsequently remeasured.

12. Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and claims. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of September 30, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

On March 3, 2026, we entered into a settlement agreement with Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant, and with Arbutus, Arbutus/Genevant) resolving all litigation worldwide, including between the parties in the U.S. District Court for the District of Delaware. The settlement resolves all worldwide Arbutus/Genevant litigation related to Spikevax and mRESVIA and provides certainty going forward for our full infectious disease portfolio, including mNEXSPIKE, mCOMBRIAX, mFLUSIVA and our future vaccine pipeline, with no future royalties owed. Under the terms of the agreement, we agreed to make a lump sum payment of $950 million, which we paid in July 2026. In the three months ended March 31, 2026, we recorded $876 million in cost of sales and capitalized $74 million as an intangible asset on the settlement date, representing the estimated value attributed to a license to certain intellectual property rights, which is being amortized on a straight-line basis over an estimated useful life of approximately three years. As of September 30, 2026, the carrying value of the intangible asset was $60 million. Consistent with the terms of the settlement agreement, we have appealed the District Court’s decision related to 28 U.S.C. § 1498 to the Federal Circuit Court of Appeals and could be required to make an additional payment of up to $1.3 billion depending on the outcome of the appeal. As of September 30, 2026, no accrual has been recorded for this amount as a loss is not considered probable.

The following summarizes our other significant legal proceedings and matters outstanding as of September 30, 2026.

We brought patent-infringement actions against Pfizer Inc. (Pfizer), BioNTech SE (BioNTech) and related entities in the U.S., Germany, the Netherlands, the UK, Ireland and Belgium concerning our mRNA platform technology and disease-specific vaccine designs. Pfizer and BioNTech commenced actions or asserted defenses seeking to revoke our patents in these jurisdictions. In September 2026, the Technical Board of Appeal of the European Patent Office revoked our European Patent No. 3 590 949 in all contracting states, including Germany, the Netherlands, the UK, Ireland, and Belgium. Following this decision, the related national proceedings in Belgium, Ireland, and the Netherlands have been dismissed. Proceedings in Germany and the UK remain pending awaiting the written decision of the Technical Board of Appeal.

We have filed a complaint against Pfizer, BioNTech, and certain of their affiliates in the Hamburg Local Division of the Unified Patent Court (UPC) asserting a European Patent concerning modified mRNA vaccines formulated in lipid nanoparticles.

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

CureVac Manufacturing GmbH has filed a complaint against us and certain of our affiliates in the Hague Local Division of the UPC asserting a European patent related to mRNA production and purification methods.

CureVac SE has filed complaints against certain of our affiliates in Spain and Switzerland asserting a European patent related to mRNA compositions with increased guanine and cytosine content.

Translate Bio, Inc., Translate Bio MA, Inc., Sanofi Vaccines US, Inc., and VaxServe, Inc. (all subsidiaries of Sanofi SA) have filed a complaint against us in the U.S. District Court for the District of New Jersey asserting U.S. patents related to compositions and methods for mRNA delivery.

Shareholder class action and shareholder derivative complaints were brought against us in the U.S. District Court for the District of Massachusetts related to statements about our RSV vaccine (mRNA-1345). The class action litigation was dismissed with prejudice and the decision is subject to appeal.

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

Through the three and nine months ended September 30, 2026 and the year ended December 31, 2025, we had not experienced any material losses related to these indemnification obligations, and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

For the three and nine months ended September 30, 2026, we recognized $65 million and $971 million, respectively, of royalty expenses associated with our product sales, including amortization of certain intangible assets. The royalty expense recognized for the three and nine months ended September 30, 2026 included $6 million and $890 million, respectively, related to the litigation settlement with Arbutus and Genevant. For the three and nine months ended September 30, 2025, we recognized $43 million and $54 million, respectively, of royalty expenses. These royalty expenses were recorded to cost of sales in our condensed consolidated statements of operations.

Additionally, we have other in-license agreements with third parties which require us to make future development, regulatory and commercial milestone payments and sales-based royalties for specified products associated with the agreements. The achievement of these milestones have not yet occurred as of September 30, 2026.

13. Stock-Based Compensation and Share Repurchase Programs

Stock-Based Compensation

The following table presents the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	$28	$37	$81	$117
Restricted Stock Units (RSUs)	87	84	247	240
Performance Stock Units (PSUs)	10	2	17	5
Employee Stock Purchase Plan (ESPP)	2	2	6	8
Total	$127	$125	$351	$370

Cost of sales	$18	$7	$34	$21
Research and development	62	74	190	224
Selling, general and administrative	47	44	127	125
Total	$127	$125	$351	$370

As of September 30, 2026, there was $722 million of total unrecognized compensation cost related to unvested stock-based compensation with respect to options, RSUs and PSUs granted. That cost is expected to be recognized over a weighted-average period of 2.6 years as of September 30, 2026.

Share Repurchase Programs

As of September 30, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock (the 2022 Repurchase Programs) remains outstanding, with no expiration date. There were no shares repurchased during the three and nine months ended September 30, 2026 or 2025.

14. Income Taxes

The following table summarizes our income tax expense for the periods presented (in millions, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before taxes	$171	$(187)	$(1,930)	$(1,969)
Provision for income taxes	$9	$13	$33	$27
Effective tax rate	5.3%	(6.9)%	(1.7)%	(1.4)%

The effective tax rate for the three months ended September 30, 2026 was lower than the statutory rate, primarily due to our expected full-year loss position and the continued maintenance of our global valuation allowance, which limits our ability to recognize tax benefits associated with the loss. For the nine months ended September 30, 2026, the effective tax rate was higher than the statutory rate, primarily because certain of our foreign subsidiaries generated taxable income while we incurred a consolidated pre-tax loss and maintained a global valuation allowance that limits our ability to recognize tax benefits from the loss. The effective tax rate for the three and nine months ended September 30, 2026 continued to be significantly impacted by the maintenance of our global valuation allowance. For additional details regarding our deferred tax assets and the policies governing our valuation allowance, please refer to Note 14 to our consolidated financial statements in our 2025 Form 10-K.

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

We file income tax returns in the U.S. and various state, local and foreign jurisdictions. The income tax returns of all material taxing jurisdictions remain open to tax examination for all tax years since our date of incorporation in those jurisdictions. As of September 30, 2026, we are under audit in various U.S. and foreign jurisdictions. No adjustments to our tax positions have been proposed at this time.

15. Net Earnings (Loss) per Share

The computation of basic earnings (loss) per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method for equity awards and the if-converted method for our convertible notes.

Basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 were calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$162	$(200)	$(1,963)	$(1,996)
Interest expense on the convertible notes, net of tax	1	—	—	—
Net income (loss), for use in diluted EPS	$163	$(200)	$(1,963)	$(1,996)
Denominator:
Basic weighted-average common shares outstanding	401	390	398	388
Effect of dilutive securities:
Equity awards	24	—	—	—
Convertible notes	5	—	—	—
Diluted weighted-average common shares outstanding	430	390	398	388

Basic EPS	$0.40	$(0.51)	$(4.93)	$(5.15)
Diluted EPS	$0.38	$(0.51)	$(4.93)	$(5.15)

Common stock equivalents excluded from the EPS computation above because their inclusion would have been anti-dilutive (in millions):
Equity awards	3	45	37	45
Convertible notes	—	—	14	—
Total	3	45	51	45

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

Since our founding in 2010, we have transformed from a research-stage company advancing programs in the field of mRNA to a commercial enterprise with a diverse clinical portfolio of vaccines and therapeutics across several modalities, a broad intellectual property portfolio and integrated manufacturing capabilities that allow for rapid clinical and commercial production at scale. We currently have five approved products—Spikevax® and mNEXSPIKE®, our COVID vaccines; mRESVIA®, our vaccine against respiratory syncytial virus (RSV); our flu plus COVID combination vaccine, which was authorized for individuals 50 years of age and older in Europe (marketed as mCOMBRIAX®) and in Canada (marketed as mCOFLU®); and mFLUSIVA® , our influenza vaccine, which was approved in the United States and Canada for individuals 50 years of age and older.

In addition to our commercial products, we are advancing a diverse pipeline of development candidates across infectious disease vaccines, oncology therapeutics, and rare disease therapeutics. Within our oncology therapeutics modality, we and Merck & Co., Inc. (Merck) are jointly developing intismeran autogene (mRNA-4157), a novel investigational mRNA-based individualized neoantigen therapy. We and Merck are advancing a robust clinical development program for intismeran, which currently consists of nine total Phase 2 and Phase 3 clinical trials across multiple tumor types and stages of disease.

Business Highlights

Positive Phase 3 Results for Intismeran Autogene in Adjuvant Melanoma

In August 2026, we and Merck announced positive topline results from the Phase 3 INTerpath-001 trial evaluating adjuvant treatment with intismeran in combination with KEYTRUDA (pembrolizumab), Merck's anti-PD-1 therapy, in patients with completely resected stage IIB-IV melanoma. At a pre-specified interim analysis, the trial met its primary endpoint of recurrence-free survival (RFS) and a key secondary endpoint of distant metastasis-free survival (DMFS), with the combination demonstrating statistically significant and clinically meaningful improvements in RFS and DMFS compared with KEYTRUDA alone. RFS measures the time until disease recurrence or death, and DMFS measures the time until distant metastasis or death.

In October 2026, we and Merck presented detailed positive RFS and DMFS results during Presidential Symposium I at the European Society for Medical Oncology (ESMO) Congress 2026. After a median follow-up of 24.6 months, intismeran in combination with KEYTRUDA significantly reduced the risk of recurrence or death by 42% (HR=0.58 [95% CI, 0.45–0.75]; two-sided p<0.001). Intismeran plus KEYTRUDA also significantly reduced the risk of distant metastasis or death by 38% (HR=0.62 [95% CI, 0.45–0.85]; two-sided p=0.002) compared to KEYTRUDA alone. The improvements observed in RFS and DMFS were generally consistent across pre-specified patient subgroups. Overall survival (OS) data are not yet mature, but a favorable trend in OS with intismeran plus KEYTRUDA has been observed. The study remains ongoing to further evaluate OS and other key endpoints. The safety profile of intismeran plus KEYTRUDA was generally consistent with previously reported studies of the combination, with no new safety signals observed.

The efficacy of the intismeran immunization plus KEYTRUDA in the first six months was comparable with KEYTRUDA alone for risk of recurrence or death (HR=0.99 [95% CI, 0.66–1.49]) and risk of distant metastasis or death (HR=1.01 [95% CI, 0.58–1.79]). At six months, following the intismeran immunization regimen, a pre-specified sensitivity analysis of the primary endpoint showed the addition of intismeran plus KEYTRUDA reduced the risk of recurrence or death by 58% (HR=0.42 [95% CI, 0.30–0.58]) and reduced the risk of distant metastasis or death by half (HR=0.50 [95% CI, 0.34–0.73]) compared to KEYTRUDA alone.

FDA Approval and Commercial Launch of mFLUSIVA

In August 2026, the U.S. Food and Drug Administration (FDA) approved mFLUSIVA (mRNA-1010), our seasonal influenza vaccine, for use in adults 50 years of age and older. The approval for adults 50 through 64 years of age was based on results from a randomized, observer-blind, active-controlled Phase 3 clinical trial that enrolled 40,805 adults across 11 countries. The primary objectives of the study were to evaluate the safety and reactogenicity of mFLUSIVA and its relative vaccine efficacy compared with a standard-dose influenza vaccine against reverse transcription polymerase chain reaction (RT-PCR)-confirmed protocol-defined influenza-like illness caused by influenza A or B strains. For adults 65 years of age and older, accelerated approval was based on results from a separate randomized, observer-blind, active-controlled clinical trial that enrolled 2,992 adults in the United States. The primary objective of this study was to evaluate the immunogenicity of mFLUSIVA compared with a high-dose inactivated influenza vaccine. Effectiveness in this population was also supported by a descriptive analysis of relative vaccine efficacy from the Phase 3 efficacy study described above. Clinical benefit in adults 65 years of age and older will be further assessed in a postmarketing confirmatory clinical trial. The Phase 3 program demonstrated an acceptable safety profile, with no new safety concerns identified.

We launched commercial sales of mFLUSIVA in the United States in September 2026 for the 2026–2027 respiratory virus season. We have also received approval for mFLUSIVA in Canada. mRNA-1010 is also under regulatory review in the European Union, Australia and Taiwan.

Issuance of Convertible Senior Notes

In September 2026, we issued $3.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes) and received net proceeds of approximately $3.0 billion. The 2032 Notes mature in March 2032, unless earlier converted, redeemed or repurchased, do not bear regular interest and, upon conversion, may be settled in cash, shares of our common stock or a combination of cash and shares, at our election. In connection with the issuance of the 2032 Notes, we entered into capped call transactions at an aggregate cost of $329 million, with the transactions expected generally to reduce potential dilution to our common stock upon conversion of the 2032 Notes and/or offset potential cash payments in excess of the principal amount of converted notes, subject to a cap. We intend to use the remaining net proceeds for general corporate purposes, which may include investments in the growth of our oncology business and repayment of debt. See Note 11 to our condensed consolidated financial statements for additional information.

Total Revenue and Net Loss Per Share

For the third quarter of 2026, we recognized total revenue of $1.3 billion, compared to $1.0 billion for the third quarter of 2025. Diluted earnings per share was $0.38 for the third quarter of 2026, compared to loss per share of $(0.51) for the third quarter of 2025.

Additional Program Developments

Infectious Disease Vaccines

•COVID vaccines: In August 2026, we announced that the FDA has approved the supplemental Biologics License Applications (sBLA) for the 2026-2027 formulas for Spikevax and mNEXSPIKE, containing the JN.1-lineage XFG subvariant of SARS-CoV-2 to help prevent COVID-19.

•Seasonal flu + COVID vaccine: We received regulatory approval in Canada for mCOFLU, our seasonal flu + COVID combination vaccine. The vaccine is also approved in the EU under the brand name mCOMBRIAX. The vaccine remains under regulatory review in additional markets, including Japan, the UK and Australia. We continue to await further guidance from the FDA regarding refiling in the United States.

•Norovirus vaccine: Following the Phase 3 interim analysis, which did not meet the statistical criteria for early success, we do not plan to initiate an additional cohort this season. We intend to engage with health authorities to determine the programs path forward.

•Bundibugyo ebolavirus vaccine: In August 2026, we announced initiation of a Phase 1 clinical trial of mRNA-1469, our investigational vaccine against bundibugyo ebolavirus. The trial will evaluate safety and immune response for a strain of Ebola virus disease with no licensed vaccines indicated, and is being conducted in Canada as part of our expanded collaboration with the Coalition for Epidemic Preparedness Innovations (CEPI). In November 2026, we announced that mRNA-1469 has been recommended to advance into a Phase 2/3 efficacy study in the Democratic Republic of Congo (DRC), supported by encouraging preclinical and Phase 1 clinical data.

Oncology Therapeutics

•Intismeran autogene: We are advancing mRNA-4157 in collaboration with Merck evaluating the safety and efficacy of intismeran in combination with KEYTRUDA and other anti-cancer therapies, and as a monotherapy. The INTerpath program currently consists of nine total Phase 2 and Phase 3 clinical trials underway across multiple tumor types and stages of disease, including three ongoing Phase 3 trials in non-small cell lung cancer (NSCLC). Additional studies include a Phase 2b trial in adjuvant melanoma and Phase 1 study exploring adjuvant pancreatic ductal adenocarcinoma, perioperative gastric carcinoma and perioperative NSCLC.

•mRNA-2808: An abstract was accepted for oral presentation at the American Society of Hematology (ASH) Annual Meeting in December 2026.

Our Pipeline

The following chart shows our current pipeline of development programs across our several modalities.

Infectious disease vaccines

Category	Program	Product	Phase
Respiratory viruses	**COVID-19 vaccine**	Spikevax®	Commercial
	COVID-19 vaccine	mNEXSPIKE®	Commercial
	RSV vaccine	mRESVIA®	Commercial
	Flu + COVID vaccine	mCOMBRIAX®	Commercial
	Flu vaccine	mFLUSIVA®	Commercial
	Pandemic Flu vaccine (in collaboration with CEPI*)	mRNA-1018	Ph 3
	RSV + hMPV vaccine	mRNA-1365	Ph 1
	RSV vaccine for adolescents + pediatrics	mRNA-1345	Ph 2
Enteric viruses	**Norovirus vaccines**	mRNA-1403	Ph 3
		mRNA-1405	Ph 2
Latent viruses	**CMV vaccine** for transplant recipients	mRNA-1647	Ph 2
	EBV vaccine to prevent infectious mononucleosis	mRNA-1189	Ph 2
	EBV vaccine in multiple sclerosis	mRNA-1195	Ph 2
	HIV vaccine (in collaboration with IAVI)	mRNA-1645	Ph 1
Bacterial	**Lyme disease vaccines**	mRNA-1975	Ph 2
		mRNA-1982	Ph 2
Public health	**Bundibugyo ebolavirus vaccine**	mRNA-1469	Ph 1
	Nipah vaccine	mRNA-1215	Ph 1
	Mpox vaccine	mRNA-1769	Ph 2

Oncology therapeutics

Category	Program	Product	Phase
Intismeran autogene (partnered with Merck)	**Adjuvant melanoma**	mRNA-4157	Ph 3
	Adjuvant NSCLC	mRNA-4157	Ph 3
	Adjuvant NSCLC non-pCR post neoadjuvant	mRNA-4157	Ph 3
	Adjuvant Stage 1 NSCLC	mRNA-4157	Ph 3
	Adjuvant renal cell carcinoma (RCC)	mRNA-4157	Ph 2
	Adjuvant bladder cancer (MIBC)	mRNA-4157	Ph 2
	Bladder cancer (NMIBC)	mRNA-4157	Ph 2
	Metastatic melanoma	mRNA-4157	Ph 2
	First-line metastatic squamous NSCLC	mRNA-4157	Ph 2
	Early and advanced solid tumors	mRNA-4157	Ph 1
Cancer antigen therapies	**Advanced solid tumors**	mRNA-4359	Ph 2
	Solid tumors	mRNA-4106	Ph 1
	Solid tumors	mRNA-4200	Ph 1
	Lynch Syndrome	mRNA-4194	Ph 1
T-cell engagers	**Multiple myeloma**	mRNA-2808	Ph 1
Cell therapy enhancers	**Solid tumors** (in collaboration with Immatics)	mRNA-4203 + anzu-cel (IMA203)	Ph 1

Rare disease therapeutics

Category	Program	Product	Phase
Rare diseases	**Propionic acidemia**	mRNA-3927	Ph 2
	Methylmalonic acidemia	mRNA-3705	Ph 2

Abbreviations: CMV, cytomegalovirus; EBV, Epstein-Barr virus; HIV, human immunodeficiency virus; hMPV, human metapneumovirus; MIBC, muscle invasive bladder cancer; NMIBC, non-muscle invasive bladder cancer; NSCLC, non-small cell lung cancer; pCR, pathological complete response; RCC, renal cell carcinoma; RSV, respiratory syncytial virus.

Results of operations

The following table summarizes our condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	$	%
Revenue:
Net product sales	$1,273	$973	$300	31%
Other revenue	40	43	(3)	(7)%
Total revenue	1,313	1,016	297	29%
Operating expenses:
Cost of sales	318	207	111	54%
Research and development	583	801	(218)	(27)%
Selling, general and administrative	282	268	14	5%
Total operating expenses	1,183	1,276	(93)	(7)%
Income (loss) from operations	130	(260)	390	150%
Interest income	62	73	(11)	(15)%
Other (expense) income, net	(21)	—	(21)	(100)%
Income (loss) before taxes	171	(187)	358	191%
Provision for income taxes	9	13	(4)	(31)%
Net income (loss)	$162	$(200)	$362	181%

	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	$	%
Revenue:
Net product sales	$1,719	$1,172	$547	47%
Other revenue	128	94	34	36%
Total revenue	1,847	1,266	581	46%
Operating expenses:
Cost of sales	1,366	416	950	228%
Research and development	1,883	2,357	(474)	(20)%
Selling, general and administrative	671	710	(39)	(5)%
Total operating expenses	3,920	3,483	437	13%
Loss from operations	(2,073)	(2,217)	144	(6)%
Interest income	201	244	(43)	(18)%
Other (expense) income, net	(58)	4	(62)	(1,550)%
Loss before income taxes	(1,930)	(1,969)	39	(2)%
Provision for income taxes	33	27	6	22%
Net loss	$(1,963)	$(1,996)	$33	(2)%

Revenue

Net product sales

Net product sales by customer geographic location were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$771	$782	$914	$901
Europe	314	16	569	16
Rest of world	188	175	236	255
Total	$1,273	$973	$1,719	$1,172

Net product sales by product were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
COVID(1)	$1,244	$971	$1,680	$1,168
RSV	29	2	39	4
Total	$1,273	$973	$1,719	$1,172
_______
(1) Includes sales of Spikevax and mNEXSPIKE.

As of September 30, 2026, we have five approved products, our COVID vaccines, Spikevax and mNEXSPIKE, our RSV vaccine, mRESVIA, our flu and COVID combination vaccine, mCOMBRIAX, which has received European Commission marketing authorization in the EU, and our influenza vaccine, mFLUSIVA, which has been approved in the United States. We launched commercial sales of mNEXSPIKE in the third quarter of 2025. As of September 30, 2026, mCOMBRIAX had not been commercialized. In August 2026, mFLUSIVA was approved by the FDA for the prevention of influenza disease in adults 50 years of age and older, and we launched commercial sales of mFLUSIVA in September 2026. Net product sales of mFLUSIVA were immaterial for the quarter, reflecting the timing of the approval and launch relative to the 2026–2027 influenza contracting season, as well as uncertainty regarding uptake of mFLUSIVA during the season.

We sell our vaccines to the commercial market as well as to governments and international organizations. In the U.S., our vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers, healthcare providers and government entities. Net product sales are recognized net of estimated chargebacks, fulfillment fees, prompt-pay discounts, provisions for sales returns and government rebates, and other related deductions.

The following table summarizes product sales provision adjustments for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross product sales	$2,597	$1,971	$3,069	$2,251
Product sales provision:
Chargebacks, discounts and fees	(1,070)	(762)	(1,109)	(846)
Returns, rebates and other fees	(254)	(236)	(241)	(233)
Total product sales provision adjustments	$(1,324)	$(998)	$(1,350)	$(1,079)
Net product sales	$1,273	$973	$1,719	$1,172

Certain agreements may include upfront payments for our vaccine supply, initially recorded as deferred revenue. As of September 30, 2026, we had deferred revenue of $218 million related to product sales, of which $160 million is expected to be realized in less than one year.

Other revenue

Other revenue comprises grant revenue, collaboration revenue, licensing and royalty revenue, and stand-ready manufacturing revenue.

For the three months ended September 30, 2026, total revenue increased by $297 million, or 29%, compared to the same period in 2025, primarily driven by a $300 million, or 31%, increase in net product sales. For the nine months ended September 30, 2026, total revenue increased by $581 million, or 46%, compared to the same period in 2025, primarily driven by a $547 million, or 47%, increase in net product sales. The increase in net product sales in both periods was mainly due to higher COVID vaccine sales in international markets, driven by deliveries under long-term strategic partnerships with government entities. Net product sales in the U.S. were generally consistent with the corresponding periods in 2025. Other revenue remained relatively consistent for the three months ended September 30, 2026 compared to the same period in 2025. For the nine months ended September 30, 2026, other revenue increased by $34 million, or 36%, compared to the same period, primarily due to higher stand-ready manufacturing revenue, including from facilities that became operational during the second half of 2025, and higher collaboration revenue, mainly related to our collaboration with Recordati for our investigational propionic acidemia therapeutic, mRNA-3927.

Product sales are expected to return to growth in 2026, supported by the full-year impact of long-term strategic partnerships with government entities.

Operating expenses

Cost of sales

Cost of sales for the three months ended September 30, 2026 was $318 million, which included third-party royalties of $65 million, inventory write-downs of $54 million, and unutilized manufacturing capacity costs of $29 million. Cost of sales for the nine months ended September 30, 2026 was $1.4 billion, which included third-party royalties of $971 million, inventory write-downs of $133 million, and unutilized manufacturing capacity costs of $54 million. Third-party royalties included $6 million and $890 million for the three and nine months ended September 30, 2026, respectively, related to the litigation settlement with Arbutus and Genevant and amortization of the associated intangible asset. Please refer to Note 12, Commitments and Contingencies, to our condensed consolidated financial statements for additional information. Inventory write-downs in 2026 primarily related to our finished and semi-finished vaccine inventory and raw materials relative to updated demand forecasts, shelf-life expiration and other adjustments. Please refer to Note 7 to our condensed consolidated financial statements for inventory related charges.

Cost of sales for the three months ended September 30, 2026 increased by $111 million, or 54%, compared to the same period in 2025. Cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the three months ended September 30, 2026 was 24%, compared to 21% for the same period in 2025. The increases were primarily due to higher product sales volume and higher unutilized manufacturing costs. Cost of sales for the nine months ended September 30, 2026 increased by $950 million, or 228%, compared to the same period in 2025. Cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the nine months ended September 30, 2026 was 75%, compared to 34% for the same period in 2025. The increase was primarily driven by litigation settlement-related expenses. Excluding these expenses, cost of sales increased by 14%, while cost of sales as a percentage of net product sales and stand-ready manufacturing revenue for the nine months ended September 30, 2026 decreased by eight percentage points compared to the same period in 2025. The increase in cost of sales was primarily due to higher product sales volume, partially offset by lower inventory write-downs and the absence of losses on firm purchase commitments recorded in the prior year. The decrease in cost of sales as a percentage of net product sales and stand-ready manufacturing revenue primarily reflected sales growth outpacing the increase in underlying cost of sales.

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

Research and development expenses

Research and development expenses decreased by $218 million, or 27%, for the three months ended September 30, 2026, compared to the same period in 2025. This reduction was primarily due to lower clinical trial expenses of $127 million, including a $33 million benefit recognized under the Blackstone research and development funding arrangement resulting from a revision to prior-period estimates, and lower personnel-related costs and stock-based compensation of $75 million. For the nine months ended September 30, 2026, research and development expenses decreased by $474 million, or 20%, compared to the same period in 2025. This decrease primarily reflected lower clinical trial expenses of $246 million, personnel-related costs and stock-based compensation of $152 million, and outside services of $58 million. The lower clinical trial expenses for both periods were primarily driven by reduced spending on several late-stage studies, including those related to our flu plus COVID combination vaccine, congenital CMV, RSV and norovirus programs. For the nine-month period, these reductions were partially offset by higher spending on oncology programs and COVID postmarketing commitments. The decrease in personnel-related costs and stock-based compensation for both periods primarily reflected portfolio reprioritization and associated resource realignment.

We anticipate a reduction in research and development expenses in 2026 compared to 2025, primarily driven by the wind-down of several late-stage programs, continued disciplined cost management, and a focused approach to pipeline execution. We remain committed to advancing our pipeline and late-stage programs, including our oncology and rare disease programs, while continuing to manage research and development investment levels in line with our long-term objectives.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $14 million, or 5%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher legal expenses, partially offset by reduced commercial and marketing-related spending, lower employee-related costs and other operating expenses. For the nine months ended September 30, 2026, selling, general and administrative expenses decreased by $39 million, or 5%, compared to the same period in 2025. This decrease for the nine-month period primarily driven by lower employee-related costs of $27 million, reduced commercial and marketing-related spending of $24 million, and lower other operating expenses, partially offset by higher legal expense. The reduction in commercial and marketing-related spending and other operating expenses reflected continued cost discipline and efficiencies across the organization.

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

Interest income

For the three months ended September 30, 2026, interest income decreased by $11 million, or 15%, compared to the same period in 2025. For the nine months ended September 30, 2026, interest income decreased by $43 million, or 18%, compared to the same period in 2025. The decrease in each period was primarily due to lower average investment balances and interest rates.

Other (expense) income, net

The following tables summarize other expense, net for the periods presented (in millions):

	Three Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	$	%
(Loss) gain on investments	$(1)	$4	$(5)	(125)%
Interest expense	$(18)	$—	$(18)	100%
Other expense, net	(2)	(4)	2	(50)%
Total other (expense) income, net	$(21)	$—	$(21)	(100)%

	Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025	$	%
Loss on investments	$(2)	$(3)	$1	(33)%
Interest expense	(52)	(2)	(50)	2,500%
Other (expense) income, net	(4)	9	(13)	(144)%
Total other (expense) income, net	$(58)	$4	$(62)	(1,550)%

For the three and nine months ended September 30, 2026, we recorded total other expense, net of $21 million and $58 million, respectively, compared to total other income, net of an immaterial amount and $4 million for the same periods in 2025. The increase in other expense, net for the three and nine months ended September 30, 2026, was largely driven by higher interest expense. Interest expense is primarily related to our term loan issued in November 2025, our convertible notes issued in September 2026, and finance leases related to certain contract manufacturing service agreements. Please refer to Note 10 and Note 11 to our condensed consolidated financial statements for additional information.

Income taxes

Provision for income taxes was $9 million and $33 million for the three and nine months ended September 30, 2026, respectively, compared to $13 million and $27 million for the same periods in 2025. The provision primarily resulted from taxable income generated by certain of our foreign subsidiaries. The effective tax rate continues to reflect the maintenance of our global valuation allowance, which limits our ability to recognize tax benefits associated with our expected full-year loss. Please refer to Note 14 to our condensed consolidated financial statements for additional details.

Liquidity and capital resources

The following table summarizes our cash, cash equivalents, investments and working capital as of September 30, 2026 and December 31, 2025 (in millions):

	September 30,	December 31,
	2026	2025
Financial assets:
Cash and cash equivalents	$1,195	$2,595
Investments	3,976	3,204
Investments, non-current	2,805	2,336
Total	$7,976	$8,135

Working capital:
Current assets	$7,344	$6,544
Current liabilities	2,028	1,987
Total	$5,316	$4,557

Our cash, cash equivalents and investments are invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting primarily of government and corporate debt securities, are stated at fair value. Cash, cash equivalents and investments as of September 30, 2026 decreased by $159 million, or 2%, compared to December 31, 2025. The decrease in cash, cash equivalents and investments was primarily due to a net cash outflow from operating activities of $2.7 billion, partly offset by net proceeds of $2.6 billion from the issuance of convertible notes, after payments for the related capped call transactions, during the nine months ended September 30, 2026.

Working capital, defined as current assets less current liabilities, increased by $759 million, or 17%, as of September 30, 2026, compared to December 31, 2025. This was primarily driven by an increase in accounts receivable, net of $1.2 billion, driven by product sales in the quarter, partly offset by a decrease in cash, cash equivalents and current investments of $628 million to fund operations.

As of September 30, 2026, we did not have any off-balance sheet arrangements. For a discussion of our contractual obligations and commitments, refer to our 2025 Form 10-K.

Cash flow

The following table summarizes the primary sources and uses of cash for each period presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(2,715)	$(2,803)
Investing activities	(1,462)	1,994
Financing activities	2,776	12

Operating activities

We derive cash flows from operations primarily from cash collected from customer advance payments and accounts receivable related to our product sales, as well as other revenue and funding arrangements. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business. We sell our vaccines to the commercial market as well as to governments and international organizations. Certain supply agreements include upfront payments, which are initially recorded as deferred revenue. In the U.S., our vaccines are sold primarily to wholesalers and distributors, and to a lesser extent, directly to retailers, healthcare providers and government entities. Wholesalers and distributors typically do not make upfront payments to us. In addition, we receive customer advance payments related to certain other revenue arrangements. As of September 30, 2026, we had $407 million in deferred revenue related to customer advance payments received or billable.

Net cash used in operating activities for the nine months ended September 30, 2026 was $2.7 billion and consisted of net loss of $2.0 billion, non-cash adjustments of $527 million, and a net change in assets and liabilities of $1.3 billion. Non-cash items primarily included stock-based compensation of $351 million and depreciation and amortization of $190 million. The net change in assets and liabilities was mainly due to an increase in accounts receivable, net of $1.2 billion, driven by sales in the quarter and timing of collections, and an increase in inventory of $159 million driven by increased production for the 2026/2027 respiratory season, partially offset by an increase in deferred revenue of $160 million driven by customer advance payments.

Net cash used in operating activities decreased by $88 million, or 3%, during the nine months ended September 30, 2026, compared to the same period in 2025, primarily attributable to a change in accrued liabilities and accounts payable of $313 million as the reduction in spending was less pronounced than in the prior year, together with favorable changes in inventory, prepaid expenses and other assets, deferred revenue and other liabilities, primarily due to timing of purchases, payments and customer advances. These changes were partially offset by an increase in accounts receivable, net of $481 million driven by higher product sales.

Investing activities

Our primary investing activities consist of purchases, sales, and maturities of our investments, capital expenditures for facilities, manufacturing and laboratory equipment, and computer equipment and software, as well as business development activities.

Net cash used in investing activities for the nine months ended September 30, 2026 was $1.5 billion, driven primarily by purchases of marketable securities of $5.1 billion, and purchases of property and equipment of $146 million, partially offset by proceeds from maturities and sales of marketable securities of $3.9 billion.

Net investing cash flows decreased by $3.5 billion, or 173%, during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a decrease in proceeds from maturities and sales of marketable securities of $2.5 billion and an increase in purchases of marketable securities of $928 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $2.8 billion, primarily related to net proceeds from the issuance of convertible notes of $2.6 billion, after payments for the related capped call transactions.

Net cash provided by financing activities increased by $2.8 billion, during the nine months ended September 30, 2026, compared to the same period in 2025, mainly due to net proceeds of $2.6 billion from the issuance of convertible notes, after payments for the related capped call transactions, and an increase in proceeds from issuance of common stock through equity plans of $153 million.

Operation and funding requirements

Our principal sources of funding as of September 30, 2026 consisted of cash and cash equivalents, investments, and cash we may generate from operations. We reported a net loss of $2.0 billion for the nine months ended September 30, 2026 and net losses of $2.8 billion and $3.6 billion for the years 2025 and 2024, respectively. Historically, from our inception to the end of 2020, we incurred significant losses from operations due to our significant research and development expenses. Following the authorization of our first commercial product in December 2020, we generated significant net income in both 2022 and 2021. We have retained earnings of $5.3 billion as of September 30, 2026.

We have significant future capital requirements including expected operating expenses to conduct research and development activities, operate our organization, and meet capital expenditure needs. We anticipate maintaining substantial expenses across all areas of our ongoing activities, particularly as we continue research and development of our development candidates and clinical activities for our investigational medicines. This also extends to our manufacturing costs, including our arrangements with our supply and manufacturing partners. Our ongoing work on intismeran autogene, our other oncology programs, norovirus, development of any new COVID vaccines against variants of SARS-CoV-2, late-stage clinical development, investments in digital capabilities and artificial intelligence technologies, and buildout of global commercial, regulatory, sales and marketing infrastructure and manufacturing facilities will require significant cash outflows in future periods, most of which will not be reimbursed or otherwise paid for by our collaborators or alliances. We are also incurring, and expect to continue to incur, costs related to postmarketing requirements and commitments for certain approved products, including ongoing clinical and safety studies. The scope, timing and duration of these activities remain subject to regulatory requirements and may evolve over time. In addition, we have substantial facility, lease and purchase obligations. We have entered into various collaboration and licensing agreements, as well as research and development funding arrangements with third parties. These arrangements collectively encompass the funding of specific research and development activities, with the distinction that under the research and development funding arrangement, we receive funding. However, for all these arrangements, we may be obligated to make potential future milestone and royalty payments.

In November 2025, we entered into a Credit and Guaranty Agreement (Credit Agreement) with lenders led by Ares Capital Corporation, as administrative agent, providing for a term loan facility with aggregate commitments of $1.5 billion. As of September 30, 2026, we had drawn $600 million under the initial term loan. The Credit Agreement also provides for $900 million of delayed draw term loan commitments, consisting of $400 million available, subject to applicable conditions, through November 2027 and $500 million available, subject to applicable conditions and specified regulatory approval milestones, through November 2028. Borrowings under the Credit Agreement bear interest at a variable rate based on Term SOFR or a base rate, at our option, plus an applicable margin, with interest payable periodically and the principal amount due in full at maturity in November 2030. The Credit Agreement includes customary affirmative and negative covenants, with which we were in compliance as of September 30, 2026. See Note 11 to our condensed consolidated financial statements for additional information.

In September 2026, we issued $3.0 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes). We received net proceeds of approximately $3.0 billion from the issuance of the 2032 Notes, and used $329 million of the proceeds to fund related capped call transactions. The 2032 Notes have a zero-coupon interest rate and therefore do not require periodic cash interest payments. Upon conversion, we may elect to settle the 2032 Notes in cash, shares of our common stock, or a combination of cash and shares. We may, however, be required to make cash payments in connection with a redemption or repurchase of the 2032 Notes under certain circumstances. Unless earlier converted, redeemed or repurchased, the $3.0 billion principal amount of the 2032 Notes is payable at maturity in March 2032. See Note 11 to our condensed consolidated financial statements for additional information.

We believe that our cash, cash equivalents, and investments as of September 30, 2026, together with cash expected to be generated from product sales and available borrowings under our credit facility, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of these financial statements included in this Form 10-Q. We are subject to all the risks related to the development and commercialization of novel medicines, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors, which may adversely affect our business. For example, we experienced a decline in customer demand for our COVID vaccine in 2023 and 2024, and this trend continued in 2025 as the market transitions to a more competitive and commercially driven environment, with broader external factors continuing to affect market dynamics. We foresee that our commitment to investing in our business for future product launches may lead to continued negative cash flows from operations in upcoming periods. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical accounting policies and significant judgments and estimates

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2026 compared to those disclosed in our 2025 Form 10-K.

Contractual Obligations

As of September 30, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks, and the way we manage them, are summarized in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K. There have been no material changes to our market risk or to our management of such risks for the three and nine months ended September 30, 2026.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
Item 1. Legal Proceedings
We are involved in various claims and legal proceedings of a nature considered ordinary course in our business, including those described under the heading “Legal Proceedings” in our 2025 Form 10-K and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026. Most of the issues raised by these claims are highly complex and subject to substantial uncertainties. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A., “Risk Factors,” of our 2025 Form 10-K, including the discussion under the headings entitled “Risks related to our intellectual property” and “Risks related to the manufacturing of our commercial products and product candidates.” The outcome of any such proceedings, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment.

GSK Patent Litigation

We and GSK Biologicals S.A. (GSK) entered into an agreement on October 28, 2026, to settle all disputes between the parties which were pending in the U.S. and Europe. Pursuant to the agreement, the parties granted patent cross-licenses in the field of infectious disease and are not obligated to make payments of any kind in connection with such licenses.

Pfizer/BioNTech Patent Litigation

As more fully described in our 2025 Form 10-K, we brought patent infringement actions against Pfizer Inc. (Pfizer), BioNTech SE (BioNTech) and related entities in Germany, the Netherlands, the UK, Ireland and Belgium concerning our mRNA platform technology and disease-specific vaccine designs. In September 2026, the Technical Board of Appeal of the European Patent Office revoked our European Patent No. 3 590 949 in all contracting states, including Germany, the Netherlands, the UK, Ireland and Belgium. Following this decision, the related national proceedings in Belgium, Ireland and the Netherlands have been dismissed. Proceedings in Germany and the UK remain pending awaiting the written decision of the Technical Board of Appeal.

In September 2026, we filed a complaint against Pfizer, BioNTech, and certain of their affiliates in the Hamburg Local Division of the Unified Patent Court (UPC) asserting our European Patent No. 3 981 437 to modified mRNA vaccines formulated in lipid nanoparticles. The complaint seeks a judgment of infringement of the asserted patent and unspecified damages.

CureVac Patent Litigation

In April 2026, CureVac Manufacturing GmbH filed a complaint against Moderna, Inc., ModernaTX, Inc., and certain of our affiliates in the Hague Local Division of the UPC asserting European Patent No. EP 4 108 769 related to mRNA production and purification methods. The complaint seeks a judgment of infringement of the asserted patent and unspecified damages.

In August 2026, CureVac SE filed a complaint against Moderna Biotech Spain S.L., Moderna Switzerland GmbH, Moderna Netherlands B.V., ModernaTX, Inc., Rovi Pharma Industrial Services S.A., and Recipharm Monts SAS in Commercial Court No. 5 of Barcelona, Spain, asserting European Patent No. 1 857 122 (EP’122) related to mRNA compositions with increased guanine and cytosine content. The complaint seeks a judgment of infringement of the asserted patent and unspecified damages.

In October 2026, CureVac SE filed a complaint against Moderna Switzerland GmbH, ModernaTX, Inc., Lonza AG, and Lonza Sales AG in the Swiss Federal Patent Court asserting EP’122 related to mRNA compositions with increased guanine and cytosine content. The complaint seeks a judgment of infringement of the asserted patent and unspecified damages.

Securities Class Action Litigation

As more fully described in our 2025 Form 10-K, in August 2024, a putative securities class action complaint was filed against Moderna and certain of its officers in the U.S. District Court for the District of Massachusetts. On October 8, 2026, the court issued a Memorandum & Order granting Moderna’s motion to dismiss. On October 13, 2026, the court entered an Order of Dismissal dismissing the action with prejudice. The decision is subject to appeal.

Item 1A. Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2025 Form 10-K other than set forth below.

Risks related to our convertible notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make repayments of the principal of, to pay interest, if any, on or to refinance our indebtedness, including our outstanding 0.00% Convertible Senior Notes due 2032 (the notes), and to pay any cash amounts upon conversion of the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash, to repay the notes at maturity or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes have the right, subject to certain conditions, to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change (as defined in the indenture governing the notes) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the notes, we must pay the principal amount of the notes plus accrued and unpaid special interest, if any, in cash, unless the notes have been previously repurchased, redeemed or converted. In addition, upon conversion of the notes, unless we elect to issue solely shares of common stock to settle conversions (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of such conversions. However, we may not have enough available cash or be able to obtain financing upon maturity of the notes or at the time we are required to make repurchases of any notes surrendered therefor or pay cash with respect to notes being converted. In addition, our credit and guaranty agreement restricts, and our future debt may prohibit us from making any cash payments on the conversion or repurchase of the notes or making any cash payments upon a fundamental change. Our ability to repurchase the notes or to pay cash upon conversions or at maturity of the notes may also be limited by law or by regulatory authority. Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions or at maturity of the notes as required by the indenture governing the notes would constitute a default under the indenture governing the notes. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of common stock (other than paying cash in lieu of delivering any fractional share) we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we would be required under applicable accounting rules to reclassify all or any portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of our conversion obligation. If we elect to settle our conversion obligation in shares of common stock or a combination of cash and shares of common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The accounting method for the notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

The notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which is being amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported net income or larger reported loss.

In addition, the shares of common stock underlying the notes are reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share is generally calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

In addition, accounting standards may change in the future. Further, if in the future we irrevocably elect a settlement method to apply to conversions of notes, the accounting treatment for the notes could be different than described above. Accordingly, we may account for the notes in a manner that is significantly different than described above.

Certain provisions in the indenture governing the notes may delay or prevent an attempted takeover of us that might be financially advantageous to the shareholders.

Certain provisions in the indenture governing the notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes will require us, except as provided therein, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The capped call transactions may affect the market price of our common stock.

In connection with the offering of the notes, we entered into privately negotiated capped call transactions with certain financial institutions (the option counterparties). The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

We expect that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so following any early conversion, repurchase, or redemption of the notes, to the extent we unwind a corresponding portion of the capped call transactions, or if we otherwise unwind all or a portion of the capped call transactions, and during the final observation period for the conversion of notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of the common stock will depend in part on market conditions. Any of these activities could adversely affect the value of the common stock.

We cannot predict the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.

In addition, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The capped call transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 1, 2022, our Board of Directors authorized a share repurchase program for our common stock of up to $3.0 billion, with no expiration date. During the three months ended September 30, 2026, there were no shares repurchased. As of September 30, 2026, $1.7 billion of our Board of Directors’ authorization for repurchases of our common stock remains outstanding, with no expiration date.

For details about our share repurchase programs, please refer to Note 12 to our consolidated financial statements, as set forth in our 2025 Form 10-K.

Item 5. Other Information

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading plan or arrangement" or a "non-Rule 10b5-1 trading plan or arrangement," as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Exhibit Index
4.1
Indenture, dated as of September 1, 2026, by and between Moderna, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on September 1, 2026)

4.2	Form or Global Note, representing Moderna, Inc.’s 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.1)
10.1
Form of Confirmation for Capped Call Transactions (incorporated by reference to the Current Report on Form 8-K (File No. 001-38753) filed with the Securities and Exchange Commission on September 1, 2026)

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
November 6, 2026
Stéphane Bancel
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	By:	/s/ James M. Mock
November 6, 2026
James M. Mock
Chief Financial Officer
(Principal Financial Officer)